Form 10-Q
period 2021-06-30
ECOLAB INC.
filed 2021-08-05
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of June 30, 2021: 286,087,223 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share amounts)	2021	2020	2021	2020

Product and equipment sales	$2,514.4	$2,167.1	$4,807.8	$4,591.1
Service and lease sales	648.3	518.6	1,239.9	1,115.2
Net sales	3,162.7	2,685.7	6,047.7	5,706.3
Product and equipment cost of sales	1,464.9	1,301.5	2,827.8	2,666.2
Service and lease cost of sales	379.1	334.2	728.2	689.7
Cost of sales (including special charges (a))	1,844.0	1,635.7	3,556.0	3,355.9
Selling, general and administrative expenses	853.3	788.6	1,716.2	1,696.9
Special (gains) and charges	17.6	69.4	30.4	85.3
Operating income	447.8	192.0	745.1	568.2
Other expense (income) (b)	2.5	(15.1)	(14.5)	(30.5)
Interest expense, net (c)	45.6	58.7	97.3	107.0
Income before income taxes	399.7	148.4	662.3	491.7
Provision for income taxes	86.1	14.1	152.2	61.1
Net income from continuing operations, including noncontrolling interest	313.6	134.3	510.1	430.6
Net income from continuing operations attributable to noncontrolling interest	2.8	5.4	5.7	9.7
Net income from continuing operations attributable to Ecolab	310.8	128.9	504.4	420.9
Net loss from discontinued operations, net of tax (Note 4) (d)	-	(2,163.9)	-	(2,172.5)
Net income (loss) attributable to Ecolab	$310.8	($2,035.0)	$504.4	($1,751.6)

Earnings (loss) attributable to Ecolab per common share
Basic
Continuing operations	$ 1.09	$ 0.45	$ 1.76	$ 1.46
Discontinued operations	$ -	($ 7.51)	$ -	($ 7.53)
Earnings attributable to Ecolab	$ 1.09	($ 7.06)	$ 1.76	($ 6.07)
Diluted
Continuing operations	$ 1.08	$ 0.44	$ 1.75	$ 1.44
Discontinued operations	$ -	($ 7.42)	$ -	($ 7.44)
Earnings attributable to Ecolab	$ 1.08	($ 6.98)	$ 1.75	($ 6.00)

Weighted-average common shares outstanding
Basic	286.0	288.2	286.0	288.5
Diluted	288.8	291.5	288.9	292.0

(a)	Cost of sales includes special (gains) and charges, net of $3.7 and $27.0 in the second quarter of 2021 and 2020, respectively, and $23.3 and $36.1 in the first six months of 2021 and 2020, respectively, which is recorded in product and equipment cost of sales.
(b)	Other expense (income) includes special charges of $19.6 in the second quarter and first six months of 2021.
(c)	Interest expense, net includes special charges of $0.7 in the second quarter and first six months of 2020.
(d)	Net income (loss) from discontinued operations, net of tax includes noncontrolling interest of ($0.3) in the second quarter of 2020 and $2.2 in the first six months of 2020.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2021	2020	2021	2020

Net income (loss) attributable to Ecolab	$310.8	($2,035.0)	$504.4	($1,751.6)
Net income from continuing operations attributable to noncontrolling interest	2.8	5.4	5.7	9.7
Net income (loss) from discontinued operations attributable to noncontrolling interest	-	(0.3)	-	2.2
Net income (loss) attributable to Ecolab, including noncontrolling interest	313.6	(2,029.9)	510.1	(1,739.7)

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	83.2	(122.9)	168.1	(161.2)
Separation of ChampionX	-	229.9	-	229.9
Loss on net investment hedges	(14.2)	(2.9)	(26.4)	(4.0)
Total foreign currency translation adjustments	69.0	104.1	141.7	64.7

Derivatives and hedging instruments	0.8	2.1	1.4	5.0

Pension and postretirement benefits
Current period net actuarial gain	109.9	-	109.9	-
Settlement charge	14.9	-	14.9	-
Amortization of net actuarial loss and prior period service credits, net	8.6	17.6	14.5	30.5
Total pension and postretirement benefits	133.4	17.6	139.3	30.5

Subtotal	203.2	123.8	282.4	100.2

Total comprehensive income (loss), including noncontrolling interest	516.8	(1,906.1)	792.5	(1,639.5)
Comprehensive income (loss) attributable to noncontrolling interest	2.1	(19.4)	4.3	(12.1)
Comprehensive income (loss) attributable to Ecolab	$514.7	($1,886.7)	$788.2	($1,627.4)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
(millions, except per share amounts)	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$1,402.4	$1,260.2
Accounts receivable, net	2,331.0	2,273.8
Inventories	1,418.5	1,285.2
Other current assets	335.5	298.2
Total current assets	5,487.4	5,117.4
Property, plant and equipment, net	3,077.9	3,124.9
Goodwill	6,172.4	6,006.9
Other intangible assets, net	2,925.4	2,977.0
Operating lease assets	391.5	423.8
Other assets	479.1	476.0
Total assets	$18,533.7	$18,126.0

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$17.3	$17.3
Accounts payable	1,213.3	1,160.6
Compensation and benefits	430.3	469.3
Income taxes	48.9	96.1
Other current liabilities	1,170.5	1,188.9
Total current liabilities	2,880.3	2,932.2
Long-term debt	6,708.9	6,669.3
Postretirement health care and pension benefits	1,046.6	1,226.2
Deferred income taxes	567.3	483.9
Operating lease liabilities	273.8	300.5
Other liabilities	320.5	312.4
Total liabilities	11,797.4	11,924.5
Commitments and contingencies (Note 17)

Equity (a)
Common stock	363.2	362.6
Additional paid-in capital	6,333.3	6,235.0
Retained earnings	8,472.8	8,243.0
Accumulated other comprehensive loss	(1,710.6)	(1,994.4)
Treasury stock	(6,749.6)	(6,679.7)
Total Ecolab shareholders’ equity	6,709.1	6,166.5
Noncontrolling interest	27.2	35.0
Total equity	6,736.3	6,201.5
Total liabilities and equity	$18,533.7	$18,126.0

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 286.1 shares outstanding at June 30, 2021 and 285.7 shares outstanding at December 31, 2020. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30
(millions)	2021	2020

OPERATING ACTIVITIES
Net income (loss) including noncontrolling interest	$510.1	($1,739.7)
Less: Net loss from discontinued operations including noncontrolling interest	-	(2,170.3)
Net income from continuing operations including noncontrolling interest	510.1	430.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	303.9	293.0
Amortization	116.7	103.2
Deferred income taxes	39.5	(25.0)
Share-based compensation expense	58.9	53.7
Pension and postretirement plan contributions	(36.5)	(34.1)
Pension and postretirement plan expense, net	23.6	17.1
Restructuring charges, net of cash paid	(15.9)	(23.3)
Other, net	12.0	53.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(19.1)	96.1
Inventories	(103.5)	(151.9)
Other assets	(53.8)	(49.3)
Accounts payable	33.5	20.1
Other liabilities	(71.1)	(143.8)
Cash provided by operating activities - continuing operations	798.3	640.2
Cash provided by operating activities - discontinued operations	-	118.4
Cash provided by operating activities	798.3	758.6

INVESTING ACTIVITIES
Capital expenditures	(245.6)	(250.6)
Property and other assets sold	0.3	1.7
Acquisitions and investments in affiliates, net of cash acquired	(89.8)	(486.8)
Divestiture of businesses	-	55.4
Other, net	(12.7)	(9.4)
Cash used for investing activities - continuing operations	(347.8)	(689.7)
Cash provided by investing activities - discontinued operations	-	443.2
Cash used for investing activities	(347.8)	(246.5)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	(1.0)	454.4
Long-term debt borrowings	-	768.9
Long-term debt repayments	-	(300.0)
Reacquired shares	(70.6)	(104.7)
Dividends paid	(286.6)	(283.2)
Exercise of employee stock options	40.4	188.7
Other, net	(0.5)	(3.5)
Cash (used for) provided by financing activities - continuing operations	(318.3)	720.6
Cash used for financing activities - discontinued operations	-	(1.6)
Cash (used for) provided by financing activities	(318.3)	719.0

Effect of exchange rate changes on cash and cash equivalents	10.0	(48.5)

Increase in cash and cash equivalents	142.2	1,182.6
Cash and cash equivalents, beginning of period - continuing operations	1,260.2	118.8
Cash and cash equivalents, beginning of period - discontinued operations	-	67.6
Cash and cash equivalents, beginning of period	1,260.2	186.4
Cash and cash equivalents, end of period - continuing operations	1,402.4	1,369.0
Cash and cash equivalents, end of period - discontinued operations	-	-
Cash and cash equivalents, end of period	$1,402.4	$1,369.0

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Second Quarter Ended June 30, 2021 and 2020
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, March 31, 2020	$360.8	$6,018.1	$10,136.9	($2,113.7)	($5,580.0)	$8,822.1	$38.5	$8,860.6

Net (loss) income			(2,035.0)			(2,035.0)	5.1	(2,029.9)
Other comprehensive income (loss) activity				124.0		124.0	(0.2)	123.8
Cash dividends declared (a)			(134.1)			(134.1)	(1.8)	(135.9)
Separation of ChampionX		(8.5)			(1,051.4)	(1,059.9)	3.4	(1,056.5)
Changes in noncontrolling interests		17.6				17.6	(10.0)	7.6
Stock options and awards	1.2	127.8			1.2	130.2		130.2
Reacquired shares					(9.7)	(9.7)		(9.7)
Balance, June 30, 2020	$362.0	$6,155.0	$7,967.8	($1,989.7)	($6,639.9)	$5,855.2	$35.0	$5,890.2

Balance, March 31, 2021	$363.0	$6,285.7	$8,299.3	($1,914.5)	($6,741.2)	$6,292.3	$27.8	$6,320.1

Net income			310.8			310.8	2.8	313.6
Other comprehensive income (loss) activity				203.9		203.9	(0.7)	203.2
Cash dividends declared (a)			(137.3)			(137.3)	(2.7)	(140.0)
Stock options and awards	0.2	47.6			0.4	48.2		48.2
Reacquired shares					(8.8)	(8.8)		(8.8)
Balance, June 30, 2021	$363.2	$6,333.3	$8,472.8	($1,710.6)	($6,749.6)	$6,709.1	$27.2	$6,736.3

	Six Months Ended June 30, 2021 and 2020
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2019	$359.6	$5,907.1	$9,993.7	($2,089.7)	($5,485.4)	$8,685.3	$40.5	$8,725.8

New accounting guidance adoption (b)			(4.3)			(4.3)		(4.3)
Net (loss) income			(1,751.6)			(1,751.6)	11.9	(1,739.7)
Other comprehensive income (loss) activity				100.0		100.0	0.2	100.2
Cash dividends declared (a)			(270.0)			(270.0)	(11.7)	(281.7)
Separation of ChampionX		(8.5)			(1,051.4)	(1,059.9)	3.4	(1,056.5)
Changes in noncontrolling interests		17.6				17.6	(9.3)	8.3
Stock options and awards	2.4	238.8			1.6	242.8		242.8
Reacquired shares					(104.7)	(104.7)		(104.7)
Balance, June 30, 2020	$362.0	$6,155.0	$7,967.8	($1,989.7)	($6,639.9)	$5,855.2	$35.0	$5,890.2

Balance, December 31, 2020	$362.6	$6,235.0	$8,243.0	($1,994.4)	($6,679.7)	$6,166.5	$35.0	$6,201.5

Net income			504.4			504.4	5.7	510.1
Other comprehensive income (loss) activity				283.8		283.8	(1.4)	282.4
Cash dividends declared (a)			(274.6)			(274.6)	(12.1)	(286.7)
Stock options and awards	0.6	98.3			0.7	99.6		99.6
Reacquired shares					(70.6)	(70.6)		(70.6)
Balance, June 30, 2021	$363.2	$6,333.3	$8,472.8	($1,710.6)	($6,749.6)	$6,709.1	$27.2	$6,736.3

(a)	Dividends declared per common share were $0.48 and $0.47 in the second quarter of 2021 and 2020, respectively, and $0.96 and $0.94 in the first six months of 2021 and 2020, respectively.
(b)	Upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company reclassified the cumulative effect of applying the standard to retained earnings at the beginning of the period adopted.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the second quarter ended June 30, 2021 and 2020 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

In March 2020, coronavirus 2019 (“COVID-19”) was declared a pandemic by the World Health Organization. As the impact of the pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial information as new events occur and additional information becomes known. To the extent actual results differ materially from those estimates and assumptions, the Company’s future financial statements could be affected.

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

As discussed in Note 4 Discontinued Operations, during 2020, the ChampionX business met the criteria to be reported as discontinued operations because the separation of the ChampionX business was a strategic shift in business that had a major effect on the Company's operations and financial results. Therefore, the Company reported the historical results of ChampionX, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the separation of ChampionX and all prior year balances have been revised accordingly to reflect continuing operations only.

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

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2020 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

With respect to the unaudited financial information of the Company for the second quarter ended June 30, 2021 and 2020 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated August 5, 2021 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2021	2020	2021	2020
Cost of sales
Restructuring activities	$3.7	$2.6	$21.9	$5.6
Acquisition and integration activities	-	2.2	-	2.6
COVID-19 activities, net	-	6.9	1.1	6.9
Other	-	15.3	0.3	21.0
Cost of sales subtotal	3.7	27.0	23.3	36.1

Special (gains) and charges
Restructuring activities	2.5	0.3	6.1	4.5
Acquisition and integration activities	1.3	(2.6)	2.5	2.8
Disposal and impairment activities	-	44.7	-	45.9
COVID-19 activities, net	8.3	10.2	14.7	10.2
Other	5.5	16.8	7.1	21.9
Special (gains) and charges subtotal	17.6	69.4	30.4	85.3

Operating income subtotal	21.3	96.4	53.7	121.4

Interest expense, net	-	0.7	-	0.7
Other expense (income)	19.6	-	19.6	-

Total special (gains) and charges	$40.9	$97.1	$73.3	$122.1

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring activities

Restructuring activities are primarily related to the Institutional Advancement Program and Accelerate 2020, both of which are described below. Restructuring activities and related costs have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

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

During the second quarter and first six months of 2021, the Company recorded restructuring charges of $2.2 million ($1.6 million after tax) and $8.1 million ($6.1 million after tax), respectively, primarily related to costs to support the transition to the new sales and service structure, and the disposal of equipment. The Company has recorded $43.3 million ($32.5 million after tax) of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $11.5 million as of June 30, 2021 and is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Institutional Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2020 Activity
Recorded expense and accrual	$25.6	$-	$9.6	$35.2
Net cash payments	(0.9)	-	(9.6)	(10.5)
Restructuring liability, December 31, 2020	24.7	-	-	24.7

2021 Activity
Recorded expense (income) and accrual	1.3	4.5	2.3	8.1
Net cash payments	(14.7)	-	(2.3)	(17.0)
Non-cash net charges	-	(4.5)	0.2	(4.3)
Restructuring liability, June 30, 2021	$11.3	$-	$0.2	$11.5

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

The Company recorded restructuring charges (gains) of ($0.3) million ($0.2 million after tax) and $1.4 million ($1.6 million after tax) in the second quarter and first six months of 2021, respectively, primarily related to severance. The liability related to the Plan was $47.3 million as of the end of the second quarter of 2021. The Company has recorded $240.6 million ($185.4 million after tax) of cumulative restructuring charges under the Plan. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Accelerate 2020 Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018-2020 Activity
Recorded expense	$212.0	$8.0	$19.2	$239.2
Net cash payments	(144.3)	1.2	(12.2)	(155.3)
Non-cash charges	-	(9.2)	(2.0)	(11.2)
Effect of foreign currency translation	(0.9)	-	-	(0.9)
Restructuring liability, December 31, 2020	66.8	-	5.0	71.8

2021 Activity
Recorded expense	1.0	-	0.4	1.4
Net cash payments	(25.3)	-	(0.6)	(25.9)
Non-cash charges	-	-	(0.1)	(0.1)
Effect of foreign currency translation	0.1	-	-	0.1
Restructuring liability, June 30, 2021	$42.6	$-	$4.7	$47.3

Other Restructuring Activities

During the second quarter and six months of 2021, the Company incurred restructuring charges of $4.3 million ($5.6 million after tax) and $18.5 million ($16.4 million after tax), respectively, related to other immaterial restructuring activity. The charges are primarily related to severance and asset write-offs. During the second quarters and first six months of 2021 and 2020, net restructuring charges related to prior year plans were minimal. The restructuring liability balance for all plans other than the Accelerate 2020 and Institutional Plan were $16.8 million and $5.9 million as of June 30, 2021 and December 31, 2020, respectively. The increase in liability was driven primarily by severance accruals. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during 2021 related to all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $1.1 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include $1.3 million ($1.0 million after tax) and $2.5 million ($2.1 million after tax) in the second quarter and first six months of 2021, respectively. Charges are related to Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), and Bioquell PLC (“Bioquell”) acquisitions and consist of integration costs, advisory and legal fees.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include ($2.6) million ($1.7 million after tax) and $2.8 million ($2.1 million after tax) in the second quarter and first six months of 2020, respectively. Charges are related to CID Lines, Bioquell and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $2.2 million ($1.7 million after tax) and $2.6 million ($1.9 million after tax) on the Consolidated Statements of Income in the second quarter and first six months of 2020, respectively, related to the recognition of fair value step-up in the CID Lines inventory, severance and the closure of a facility. The Company also incurred $0.7 million ($0.5 million after tax) of interest expense in the second quarter of 2020.

Further information related to the Company’s acquisitions is included in Note 3.

Disposal and impairment charges

Disposal and impairment charges reported in special (gains) and charges on the Consolidated Statements of Income include $44.7 million ($44.1 million after tax) and $45.9 million ($45.0 million after tax) in the second quarter and first six months of 2020, respectively. During the second quarter of 2020, the Company recorded a $28.6 million ($28.6 million after tax) impairment for a minority equity method investment due to the impact of the economic environment and the liquidity of the minority equity method investment. In addition, the Company recorded charges of $16.1 million ($15.5 million after tax) related to transaction fees associated with the sale of Holchem Group Limited (“Holchem”).

Further information related to the Company’s disposal is included in Note 3.

COVID-19 activities

The Company recorded charges of $4.1 million and $26.5 million during the second quarter of 2021 and 2020, respectively, and $10.0 million and $26.5 million during the first six months of 2021 and 2020, respectively, to protect the wages for certain employees directly impacted by the COVID-19 pandemic. The Company also recorded charges during the second quarter and first six months of 2021 of $4.9 million and $8.4 million, respectively, related to COVID-19 testing and related expenses. In addition, the Company received subsidies and government assistance, which were recorded as a special (gain) of ($0.7) million and ($9.4) million during the second quarter of 2021 and 2020, respectively, and ($2.6) million and ($9.4) million during the first six months of 2021 and 2020, respectively. COVID-19 pandemic charges are recorded in product and equipment cost of sales, service and lease cost of sales, and special (gains) and charges on the Consolidated Statements of Income. After tax net charges related to the COVID-19 pandemic were $6.4 million and $13.2 million during the second quarter of 2021 and 2020, respectively, and $11.3 million and $13.2 million during the first six months of 2021 and 2020, respectively.

Other

Other special charges recorded in the first six months of 2021 in product and equipment cost of sales were $0.3 million ($0.2 million after tax). During the second quarter and first six months of 2020, the Company recorded special charges of $15.3 million ($10.5 million after tax) and $21.0 million (14.3 million after tax), respectively, in product and equipment cost of sales on the Consolidated Statements of Income related to a Healthcare product recall in Europe.

Other special charges of $5.5 million ($4.4 million after tax) and $7.1 million ($5.6 million after tax) recorded in the second quarter and first six months of 2021, respectively, relate primarily to legal reserve and certain legal charges and tax consulting fees associated with the ChampionX separation.

Other special charges of $16.8 million ($12.6 million after tax) and $21.9 million ($16.5 million after tax), respectively, recorded in the second quarter and first six months of 2020 relate primarily to legal reserve and certain legal charges which are recorded in special (gains) and charges on the Consolidated Statements of Income.

Other expense (income)

During the second quarter and first six months of 2021, the Company incurred settlement expense recorded in other expense (income) on the Consolidated Statements of Income of $19.6 million ($14.9 million after tax) related to U.S. pension plan lump-sum payments to retirees.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheets at fair value as of their acquisition dates. The purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration transferred. Purchase consideration transferred is reduced by the amount of cash or cash equivalents acquired.

There were no acquisitions during the second quarter of 2021. Acquisitions during the first six months of 2021 and 2020 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

During the first quarter of 2021, the Company acquired VanBaerle Hygiene AG (“VanBaerle”), an institutional business which sells cleaning products and related services to restaurants, long-term care facilities, hotels and laundries. VanBaerle became part of the Global Institutional reporting segment. The purchase price included immaterial amounts of holdback and contingent consideration, which are recorded within other liabilities on the Consolidated Balance Sheets as of June 30, 2021.

Also, during the first quarter of 2021, the Company acquired TechTex Holdings Limited (“TechTex”), a healthcare business which sells wet and dry wipes and other nonwovens products to the Life Sciences and Healthcare industries. TechTex became part of the Global Healthcare and Life Sciences reporting segment. The purchase price included an immaterial holdback that is recorded within other liabilities on the Consolidated Balance Sheets as of June 30, 2021.

The purchase accounting for these acquisitions are preliminary and subject to change as the Company finalizes the valuation of intangible assets, income tax balances and working capital adjustments. The Company does not expect any of the goodwill related to its acquisitions of VanBaerle or TechTex to be tax deductible.

The following table summarizes the acquisition date fair value of net assets acquired from the Company’s acquisitions other than CID Lines during the first six months of 2021 and 2020.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2021	2020	2021	2020
Net tangible assets (liabilities) acquired and equity method investments	$-	$-	($2.4)	$-

Identifiable intangible assets
Customer relationships	-	-	31.1	-
Trademarks	-	-	3.6	-
Other technology	-	-	1.5	-
Total intangible assets	-	-	36.2	-

Goodwill	-	-	59.0	-
Total aggregate purchase price	-	-	92.8	-

Acquisition-related liabilities and contingent consideration (a)	-	-	(4.4)	-
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration	$-	$-	$88.4	$-

(a)	Subsequent to the acquisitions, $1.4 in contingent consideration was remitted to the seller during the first six months of 2021 and is included in investing activities on the Consolidated Statements of Cash Flows.

During the first six months of 2020, the Company made $2.5 million of acquisition-related payments associated with prior transactions closed during 2019. The payments primarily consist of the release of holdback liabilities and payment of contingent consideration.

The weighted average useful life of identifiable intangible assets acquired during the first six months of 2021 was 13 years.

CID Lines Acquisition

On May 11, 2020, the Company acquired CID Lines for total consideration of $506.9 million in cash. CID Lines had annualized pre-acquisition sales of approximately $110 million and is a leading global provider of livestock biosecurity and hygiene solutions based in Belgium.

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed and are reflected on the Consolidated Statements of Income. Further information related to the Company’s special (gains) and charges is included in Note 2.

The following table summarizes the acquisition date fair value of net assets acquired from the Company’s acquisition of CID Lines.

(millions)	May 11, 2020
Tangible assets	$54.1
Identifiable intangible assets
Customer relationships	147.5
Trademarks	58.6
Acquired technologies and product registrations	47.7
Total assets acquired	307.9

Goodwill	274.8

Total liabilities	97.2
Net consideration transferred to sellers	$485.5

Tangible assets are primarily comprised of accounts receivable of $30.1 million, property, plant and equipment of $7.7 million and inventory of $16.3 million. Liabilities primarily consist of deferred tax liabilities of $64.8 million and current liabilities of $32.4 million.

Customer relationships, trademarks, and other technology and product registrations are being amortized over weighted average lives of 14, 14, and 16 years, respectively.

Goodwill of $274.8 million arising from the acquisition consists largely of the synergies and economies of scale expected through adding complementary geographies and innovative products to the Food and Beverage industries. This acquired business became part of the Global Industrial reportable segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Other than CID Lines, the Company did not close on any other business acquisitions during the first six months of 2020.

During the first six months of 2021, the Company recorded purchase accounting adjustments that decreased goodwill recognized from the acquisition of CID Lines by $0.9 million. Purchase accounting was finalized in the second quarter of 2021 and no further purchase accounting adjustments will be recorded for the CID Lines acquisition.

Dispositions

There were no business dispositions during the first six months of 2021.

In the second quarter of 2020, the Company completed the sale of Holchem, a U.K. based supplier of hygiene and cleaning products and services for the food and beverage, foodservice and hospitality industries for total consideration of $106.6 million. Consideration consisted of $55.4 million of cash and $51.2 million in notes receivable recorded at fair value. After the recognition of transaction costs, the Company recognized an after-tax loss of $16.3 million, which is classified within special (gains) and charges on the Consolidated Statements of Income. Annual sales of Holchem were approximately $55 million and were included in the Global Industrial reportable segment prior to disposition. Further information related to the Company’s special (gains) and charges is included in Note 2.

As discussed in Note 4, the ChampionX separation met the criteria to be reported as discontinued operations. No other dispositions were significant to the Company’s consolidated financial statements for the first six months of 2020.

Subsequent Event

Subsequent to quarter end, the Company acquired a U.S. Healthcare business for approximately $120 million. The acquisition is not material to the Company’s consolidated financial statements.

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

The ChampionX business, as discussed in Note 1, met the criteria to be reported as discontinued operations because the separation of the ChampionX business was a strategic shift in business that had a major effect on the Company’s operations and financial results. Therefore, the results of discontinued operations for the second quarter ended June 30, 2020 include the historical results of ChampionX prior to separation.

Summarized results of the Company’s discontinued operations are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2021	2020	2021	2020

Product and equipment sales	$-	$352.9	$-	$858.9
Service and lease sales	-	44.8	-	99.6
Net sales	-	397.7	-	958.5
Product and equipment cost of sales	-	270.5	-	621.7
Service and lease cost of sales	-	34.9	-	80.4
Cost of sales (including special charges)	-	305.4	-	702.1
Selling, general and administrative expenses	-	74.0	-	180.5
Special (gains) and charges	-	2,185.2	-	2,221.7
Operating income	-	(2,166.9)	-	(2,145.8)
Other expense (income)	-	0.1	-	0.3
Interest expense (income), net	-	0.3	-	0.2
Income before income taxes	-	(2,167.3)	-	(2,146.3)
Provision for income taxes	-	(3.1)	-	24.0
Net loss including noncontrolling interest	-	(2,164.2)	-	(2,170.3)
Net income attributable to noncontrolling interest	-	(0.3)	-	2.2
Net loss from discontinued operations, net of tax	$-	($2,163.9)	$-	($2,172.5)

Special (gains) and charges of $2,186.1 million and $2,222.7 million in the second quarter and first six months of 2020, respectively, relate to professional fees incurred to support the Transaction and restructuring charges specifically related to the ChampionX business. These charges have been included as a component of both cost of sales and special (gains) and charges in discontinued operations.

The Company also recognized discrete tax expense primarily related to friction costs associated with ChampionX separation activity of $3.2 million and $22.7 million in the second quarter and first six months of 2020, respectively, that is allocated within discontinued operations tax expense.

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

The Company also entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for the second quarter and first six months of 2021 were $34.7 million and $67.7 million, respectively, and for both the second quarter and first six months of 2020 were $12.3 million. As of June 30, 2021, we had an outstanding accounts receivable balance for sales of product to ChampionX of $25.6 million.

5. BALANCE SHEETS INFORMATION

	June 30	December 31
(millions)	2021	2020
Accounts receivable, net
Accounts receivable	$2,411.1	$2,358.1
Allowance for doubtful accounts	(80.1)	(84.3)
Total	$2,331.0	$2,273.8

Inventories
Finished goods	$879.9	$789.6
Raw materials and parts	578.6	511.2
Inventories at FIFO cost	1,458.5	1,300.8
FIFO cost to LIFO cost difference	(40.0)	(15.6)
Total	$1,418.5	$1,285.2

Other current assets
Prepaid assets	$135.1	$99.1
Taxes receivable	165.1	168.6
Derivative assets	9.0	3.2
Other	26.3	27.3
Total	$335.5	$298.2

Property, plant and equipment, net
Land	$159.5	$159.7
Buildings and leasehold improvements	1,090.7	1,060.0
Machinery and equipment	1,883.3	1,830.1
Merchandising and customer equipment	2,711.0	2,691.0
Capitalized software	851.4	820.8
Construction in progress	237.0	219.8
	6,932.9	6,781.4
Accumulated depreciation	(3,855.0)	(3,656.5)
Total	$3,077.9	$3,124.9

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	2,594.8	2,530.9
Trademarks	354.1	348.0
Patents	498.5	492.5
Other technology	241.2	240.1
	3,688.6	3,611.5
Accumulated amortization
Customer relationships	(1,414.0)	(1,319.1)
Trademarks	(168.9)	(155.0)
Patents	(259.3)	(244.6)
Other technology	(151.0)	(145.8)
	(1,993.2)	(1,864.5)
Net intangible assets subject to amortization	1,695.4	1,747.0
Total	$2,925.4	$2,977.0

Other assets
Deferred income taxes	$159.3	$163.2
Pension	44.3	33.0
Derivative asset	0.5	-
Other	275.0	279.8
Total	$479.1	$476.0

	June 30	December 31
(millions)	2021	2020
Other current liabilities
Discounts and rebates	$325.0	$304.1
Dividends payable	137.3	137.2
Interest payable	57.6	51.7
Taxes payable, other than income	142.2	151.8
Derivative liabilities	25.0	25.8
Restructuring	71.4	98.1
Contract liability	87.9	80.4
Operating lease liabilities	119.4	125.6
Other	204.7	214.2
Total	$1,170.5	$1,188.9

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	($19.7)	($21.1)
Unrecognized pension and postretirement benefit expense, net of tax	(795.9)	(935.2)
Cumulative translation, net of tax	(895.0)	(1,038.1)
Total	($1,710.6)	($1,994.4)

6. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of June 30, 2021 and December 31, 2020.

	June 30	December 31
(millions)	2021	2020
Short-term debt
Notes payable	$14.7	$15.5
Long-term debt, current maturities	2.6	1.8
Total	$17.3	$17.3

Lines of Credit

As of June 30, 2021, the Company has a $2.0 billion multi-year credit facility which expires in April 2026. In April 2021, the Company entered into an amended and restated revolving credit facility which extended the maturity from November 2022 to April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either June 30, 2021 or December 31, 2020.

Commercial Paper

The Company’s commercial paper program is used as a source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. or Euro programs as of either June 30, 2021 or December 31, 2020.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of June 30, 2021 and December 31, 2020, the Company had $14.7 million and $15.5 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of June 30, 2021 and December 31, 2020.

	Maturity	June 30	December 31
(millions)	by Year	2021	2020

Long-term debt
Public notes (2021 principal amount)
Five year 2017 senior notes ($500 million)	2022	$499.1	$498.6
Seven year 2016 senior notes ($400 million)	2023	399.2	399.0
Seven year 2016 senior notes (€575 million)	2024	699.8	682.0
Ten year 2015 senior notes (€575 million)	2025	700.5	682.9
Ten year 2016 senior notes ($750 million)	2026	745.7	745.3
Ten year 2017 senior notes ($500 million)	2027	497.4	496.0
Ten year 2020 senior notes ($750 million)	2030	764.4	765.2
Ten year 2020 senior notes ($600 million)	2031	594.7	594.4
Thirty year 2011 senior notes ($458 million)	2041	452.3	452.2
Thirty year 2016 senior notes ($250 million)	2046	246.5	246.4
Thirty year 2017 senior notes ($700 million)	2047	612.7	611.9
Thirty year 2020 senior notes ($500 million)	2050	490.2	490.1
Finance lease obligations and other		9.0	7.1
Total debt		6,711.5	6,671.1
Long-term debt, current maturities		(2.6)	(1.8)
Total long-term debt		$6,708.9	$6,669.3

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

Covenants

The Company is in compliance with its debt covenants as of June 30, 2021.

Net Interest Expense

Interest expense and interest income recognized during the second quarter and first six months of 2021 and 2020 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2021	2020	2021	2020
Interest expense	$51.7	$61.8	$105.5	$114.4
Interest income	(6.1)	(3.1)	(8.2)	(7.4)
Interest expense, net	$45.6	$58.7	$97.3	$107.0

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

During the second quarter of 2021, the Company completed its annual goodwill impairment assessment for each of its eleven reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. The Company’s goodwill impairment assessments for 2021 indicated the estimated fair values of each of its reporting units exceeded the carrying amounts of the respective reporting unit by a significant margin. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the six-month period ended June 30, 2021 were as follows:

		Global	Global
	Global	Institutional	Healthcare &
(millions)	Industrial	& Specialty	Life Sciences	Other	Total
December 31, 2020	$4,287.9	$564.1	$909.8	$245.1	$6,006.9
Current year business combinations (a)	-	11.1	47.9	-	59.0
Prior year business combinations (b)	(0.9)	-	-	-	(0.9)
Effect of foreign currency translation	68.9	7.2	27.5	3.8	107.4
June 30, 2021	$4,355.9	$582.4	$985.2	$248.9	$6,172.4

(a)	Represents goodwill associated with current year acquisitions.
(b)	Represents purchase accounting adjustments associated with the CID Lines acquisition.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. During the second quarter of 2021, the Company completed its annual impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. The Company’s Nalco tradename impairment assessment for 2021 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technology primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the second quarter of 2021 and 2020 was $52.2 million and $50.8 million, respectively. Total amortization expense related to intangible assets during the first six months of 2021 and 2020 was $116.7 and $103.2 million, respectively. Amortization expense related to intangible assets for the remaining six-month period of 2021 is expected to be approximately $111 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	June 30, 2021
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$29.2	$-	$29.2	$-
Interest rate swap	1.1	-	$1.1	-

Liabilities
Foreign currency forward contracts	92.3	-	92.3	-

	December 31, 2020
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$15.5	$-	$15.5	$-

Liabilities
Foreign currency forward contracts	69.9	-	69.9	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$6,711.5	$7,468.3	$6,671.1	$7,704.4

9. DERIVATIVES AND HEDGING TRANSACTIONS

The Company uses foreign currency forward contracts, cross currency swap agreements, interest rate swap agreements and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in foreign operations. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities in the Consolidated Balance Sheets at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

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

The respective net amounts are included in other current assets, other assets, other current liabilities and other liabilities on the Consolidated Balance Sheets.

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

	Derivative Assets		Derivative Liabilities
	June 30	December 31	June 30	December 31
(millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments
Foreign currency forward contracts	$3.2	$8.1	$68.8	$54.3
Interest rate swap agreement	1.1	-	-	-

Derivatives not designated as hedging instruments
Foreign currency forward contracts	26.0	7.4	23.5	15.6
Gross value of derivatives	30.3	15.5	92.3	69.9

Gross amounts offset in the Consolidated Balance Sheets	(20.8)	(12.3)	(20.8)	(12.3)
Net value of derivatives	$9.5	$3.2	$71.5	$57.6

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	June 30	December 31
(millions)	2021	2020

Foreign currency forward contracts	$ 4,331	$ 3,702
Interest rate swap agreement	250	-

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including inventory purchases and intercompany royalty, management fee and other payments. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item on the Consolidated Statements of Income as the underlying exposure being hedged. Cash flow hedged transactions impacting AOCI are forecasted to occur within the next three years. For forward contracts designated as hedges of foreign currency exchange rate risk associated with forecasted foreign currency transactions, the Company excludes the changes in fair value attributable to time value from the assessment of hedge effectiveness. The initial value of the excluded component (i.e., the forward points) is amortized on a straight-line basis over the life of the hedging instrument and recognized in the same line item on the Consolidated Statements of Income as the underlying exposure being hedged for intercompany loans. For all other cash flow hedge types, the forward points are marked-to-market monthly and recognized in the same line item on the Consolidated Statements of Income as the underlying exposure being hedged. The difference between fair value changes of the excluded component and the amount amortized on the Consolidated Statements of Income is recorded in AOCI.

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

In March 2021, the Company entered into an interest rate swap agreement that converted $250 million of its 3.25% debt from a fixed interest rate to a floating interest rate. The interest rate swap is designated as a fair value hedge.

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	Second Quarter Ended		Second Quarter Ended
Line item in which the hedged item is included	June 30		June 30
(millions)	2021	2020	2021	2020
Long-term debt	$249.2	$-	$1.1	$-

Net Investment Hedges

The Company designates its outstanding €1,150 million ($1,400 million at the end of the second quarter of 2021) senior notes (“Euronotes”) and related accrued interest as hedges of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The revaluation gains and losses on the Euronotes, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2021	2020	2021	2020
Revaluation losses, net of tax	($14.2)	($2.9)	($26.4)	($4.0)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	Second Quarter Ended
	June 30
	2021			2020
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	($3.6)	($20.2)	$-	$3.8	($6.2)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	5.7	-	-	8.1
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.6)	-	-	(0.3)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income (a)	-	4.5	-	-	0.7	(1.2)
Total gain (loss) of all derivative instruments	($3.6)	($15.7)	$5.1	$3.8	($5.5)	$6.6

	Six Months Ended
	June 30
	2021			2020
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	($4.6)	($37.4)	$-	$6.0	($7.3)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	11.3	-	-	13.5
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(1.2)	-	-	(0.5)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income (a)	-	5.8	-	-	17.9	-
Total gain (loss) of all derivative instruments	($4.6)	($31.6)	$10.1	$6.0	$10.6	$13.0

(a)	Gain (loss) on derivatives not designated as hedging instruments recognized in income recorded in SG&A includes discontinued operations of ($2.2) and ($2.5) in the second quarter and first six months of 2020, respectively.

Subsequent Events

In July 2021, the Company entered into an interest rate swap agreement that converted the remaining $250 million of its 3.25% debt from a fixed interest rate to a floating interest rate. The interest rate swap is designated as a fair value hedge.

Also in July 2021, the Company entered into a cross currency swap agreement with a notional amount of €300 million maturing in 2030. The cross currency swap is designated as a net investment hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

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

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2021	2020	2021	2020
Derivative and Hedging Instruments
Unrealized (losses) gains on derivative & hedging instruments
Amount recognized in AOCI	($18.7)	$8.1	($30.9)	$17.9
Losses (gains) reclassified from AOCI into income
COS	3.6	(3.8)	4.6	(6.0)
SG&A	20.2	6.2	37.4	7.3
Interest (income) expense, net	(5.1)	(7.8)	(10.1)	(13.0)
	18.7	(5.4)	31.9	(11.7)
Other activity	(0.4)	-	(0.7)	-
Tax impact	1.2	(0.6)	1.1	(1.2)
Net of tax	$0.8	$2.1	$1.4	$5.0

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net actuarial gain	$145.0	$-	$145.0	$-
Amount reclassified from AOCI into income
Settlement charge	19.6	-	19.6	-
Amortization of net actuarial loss and prior period service credits, net	21.7	14.6	43.5	29.4
	186.3	14.6	208.1	29.4
Other activity	(7.8)	6.6	(18.4)	8.3
Tax impact	(45.1)	(3.6)	(50.4)	(7.2)
Net of tax	$133.4	$17.6	$139.3	$30.5

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
(millions)
Derivative losses (gains) reclassified from AOCI into income, net of tax	$14.2	($4.0)	$24.2	($8.8)

Pension and postretirement benefits amortization of net actuarial losses
and prior service credits and settlement charges reclassified from AOCI into income, net of tax	23.5	17.6	29.4	30.5

11. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of June 30, 2021, 6,008,299 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the six months of 2021, the Company reacquired 333,690 shares of its common stock, of which 231,647 related to share repurchases through open market and 102,043 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share)	2021	2020	2021	2020

Net income from continuing operations attributable to Ecolab	$310.8	$128.9	$504.4	$420.9
Net loss from discontinued operations	-	(2,163.9)	-	(2,172.5)
Net income (loss) attributable to Ecolab	$310.8	($2,035.0)	$504.4	($1,751.6)

Weighted-average common shares outstanding
Basic	286.0	288.2	286.0	288.5
Effect of dilutive stock options and units	2.8	3.3	2.9	3.5
Diluted	288.8	291.5	288.9	292.0

Earnings (loss) attributable to Ecolab per common share
Basic EPS
Continuing operations	$ 1.09	$ 0.45	$ 1.76	$ 1.46
Discontinued operations	$ -	($ 7.51)	-	(7.53)
Earnings (loss) attributable to Ecolab	$ 1.09	($ 7.06)	$ 1.76	($ 6.07)
Diluted EPS
Continuing operations	$ 1.08	$ 0.44	$ 1.75	$ 1.44
Discontinued operations	$ -	($ 7.42)	-	(7.44)
Earnings (loss) attributable to Ecolab	$ 1.08	($ 6.98)	$ 1.75	($ 6.00)

Anti-dilutive securities excluded from the computation of diluted EPS	1.1	1.0	1.1	1.0

Amounts do not necessarily sum due to rounding.

13. INCOME TAXES

The Company’s tax rate was 21.5% and 9.5% for the second quarter of 2021 and 2020, respectively, and 23.0% and 12.4% for the first six months of 2021 and 2020, respectively. The change in the Company’s tax rate for the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020 was driven primarily by the impact of discrete tax items. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax expense related to discrete tax items of $7.7 million and $23.8 million in the second quarter and first six months of 2021, respectively. This included tax expense of $9.5 million related to prior year returns in the second quarter and first six months of 2021, and a deferred tax benefit of $0.9 million and deferred tax expense of $24.2 million associated with transferring certain intangible property between affiliates in the second quarter and first six months of 2021, respectively. Share-based compensation excess tax benefit was $4.2 million and $10.8 million in the second quarter and first six months of 2021. The amount of this tax benefit is subject to variation in stock price and award exercises. The remaining discrete tax expense of $3.3 million and $0.9 million during the quarter and first six months of 2021, respectively, was primarily due to other changes in estimates.

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

14. PENSION AND POSTRETIREMENT PLANS

The Company has a non-contributory, qualified defined benefit pension plan covering the majority of its U.S. employees. The Company also has U.S. non-contributory non-qualified defined benefit plans, which provide benefits in excess of limits permitted under its U.S. pension plans. Various international subsidiaries also have defined benefit pension plans. The Company provides postretirement health care benefits to certain U.S. employees and retirees. Effective January 1, 2021, the Company modified its U.S. qualified defined benefit pension plan to harmonize benefits across all plan participants, resulting in a reduction of service cost expense in 2021.

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2021	2020	2021	2020	2021	2020
Service cost (a)	$10.8	$17.1	$8.2	$7.7	$0.2	$0.3
Interest cost on benefit obligation	12.5	17.5	4.4	5.3	0.7	1.1
Expected return on plan assets	(38.6)	(38.2)	(17.7)	(15.4)	(0.1)	(0.1)
Recognition of net actuarial loss (gain)	16.2	13.0	7.3	6.3	0.2	-
Amortization of prior service benefit	(1.7)	(1.8)	(0.3)	-	-	(2.8)
Curtailments and settlements (b)	19.6	-	-	-	-	-
Total expense (benefit)	$18.8	$7.6	$1.9	$3.9	$1.0	($1.5)

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2021	2020	2021	2020	2021	2020
Service cost (a)	$21.6	$34.2	$16.1	$15.3	$0.4	$0.6
Interest cost on benefit obligation	25.0	35.0	8.7	10.6	1.4	2.1
Expected return on plan assets	(77.2)	(76.4)	(35.3)	(31.0)	(0.2)	(0.2)
Recognition of net actuarial (gain) loss	32.4	26.0	14.5	-	0.4	0.1
Amortization of prior service benefit	(3.4)	(3.8)	(0.4)	12.6	-	(5.5)
Curtailments and settlements (b)	19.6	-	-	-	-	-
Total expense (benefit)	$18.0	$15.0	$3.6	$7.5	$2.0	($2.9)

(a)	Service cost includes discontinued operations of $1.0 and $2.5 in the second quarter and first six months of 2020, respectively.
(b)	Settlement expense was recognized as special charges in the second quarter and first six months of 2021.

Service cost is included as employee compensation cost within either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other expense (income) on the Consolidated Statements of Income.

As of June 30, 2021, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first six months of 2021, the Company made contributions of $6 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $8 million to such plans during the remainder of 2021.

During the first six months of 2021, the Company made contributions of $24 million to its international pension benefit plans and estimates it will contribute an additional $21 million to such plans during the remainder of 2021.

During the first six months of 2021, the Company made contributions of $6 million to its U.S. postretirement health care benefit plans and estimates it will contribute an additional $6 million to such plans during the remainder of 2021.

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

The Company’s operating lease revenue was as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2021	2020	2021	2020
Operating lease revenue*	$105.6	$65.4	$203.0	$173.3

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

Net sales at public exchange rates by reportable segment are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2021	2020	2021	2020
Global Industrial
Product and sold equipment	$1,327.5	$1,230.4	$2,555.0	$2,461.5
Service and lease equipment	217.0	193.9	420.5	395.9
Global Institutional & Specialty
Product and sold equipment	805.1	598.3	1,507.8	1,490.0
Service and lease equipment	170.9	111.8	325.6	290.2
Global Healthcare & Life Sciences
Product and sold equipment	272.9	272.8	536.0	495.8
Service and lease equipment	28.9	26.6	58.5	48.3
Other
Product and sold equipment	74.2	53.3	141.3	131.5
Service and lease equipment	231.3	186.3	434.9	380.8
Corporate
Product and sold equipment	34.7	12.3	67.7	12.3
Service and lease equipment	0.2	-	0.4	-
Total
Total product and sold equipment	$2,514.4	$2,167.1	$4,807.8	$4,591.1
Total service and lease equipment	$648.3	$518.6	$1,239.9	$1,115.2

Net sales at public exchange rates by geographic region for the second quarter ended June 30 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020

North America	$692.8	$658.0	$734.5	$492.7	$108.7	$104.4	$187.7	$152.5	$25.0	$12.3
Europe	342.1	308.6	120.9	106.1	171.1	171.6	62.9	45.2	1.2	-
Asia Pacific	197.6	184.7	50.3	46.8	14.8	13.4	19.7	14.4	1.3	-
Latin America	134.3	115.9	31.1	30.5	0.6	1.8	12.7	10.6	6.2	-
Greater China	95.5	79.0	29.9	22.4	1.5	1.8	19.3	14.8	0.6	-
India, Middle East and Africa	82.2	78.1	9.3	11.6	5.1	6.4	3.2	2.1	0.6	-
Total	$1,544.5	$1,424.3	$976.0	$710.1	$301.8	$299.4	$305.5	$239.6	$34.9	$12.3

Net sales at public exchange rates by geographic region for the six months ended June 30 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
(millions)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020

North America	$1,329.2	$1,349.6	$1,357.2	$1,272.3	$207.4	$212.4	$348.5	$320.9	$47.7	$12.3
Europe	655.2	589.8	228.2	248.6	346.7	291.5	120.7	104.9	1.8	-
Asia Pacific	387.0	368.4	101.6	108.5	25.5	23.9	37.8	30.7	2.7	-
Latin America	259.5	245.0	62.4	70.6	1.1	2.8	24.7	22.3	12.7	-
Greater China	189.8	152.4	66.1	56.1	2.7	3.3	38.2	28.3	1.2	-
India, Middle East and Africa	154.8	152.2	17.9	24.1	11.1	10.2	6.3	5.2	2.0	-
Total	$2,975.5	$2,857.4	$1,833.4	$1,780.2	$594.5	$544.1	$576.2	$512.3	$68.1	$12.3

Net sales by geographic region were determined based on origin of sale. Revenues in the United States made up 52% and 53% of total during the six months ended June 30, 2021 and 2020, respectively.

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

The Company’s allowance for doubtful accounts balance also includes an allowance for the expected return of products shipped and credits related to pricing or quantities shipped of $19.3 million and $14.2 million as of June 30, 2021 and 2020, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for doubtful accounts:

	Six Months Ended
	June 30
(millions)	2021	2020

Beginning balance	$84.3	$55.5
Adoption of new standard	-	4.3
Bad debt expense	7.1	47.1
Write-offs	(8.5)	(15.6)
Other (a)	(2.8)	(5.0)
Ending balance (b)	$80.1	$86.3

(a)	Other amounts are primarily the effects of changes in currency translations and the impact of allowance for returns and credits.
(b)	The allowance for doubtful accounts balances in 2021 and 2020 reflect increased reserves, primarily due to the Institutional customer base as a result of the COVID-19 pandemic.

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

	June 30	June 30
(millions)	2021	2020

Contract liability as of beginning of the year	$80.4	$76.7

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(80.4)	(76.7)

Increases due to billings excluding amounts recognized as revenue during the period ended	87.9	73.5
Business combinations	-	0.5

Contract liability as of end of period	$87.9	$74.0

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

The impact of the preceding changes on previously reported full year 2020 reportable segment net sales and operating income is summarized as follows:

	December 31, 2020

	2020 Reported		Fixed	2020 Reported
	Valued at 2020		Currency	Valued at 2021
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$5,959.9	($3.7)	$92.0	$6,048.2
Global Institutional & Specialty	3,577.2	9.3	42.5	3,629.0
Global Healthcare & Life Sciences	1,189.1	3.7	48.3	1,241.1
Other	1,093.3	(9.3)	19.4	1,103.4
Corporate	102.4	-	(1.8)	100.6
Subtotal at fixed currency rates	11,921.9	-	200.4	12,122.3
Effect of foreign currency translation	(131.7)	-	(200.4)	(332.1)
Consolidated reported GAAP net sales	$11,790.2	$-	$-	$11,790.2

Operating Income
Global Industrial	$1,106.0	($0.2)	$17.3	$1,123.1
Global Institutional & Specialty	321.9	(0.3)	2.4	324.0
Global Healthcare & Life Sciences	207.6	0.7	10.0	218.3
Other	131.5	(0.2)	1.5	132.8
Corporate	(347.5)	-	(2.2)	(349.7)
Subtotal at fixed currency rates	1,419.5	-	29.0	1,448.5
Effect of foreign currency translation	(23.8)	-	(29.0)	(52.8)
Consolidated reported GAAP operating income	$1,395.7	$-	$-	$1,395.7

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2021	2020	2021	2020
Net Sales
Global Industrial	$1,555.4	$1,498.5	$2,989.3	$2,963.5
Global Institutional & Specialty	978.9	733.0	1,837.4	1,820.2
Global Healthcare & Life Sciences	303.5	321.4	597.2	578.2
Other	306.6	249.1	577.9	528.7
Corporate	35.0	12.3	68.2	12.3
Subtotal at fixed currency rates	3,179.4	2,814.3	6,070.0	5,902.9
Effect of foreign currency translation	(16.7)	(128.6)	(22.3)	(196.6)
Consolidated reported GAAP net sales	$3,162.7	$2,685.7	$6,047.7	$5,706.3

Operating Income
Global Industrial	$263.3	$287.8	$482.5	$497.4
Global Institutional & Specialty	138.6	(38.0)	201.7	145.7
Global Healthcare & Life Sciences	48.3	69.0	93.9	93.0
Other	51.3	20.8	84.2	42.6
Corporate	(51.4)	(128.1)	(114.4)	(183.2)
Subtotal at fixed currency rates	450.1	211.5	747.9	595.5
Effect of foreign currency translation	(2.3)	(19.5)	(2.8)	(27.3)
Consolidated reported GAAP operating income	$447.8	$192.0	$745.1	$568.2

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

Litigation and Environmental Matters

The Company and certain subsidiaries are party to various lawsuits, claims and environmental actions that have arisen in the ordinary course of business. These include from time to time antitrust, employment, commercial, patent infringement, tort, product liability and wage hour lawsuits, as well as possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other operating or closed facilities. The Company has established accruals for certain lawsuits, claims and environmental matters. The Company currently believes that there is not a reasonably possible risk of material loss in excess of the amounts accrued related to these legal matters. Because litigation is inherently uncertain, and unfavorable rulings or developments could occur, there can be no certainty that the Company may not ultimately incur charges in excess of recorded liabilities. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in the period in which they are recorded. The Company currently believes that such future charges related to suits and legal claims, if any, would not have a material adverse effect on the Company’s consolidated financial position.

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

			Application of guidance is optional until the options and expedients expire on December 31, 2022.	The Company has not elected any expedients to date and adoption of this standard is not expected to have a material impact on the Company's financial statements.

Standards that were adopted:
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	December 2019

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

			January 1, 2021	Adoption of this standard did not have a material impact on the Company's financial statements.

No other new accounting pronouncements issued or effective have had or are expected to have a material impact on the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of June 30, 2021, and the related consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 5, 2021

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

Comparability of Results

ChampionX Transaction

On June 3, 2020, we completed the separation of our Upstream Energy business (the “ChampionX business”) in a Reverse Morris Trust transaction (the “Transaction”) through the split-off of ChampionX Holding Inc. (“ChampionX”), formed by Ecolab as a wholly owned subsidiary to hold the ChampionX Business, followed immediately by the merger of ChampionX (the “Merger”) with a wholly owned subsidiary of ChampionX Corporation (f/k/a Apergy Corporation, “Apergy”).

The ChampionX business met the criteria to be reported as discontinued operations because the separation of ChampionX business was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we reported the historical results of ChampionX, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations. Unless otherwise noted, the accompanying MD&A has been revised to reflect the ChampionX business as discontinued operations and all prior year balances have been revised accordingly to reflect continuing operations only.

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

OVERVIEW OF THE SECOND QUARTER ENDED JUNE 30, 2021

Sales Performance

When comparing second quarter 2021 against second quarter 2020, sales performance was as follows:

●	Reported net sales increased 18% to $3,163 million, fixed currency sales increased 13% and acquisition adjusted fixed currency sales increased 12%.
●	Fixed currency sales for our Global Industrial segment increased 4% to $1,555 million. Acquisition adjusted fixed currency sales increased 3%, as strong growth in Water and Paper, led by recovering market conditions and new business wins, as well as improving trends in Food & Beverage, more than offset lower Downstream sales that reflected low-margin refinery business exits.
●	Fixed currency sales for our Global Institutional & Specialty segment increased 34% to $979 million and acquisition adjusted fixed currency sales increased 33%. Strong growth in the Institutional operating segment reflected recovering markets, new business wins and pricing. Specialty sales declined versus last year’s strong gain that benefited from COVID-19 related orders.
●	Fixed currency sales for our Global Healthcare & Life Sciences segment decreased 6% to $304 million. Acquisition adjusted fixed currency sales decreased 8% compared to a 20% increase last year when sales benefited from strong COVID-19 related demand. Underlying Healthcare and Life Sciences growth remained strong, driven by new business wins and increased hygiene awareness.
●	Fixed currency sales and acquisition adjusted fixed currency sales for Other increased 23% to $307 million led by strong growth in Pest Elimination that was driven by recovering markets and new business wins.

Financial Performance

When comparing second quarter 2021 against second quarter 2020, our financial performance was as follows:

●	Reported operating income increased 133% to $448 million. Excluding the impact of special (gains) and charges from both 2021 and 2020 reported results, adjusted operating income increased 63% and our adjusted fixed currency operating income increased 53%.
●	Net income from continuing operations attributable to Ecolab increased 141% to $311 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2021 and 2020 reported results, our adjusted net income from continuing operations attributable to Ecolab increased 86%.
●	Reported diluted EPS from continuing operations of $1.08 increased 145%. Excluding the impact of special (gains) and charges and discrete tax items from both 2021 and 2020 reported results, adjusted diluted EPS from continuing operations increased 88% to $1.22 in the second quarter of 2021.
●	Our reported tax rate was 21.5% during the second quarter of 2021, compared to 9.5% during the second quarter of 2020. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2021 and 2020 results, our adjusted tax rate was 19.3% during the second quarter of 2021, compared to 20.5% during the second quarter of 2020.

RESULTS OF OPERATIONS

Net Sales

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2021	2020	Change	2021	2020	Change
Product and equipment sales	$2,514.4	$2,167.1		$4,807.8	$4,591.1
Service and lease sales	648.3	518.6		1,239.9	1,115.2
Reported GAAP net sales	$3,162.7	$2,685.7	18%	$6,047.7	$5,706.3	6%
Effect of foreign currency translation	16.7	128.6		22.3	196.6
Non-GAAP fixed currency sales	$3,179.4	$2,814.3	13%	$6,070.0	$5,902.9	3%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2021 sales change are shown below:

	Second Quarter Ended	Six Months Ended
	June 30	June 30
(percent)	2021	2021
Volume	10%	0%
Price changes	2	2
Acquisition adjusted fixed currency sales change	12	1
Acquisitions and divestitures	1	2
Fixed currency sales change	13	3
Foreign currency translation	4	3
Reported GAAP net sales change	18%	6%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Second Quarter Ended				Six Months Ended
	June 30				June 30
	2021		2020		2021		2020
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,464.9		$1,301.5		$2,827.8		$2,666.2
Service and lease cost of sales	379.1		334.2		728.2		689.7
Reported GAAP COS and gross margin	$1,844.0	41.7%	$1,635.7	39.1%	$3,556.0	41.2%	$3,355.9	41.2%
Special (gains) and charges	3.7		27.0		23.3		36.1
Non-GAAP adjusted COS and gross margin	$1,840.3	41.8%	$1,608.7	40.1%	$3,532.7	41.6%	$3,319.8	41.8%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 41.7% and 39.1% for the second quarter of 2021 and 2020, respectively. Our reported gross margin was 41.2% for the first six months of both 2021 and 2020. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table on page 36.

Excluding the impact of special (gains) and charges within COS, second quarter 2021 adjusted gross margin was 41.8% and our adjusted gross margin for the first six months of 2021 was 41.6%. These percentages compared against a second quarter 2020 adjusted gross margin of 40.1% and an adjusted gross margin of 41.8% for the first six months of 2020.

Our adjusted gross margin increased when comparing the second quarter of 2021 against the second quarter of 2020, primarily reflecting the impact of increased sales volume and accelerated pricing, which more than offset increased delivered product costs, including Texas freeze impacts. Our adjusted gross margin decreased when comparing the first six months of 2021 against the first six months of 2020.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 27.0% and 28.4% for the second quarter and first six months of 2021, respectively, compared to 29.4% and 29.7% for the second quarter and first six months of 2020, respectively. The decreased SG&A ratio to sales in the second quarter and first six months of 2021 was driven primarily by sales volume leverage, lower bad debt expense and cost savings, which more than offset higher variable compensation and investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2021	2020	2021	2020
Cost of sales
Restructuring activities	$3.7	$2.6	$21.9	$5.6
Acquisition and integration activities	-	2.2	-	2.6
COVID-19 activities, net	-	6.9	1.1	6.9
Other	-	15.3	0.3	21.0
Cost of sales subtotal	3.7	27.0	23.3	36.1

Special (gains) and charges
Restructuring activities	2.5	0.3	6.1	4.5
Acquisition and integration activities	1.3	(2.6)	2.5	2.8
Disposal and impairment activities	-	44.7	-	45.9
COVID-19 activities, net	8.3	10.2	14.7	10.2
Other	5.5	16.8	7.1	21.9
Special (gains) and charges subtotal	17.6	69.4	30.4	85.3

Operating income subtotal	21.3	96.4	53.7	121.4

Interest expense, net	-	0.7	-	0.7
Other expense (income)	19.6	-	19.6	-

Total special (gains) and charges	$40.9	$97.1	$73.3	$122.1

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring activities

Restructuring activities are primarily related to the Institutional Advancement Program and Accelerate 2020, both of which are described below. Restructuring activities and related costs have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

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

In the second quarter and first six months of 2021, we have recorded total restructuring charges of $2.2 million ($1.6 million after tax) or $0.01 per diluted share and $8.1 million ($6.1 million after tax) or $0.02 per diluted share, respectively, primarily related to costs to support the transition to the new sales and services structure and the disposal of equipment. We have recorded $43.3 million ($32.5 million after tax), or $0.11 per diluted share of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $11.5 million as of June 30, 2021. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The Institutional Plan has delivered $18 million of cumulative cost savings with estimated annual cost savings of $50 million in continuing operations by 2024.

Accelerate 2020

During 2018, we formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. The goals of the Plan are to further simplify and automate processes and tasks, reduce complexity and management layers, consolidated facilitates and focus on key long-term growth areas by further leveraging technology and structural improvements. During 2020, we expanded the Plan for additional costs and savings to further leverage the technology and structural improvements. We now expect that the restructuring activities will be completed by the end of 2022, with total anticipated costs of $255 million ($195 million after tax), or $0.67 per diluted share, when revised for continuing operations. The remaining costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

We recorded restructuring charges (gains) of ($0.3) million ($0.2 million after tax), or less than $0.01 per diluted share and $1.4 million ($1.6 million after tax), or $0.01 per diluted share in the second quarter and first six months of 2021, respectively. The liability related to the Plan was $47.3 million as of the end of the second quarter of 2021. We have recorded $240.6 million ($185.4 million after tax), or $0.64 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities.

The Plan has delivered $254 million of cumulative cost savings with estimated annual cost savings of $315 million in continuing operations by 2022.

Other Restructuring Activities

During the second quarter and first six months of 2021, we incurred restructuring charges of $4.3 million ($5.6 million after tax), or $0.02 per diluted share and $18.5 million ($16.4 million after tax), or $0.06 per diluted share, respectively, related to other immaterial restructuring activity. The charges primarily related to severance and asset write-offs. During the second quarter and first six months of 2021 and 2020, net restructuring charges related to all other prior year plans were minimal.

The restructuring liability balance for all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $16.8 million and $5.9 million as of June 30, 2021 and December 31, 2020, respectively. The increase in liability was driven by current period restructuring charges. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during the 2021 related to all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $1.1 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include $1.3 million ($1.0 million after tax) or less than $0.01 per diluted share and $2.5 million ($2.1 million after tax) or $0.01 per diluted share in the second quarter and first six months of 2021, respectively. Charges are related to Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), and Bioquell PLC (“Bioquell”) acquisitions and consist of integration costs, advisory and legal fees.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include ($2.6) million ($1.7 million after tax) or $0.01 per diluted share, and $2.8 million ($2.1 million after tax) or $0.01 per diluted share, in the second quarter and first six months of 2020, respectively. Charges are related to CID Lines, Bioquell and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees, and hedge activity. Acquisition and integration costs reported in product and equipment cost of sales of $2.6 million ($1.9 million after tax) or $0.01 per diluted share in the first six months of 2020, on the Consolidated Statements of Income relate to the recognition of fair value step-up in the CID Lines inventory, severance and the closure of a facility. We also incurred $0.7 million ($0.5 million after tax) or less than $0.01 per diluted share, of interest expense in the first six months of 2020.

Disposal and impairment charges

Disposal and impairment charges reported in special (gains) and charges on the Consolidated Statements of Income include $44.7 million ($44.1 million after tax) or $0.15 per diluted share, and $45.9 million ($45.0 million after tax) or $0.15 per diluted share in the second quarter and first six months of 2020, respectively. During the second quarter of 2020, we recorded a $28.6 million ($28.6 million after tax) or $0.10 per diluted share impairment for a minority equity method investment due to the COVID-19 impact on the economic environment and the liquidity of the minority equity method investment. In addition, we recorded charges of $16.1 million ($15.5 million after tax) or $0.06 per diluted share related to the disposal of Holchem Group Limited (“Holchem”) for the loss on sale and related transaction fees. Further information related to our disposal is included in Note 3.

COVID-19 activities

During the second quarter and first six months of 2021, we recorded charges of $4.1 million and $10.0 million, respectively, to protect the wages of certain employees directly impacted by the COVID-19 pandemic. We also recorded charges of $4.9 million and $8.4 million, respectively, during the second quarter and first six months of 2021 related to COVID-19 testing and related expenses. In addition, we received subsidies and government assistance, which were recorded as a special (gain) of ($0.7) million and ($2.6) million during the second quarter and first six months of 2021, respectively. COVID-19 pandemic charges are recorded in product and equipment sales, service and lease sales, and special (gains) and charges on the Consolidated Statements of Income. Total after tax net charges related to COVID-19 pandemic were $6.4 million or $0.02 per diluted share and $11.3 million or $0.04 per diluted share during the second quarter and first six months of 2021, respectively.

During the second quarter and first six months of 2020, we recorded charges of $26.5 million to protect wages of certain employees directly impacted by the COVID-19 pandemic. In addition, we received subsidies and government assistance, which was recorded as a special (gain) of $(9.4) million. The specific COVID-19 pandemic charges of $1.1 million are recorded in product and equipment sales on the Consolidated Statements of Income, $5.8 million in service and lease sales on the Consolidated Statements of Income and $10.2 million in special (gains) and charges on the Consolidated Statements of Income. After tax-charges related to COVID-19 pandemic were $13.2 million or $0.05 per diluted share during the second quarter and first six months of 2020.

Other

Other special charges recorded in the first six months of 2021 in product and equipment cost of sales were $0.3 million ($0.2 million after tax) or less than $0.01 per diluted share. During the second quarter and first six months of 2020, we recorded special charges of $15.3 million ($10.5 million after tax) or $0.04 per diluted share and $21.0 million ($14.3 million after tax) or $0.05 per diluted share, respectively, recorded in product and equipment cost of sales on the Consolidated Statements of Income primarily related to a Healthcare product recall in Europe.

Other special charges of $5.5 million ($4.4 million after tax) or $0.02 per diluted share and $7.1 million ($5.6 million after tax) or $0.02 per diluted share recorded in the second quarter and first six months of 2021, respectively, relate primarily to legal reserve and certain legal charges and tax consulting fees associated with the ChampionX separation.

Other special charges of $16.8 million ($12.6 million after tax) or $0.04 per diluted share and $21.9 million ($16.5 million after tax) or $0.06 per diluted share recorded in the second quarter and first six months of 2020, respectively, relate primarily to legal reserve and certain legal charges which are recorded in special (gains) and charges on the Consolidated Statements of Income.

Other expense (income)

During the second quarter and first six months of 2021, we incurred settlement expense recorded in other expense (income) on the Consolidated Statements of Income of $19.6 million ($14.9 million after tax), or $0.05 per diluted share, related to U.S. pension plan lump-sum payments to retirees.

Operating Income and Operating Income Margin

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2021	2020	Change	2021	2020	Change
Reported GAAP operating income	$447.8	$192.0	133%	$745.1	$568.2	31%
Special (gains) and charges	21.3	96.4		53.7	121.4
Non-GAAP adjusted operating income	469.1	288.4	63%	798.8	689.6	16%
Effect of foreign currency translation	2.3	19.5		2.8	27.3
Non-GAAP adjusted fixed currency operating income	$471.4	$307.9	53%	$801.6	$716.9	12%

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(percent)	2021	2020		2021	2020
Reported GAAP operating income margin	14.2%	7.1%		12.3%	10.0%
Non-GAAP adjusted operating income margin	14.8%	10.7%		13.2%	12.1%
Non-GAAP adjusted fixed currency operating income margin	14.8%	10.9%		13.2%	12.1%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 133% and 31% in the second quarter and first six months of 2021, respectively, versus the comparable periods of 2020. Our reported operating income for 2021 and 2020 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2021 and 2020 reported results, our adjusted operating income increased 63% and 16% in the second quarter and first six months of 2021, respectively.

As shown in the previous table, foreign currency had a 10 percentage points and 4 percentage points impact on adjusted operating income growth for the second quarter and first six months of 2021, respectively. Foreign currency had a 3 percentage points and 2 percentage points impact on adjusted operating income growth for the second quarter and first six months of 2020, respectively.

Other Expense (Income)

	Second Quarter Ended			Six Months Ended
	June 30			June 30

(millions)	2021	2020	Change	2021	2020	Change
Reported GAAP other expense (income)	$2.5	($15.1)	(117)%	($14.5)	($30.5)	(52)%
Special (gains) and charges	19.6	-		19.6	-
Non-GAAP adjusted other expense (income)	($17.1)	($15.1)	13%	($34.1)	($30.5)	12%

Other expense was $2.5 million in the second quarter of 2021 and Other income was $15.1 million in the second quarter of 2020. Other income was $14.5 million and $30.5 million in the first six months of 2021 and 2020, respectively. The decrease in Other income was driven by a $19.6 million settlement expense related to U.S. pension plan lump-sum payments to retirees.

Interest Expense, Net

	Second Quarter Ended			Six Months Ended
	June 30			June 30

(millions)	2021	2020	Change	2021	2020	Change
Reported GAAP interest expense, net	$45.6	$58.7	(22)%	$97.3	$107.0	(9)%
Special (gains) and charges	-	0.7		-	0.7
Non-GAAP adjusted interest expense, net	$45.6	$58.0	(21)%	$97.3	$106.3	(8)%

Reported net interest expense was $45.6 million and $58.7 million in the second quarter of 2021 and 2020, respectively. Reported net interest expense was $97.3 million and $107.0 million in the first six months of 2021 and 2020, respectively. The decrease in interest expense when comparing 2021 against 2020 was driven primarily by a reduction in the average interest rate and average debt levels.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2021	2020	2021	2020
Reported GAAP tax rate	21.5%	9.5%	23.0%	12.4%
Tax rate impact of:
Special (gains) and charges	(0.4)	1.9	(0.3)	0.9
Discrete tax items	(1.8)	9.1	(3.2)	7.2
Non-GAAP adjusted tax rate	19.3%	20.5%	19.5%	20.5%

Our reported tax rate was 21.5% and 9.5% for the second quarter of 2021 and 2020, respectively, and 23.0% and 12.4% for the first six months of 2021 and 2020, respectively. The change in our tax rate for the second quarter and first six months of 2021 versus the comparable period of 2020 was driven primarily by discrete tax items. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax expense related to discrete tax items of $7.7 million and $23.8. million in the second quarter and first six months of 2021, respectively. This included tax expense of $9.5 million related to prior year returns in the second quarter and first six months of 2021, and a deferred tax benefit of $0.9 million and deferred tax expense $24.2 million associated with transferring certain intangible property between affiliates in the second quarter and first six months of 2021, respectively. Share-based compensation excess tax benefit was $4.2 million and $10.8 million in the second quarter and first six months of 2021. The amount of this tax benefit is subject to variation in stock price and award exercises. The remaining discrete tax expense of $3.3 million and $0.9 million during the quarter and first six months of 2021, respectively, was primarily due to other changes in estimates.

We recognized net discrete tax benefits of $22.5 million and $44.4 million in the second quarter and first six months of 2020, respectively. This includes share-based compensation excess tax benefit of $23.3 million and $45.6 million in the second quarter and first six months of 2020, respectively. Additionally, we recognized expense of $0.6 million and $4.5 million primarily related to the filing of prior year foreign tax returns and other income tax adjustments in the second quarter and first six months of 2020, respectively. The remaining discrete expense of $0.2 million and benefit of $3.3 million was due to the accrual of interest on uncertain tax positions offset by reserve released during the quarter and the first six months of 2020, respectively.

The decrease in the second quarter and first six months of 2021 adjusted tax rate compared to 2020 was primarily due to the geographic mix of income and tax planning.

Net Income from Continuing Operations Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2021	2020	Change	2021	2020	Change
Reported GAAP net income from continuing operations attributable to Ecolab	$310.8	$128.9	141%	$504.4	$420.9	20%
Adjustments:
Special (gains) and charges, after tax	34.1	83.3		58.3	101.8
Discrete tax net expense (benefit)	7.7	(22.5)		23.8	(44.4)
Non-GAAP adjusted net income from continuing operations attributable to Ecolab	$352.6	$189.7	86%	$586.5	$478.3	23%

Diluted EPS from Continuing Operations

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(dollars)	2021	2020	Change	2021	2020	Change
Reported GAAP diluted EPS from continuing operations	$1.08	$ 0.44	145%	$1.75	$ 1.44	22%
Adjustments:
Special (gains) and charges, after tax	0.12	0.29		0.20	0.35
Discrete tax net expense (benefit)	0.02	(0.08)		0.08	(0.15)
Non-GAAP adjusted diluted EPS from continuing operations	$1.22	$ 0.65	88%	$2.03	$ 1.64	24%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had a favorable impact of approximately $0.06 and $0.08 per share on diluted EPS for the second quarter and first six months of 2021, respectively, when compared to the comparable periods of 2020.

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

During the second quarter of 2020, in connection with the ChampionX Separation, Ecolab received cash of $527 million and $1,051 million of non-cash consideration of approximately 5 million shares of Ecolab common stock for the ChampionX net assets, including cumulative translation adjustment, of $3,717 million, resulting in a loss.

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

Fixed currency net sales and operating income for the second quarter and first six months of 2021 and 2020 for our reportable segments are shown in the following tables.

Net Sales	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2021	2020	Change	2021	2020	Change
Global Industrial	$1,555.4	$1,498.5	4%	$2,989.3	$2,963.5	1%
Global Institutional & Specialty	978.9	733.0	34	1,837.4	1,820.2	1
Global Healthcare & Life Sciences	303.5	321.4	(6)	597.2	578.2	3
Other	306.6	249.1	23	577.9	528.7	9
Corporate	35.0	12.3	185	68.2	12.3	454
Subtotal at fixed currency	3,179.4	2,814.3	13	6,070.0	5,902.9	3
Effect of foreign currency translation	(16.7)	(128.6)		(22.3)	(196.6)
Consolidated reported GAAP net sales	$3,162.7	$2,685.7	18%	$6,047.7	$5,706.3	6%

Operating Income	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2021	2020	Change	2021	2020	Change
Global Industrial	$263.3	$287.8	(9)%	$482.5	$497.4	(3)%
Global Institutional & Specialty	138.6	(38.0)	*	201.7	145.7	38
Global Healthcare & Life Sciences	48.3	69.0	(30)	93.9	93.0	1
Other	51.3	20.8	147	84.2	42.6	98
Corporate	(51.4)	(128.1)	(60)	(114.4)	(183.2)	(38)
Subtotal at fixed currency	450.1	211.5	113	747.9	595.5	26
Effect of foreign currency translation	(2.3)	(19.5)		(2.8)	(27.3)
Consolidated reported GAAP operating income	$447.8	$192.0	133%	$745.1	$568.2	31%

* Not meaningful.

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	Second Quarter Ended
	June 30
Net Sales	2021			2020
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,555.4	($26.2)	$1,529.2	$1,498.5	($19.5)	$1,479.0
Global Institutional & Specialty	978.9	(3.2)	975.7	733.0	-	733.0
Global Healthcare & Life Sciences	303.5	(6.6)	296.9	321.4	(0.2)	321.2
Other	306.6	-	306.6	249.1	-	249.1
Corporate	35.0	(35.0)	-	12.3	(12.3)	-
Subtotal at fixed currency	3,179.4	(71.0)	3,108.4	2,814.3	(32.0)	2,782.3
Effect of foreign currency translation	(16.7)			(128.6)
Total reported net sales	$3,162.7			$2,685.7

Operating Income	2021			2020
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$263.3	($1.2)	$262.1	$287.8	($2.3)	$285.5
Global Institutional & Specialty	138.6	0.6	139.2	(38.0)	-	(38.0)
Global Healthcare & Life Sciences	48.3	0.2	48.5	69.0	(0.1)	68.9
Other	51.3	-	51.3	20.8	-	20.8
Corporate	(30.1)	-	(30.1)	(31.7)	-	(31.7)
Non-GAAP adjusted fixed currency operating income	471.4	(0.4)	471.0	307.9	(2.4)	305.5
Special (gains) and charges	21.3			96.4
Subtotal at fixed currency	450.1			211.5
Effect of foreign currency translation	(2.3)			(19.5)
Total reported operating income	$447.8			$192.0

	Six Months Ended
	June 30
Net Sales	2021			2020
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$2,989.3	(59.3)	$2,930.0	$2,963.5	(36.7)	$2,926.8
Global Institutional & Specialty	1,837.4	(6.0)	1,831.4	1,820.2	-	1,820.2
Global Healthcare & Life Sciences	597.2	(9.1)	588.1	578.2	(0.6)	577.6
Other	577.9	-	577.9	528.7	-	528.7
Corporate	68.2	(68.2)	-	12.3	(12.3)	-
Subtotal at fixed currency	6,070.0	(142.6)	5,927.4	5,902.9	(49.6)	5,853.3
Effect of foreign currency translation	(22.3)			(196.6)
Total reported net sales	$6,047.7			$5,706.3

Operating Income	2021			2020
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$482.5	(2.4)	$480.1	$497.4	(2.4)	$495.0
Global Institutional & Specialty	201.7	1.6	203.3	145.7	-	145.7
Global Healthcare & Life Sciences	93.9	0.2	94.1	93.0	(0.1)	92.9
Other	84.2	-	84.2	42.6	-	42.6
Corporate	(60.7)	-	(60.7)	(61.8)	-	(61.8)
Non-GAAP adjusted fixed currency operating income	801.6	(0.6)	801.0	716.9	(2.5)	714.4
Special (gains) and charges	53.7			121.4
Subtotal at fixed currency	747.9			595.5
Effect of foreign currency translation	(2.8)			(27.3)
Total reported operating income	$745.1			$568.2

Unless otherwise noted, the following segment performance commentary compares the second quarter and first six months of 2021 against the second quarter and first six months of 2020.

Global Industrial

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Sales at fixed currency (millions)	$1,555.4	$1,498.5	$2,989.3	$2,963.5
Sales at public currency (millions)	1,544.5	1,424.3	2,975.5	2,857.4

Volume	2%		(1)%
Price changes	1%		1%
Acquisition adjusted fixed currency sales change	3%		0%
Acquisitions and divestitures	-%		1%
Fixed currency sales change	4%		1%
Foreign currency translation	4%		3%
Public currency sales change	8%		4%

Operating income at fixed currency (millions)	$263.3	$287.8	$482.5	$497.4
Operating income at public currency (millions)	260.8	272.5	479.6	477.3

Fixed currency operating income change	(9)%		(3)%
Fixed currency operating income margin	16.9%	19.2%	16.1%	16.8%
Acquisition adjusted fixed currency operating income change	(8)%		(3)%
Acquisition adjusted fixed currency operating income margin	17.1%	19.3%	16.4%	16.9%
Public currency operating income change	(4)%		0%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in the second quarter and first six months of 2021, as strong growth in Water and Paper, led by recovering market conditions and new business wins, as well as improving trends in Food & Beverage, more than offset lower Downstream sales that reflected low-margin refinery business exits.

At an operating segment level, Water fixed currency sales increased 7% and 4% in the second quarter and first six months of 2021, respectively, as strong new business wins leveraged recovering markets. Light industry water treatment sales showed very strong growth, led by good gains in food & beverage, light manufacturing and data centers. Heavy industry sales saw good growth driven by strong performance in primary metals. Mining declined modestly as good results from our strategic shift toward precious metals and fertilizers were more than offset by soft legacy coal and alumina markets. Food & Beverage fixed currency sales increased 2% (1% acquisition adjusted) and 2% (0% acquisition adjusted) in the second quarter and first six months of 2021, respectively, reflecting new business wins and recovering markets. Globally we realized strong recovery in beverage and brewing, stable dairy plant and protein sales, and declines in food and animal health as good underlying sales compared against COVID-19 related buying surges last year. Downstream fixed currency sales decreased 6% and 12% in the second quarter and first six months of 2021, respectively, as petrochemical sales growth, rising refinery operating rates and increased business wins were more than offset by low-margin refinery business exits. Paper fixed currency sales increased 10% and 6% in the second quarter and first six months of 2021, respectively, driven by improved end markets and strong new business wins. Board & packaging showed very strong growth and graphics recovered from last year’s sharp decline as market trends stabilized; these more than offset lower tissue sales which compared to very strong COVID-19 surge demand last year.

Operating Income

Fixed currency operating income and fixed currency operating income margins decreased for Global Industrial in the second quarter and first six months of 2021.

Acquisition adjusted fixed currency operating income margins decreased 2.2 percentage points during the second quarter of 2021, as accelerating pricing generally offset increased delivered product cost in the quarter while the 0.7 percentage point positive impact from volume growth was more than offset by the 2.2 percentage point negative impact of higher variable compensation and Texas freeze impact. Acquisition adjusted fixed currency operating income margins decreased 0.5 percentage points during the first six months of 2021, as the 2.1 percentage point positive impacts from cost savings and favorable pricing were more than offset by the 2.5 percentage point negative impact of higher delivered product costs including the Texas Freeze and increased variable compensation.

Global Institutional & Specialty

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Sales at fixed currency (millions)	$978.9	$733.0	$1,837.4	$1,820.2
Sales at public currency (millions)	976.0	710.1	1,833.4	1,780.2

Volume	31%		4%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	33%		1%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	34%		1%
Foreign currency translation	3%		2%
Public currency sales change	37%		3%

Operating income at fixed currency (millions)	$138.6	($38.0)	$201.7	$145.7
Operating income at public currency (millions)	138.8	(38.0)	202.0	144.0

Fixed currency operating income change	*		38%
Fixed currency operating income margin	14.2%	(5.2)%	11.0%	8.0%
Acquisition adjusted fixed currency operating income change	*		40%
Acquisition adjusted fixed currency operating income margin	14.3%	(5.2)%	11.1%	8.0%
Public currency operating income change	*		40%

Percentages in the above table do not necessarily sum due to rounding.

* Not meaningful

Net Sales

Fixed currency sales for Global Institutional & Specialty increased in the second quarter and first six months of 2021. Strong growth in the Institutional operating segment reflected recovering markets, new business wins and pricing. Specialty sales declined versus last year’s strong gain that benefited from COVID-19 related orders.

At an operating segment level, Institutional fixed currency sales increased 61% and 6% (5% acquisition adjusted) in the second quarter and first six months of 2021, respectively, as the U.S. market showed an ongoing recovery in restaurant traffic. This recovery, along with recent business wins and sales initiatives, drove the strong results. While social distancing mandates eased in the U.S. through the second quarter and drove increased consumer traffic and in-unit dining, such mandates continued in many other regions as they lagged in their vaccinations and infection rate reductions, continuing to impact consumer activity. Specialty fixed currency sales decreased 6% and 8% in the second quarter and first six months of 2021, respectively, reflecting comparison to the very strong second quarter 2020 for food retail, where strong COVID-19 driven buying significantly boosted sales. Quickservice sales increased modestly as recovering global traffic more than offset sanitizer use declines from last year’s peak levels. Food retail sales declined versus the very strong demand in 2020.

Operating Income

Fixed currency operating income and fixed currency operating income margins increased for our Global Institutional & Specialty segment in the second quarter and first six months of 2021.

Acquisition adjusted fixed currency operating income margins increased 19.5 percentage points during the second quarter of 2021, as the 21.6 percentage point positive impacts from significant volume improvement, lower bad debt expense and favorable pricing more than offset the 2.4 percentage point negative impact of increased variable compensation. Acquisition adjusted fixed currency operating income margins increased 3.1 percentage points during the first six months of 2021 as the 4.7 percentage point positive impacts from favorable pricing, lower bad debt expense and cost savings more than offset the 1.4 percentage point negative impact of increased variable compensation.

Global Healthcare & Life Sciences

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Sales at fixed currency (millions)	$303.5	$321.4	$597.2	$578.2
Sales at public currency (millions)	301.8	299.4	594.5	544.1

Volume	(10)%		1%
Price changes	3%		2%
Acquisition adjusted fixed currency sales change	(8)%		2%
Acquisitions and divestitures	2%		1%
Fixed currency sales change	(6)%		3%
Foreign currency translation	7%		6%
Public currency sales change	1%		9%

Operating income at fixed currency (millions)	$48.3	$69.0	$93.9	$93.0
Operating income at public currency (millions)	48.2	63.0	93.6	85.5

Fixed currency operating income change	(30)%		1%
Fixed currency operating income margin	15.9%	21.5%	15.7%	16.1%
Acquisition adjusted fixed currency operating income change	(30)%		1%
Acquisition adjusted fixed currency operating income margin	16.3%	21.5%	16.0%	16.1%
Public currency operating income change	(23)%		9%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for the Global Healthcare & Life Sciences decreased in the second quarter of 2021 compared to a 22% increase last year when sales benefited from strong COVID-19 related demand and increased in the first six months of 2021; however, underlying Healthcare and Life Sciences sales growth remained strong, driven by new business wins and increased hygiene awareness.

At an operating segment level, Healthcare fixed currency sales decreased 3% (6% acquisition adjusted) in the second quarter of 2021 and increased 4% (2% acquisition adjusted) in the first six months of 2021, reflecting the comparison against large 2020 COVID-19 sales that drove a sales increase of 15% and 11% in the second quarter and first six months of 2020, respectively. Life Sciences fixed currency sales decreased 17% and 3% in the second quarter and first six months of 2021, respectively, reflecting comparison versus the very strong second quarter and six months of 2020, when sales increased 52% and 39% respectively, driven by 2020’s extraordinary COVID-19 demand.

Operating Income

Fixed currency operating income and fixed currency operating income margins for our Global Healthcare & Life Sciences segment decreased in the second quarter of 2021. In the first six months of 2021, fixed currency operating income increased, whereas fixed currency operating income margins decreased.

Acquisition adjusted fixed currency operating income margins decreased 5.2 percentage points during the second quarter of 2021, primarily reflecting the comparison to the very strong sales volume last year when operating income grew 110%. Acquisition adjusted fixed currency operating income margins were flat during the first six months of 2021 as the 1.9 percentage point positive impact from favorable pricing was offset by the 1.8 percentage point negative impact of unfavorable business mix and higher delivered product costs.

Other

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Sales at fixed currency (millions)	$306.6	$249.1	$577.9	$528.7
Sales at public currency (millions)	305.5	239.6	576.2	512.3

Volume	21%		8%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	23%		9%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	23%		9%
Foreign currency translation	4%		3%
Public currency sales change	28%		12%

Operating income at fixed currency (millions)	$51.3	$20.8	$84.2	$42.6
Operating income at public currency (millions)	51.2	20.9	84.0	42.2

Fixed currency operating income change	147%		98%
Fixed currency operating income margin	16.7%	8.4%	14.6%	8.1%
Acquisition adjusted fixed currency operating income change	147%		98%
Acquisition adjusted fixed currency operating income margin	16.7%	8.4%	14.6%	8.1%
Public currency operating income change	145%		99%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other increased in the second quarter and first six months of 2021, led by strong growth in Pest Elimination that was driven by recovering markets and new business wins.

At an operating segment level, Pest Elimination fixed currency sales increased 21% and 13% in the second quarter and first six months of 2021, respectively, compared against COVID impacted sales a year-ago, as strong growth in food and beverage plants, grocery stores and quick-service restaurants leveraged a strong recovery in hospitality and full-service restaurant markets as restrictions ease. Textile Care fixed currency sales increased 34% in the second quarter of 2021 and decreased 1% in the first six months of 2021. Colloidal Technologies Group fixed currency sales increased 25% and 8% in the second quarter and first six months of 2021, respectively.

Operating Income

Fixed currency operating income and fixed currency operating income margins for Other increased in the second quarter and first six months of 2021.

Acquisition adjusted fixed currency operating income margins increased 8.3 percentage points during the second quarter of 2021 driven by strong volume growth. Acquisition adjusted fixed currency operating income margins increased 6.5 percentage points during the first six months of 2021 driven by increased volume, cost savings and favorable pricing.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 40 include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction post-separation, as discussed in Note 4, intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 36.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $18.5 billion as of June 30, 2021 compared to total assets of $18.1 billion as of December 31, 2020.

Total liabilities were $11.8 billion as of June 30, 2021 compared to total liabilities of $11.9 billion as of December 31, 2020. Total debt was $6.7 billion as of June 30, 2021 and $6.7 billion as of December 31, 2020. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measures discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2021	2020
(ratio)
Net debt to EBITDA	2.2	2.4

(millions)
Total debt	$6,726.2	$6,686.6
Cash	1,402.4	1,260.2
Net debt	$5,323.8	$5,426.4

Net income including noncontrolling interest	$1,064.3	$984.8
Provision for income taxes	267.7	176.6
Interest expense, net	280.5	290.2
Depreciation	605.2	594.3
Amortization	231.9	218.4
EBITDA	$2,449.6	$2,264.3

Cash Flows

Operating Activities

	Six Months Ended
	June 30
(millions)	2021	2020	Change
Cash provided by operating activities	$798.3	$640.2	$158.1

We continue to generate cash flow from operations amidst the COVID-19 pandemic, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities increased $158 million in the first six months of 2021 compared to the first six months of 2020, driven primarily by a $37 million increase in net income from continuing operations including noncontrolling interest excluding disposal and impairment charges, $106 million decreased annual bonus payouts, $65 million net favorable fluctuations in deferred taxes, partially offset by $53 million net unfavorable fluctuations in accounts receivable, inventories and accounts payable (“working capital”). The cash flow impact from working capital accounts was primarily driven by increased sales volume, partially offset by improved days sales outstanding and improved inventory days on hand.

Investing Activities

	Six Months Ended
	June 30
(millions)	2021	2020	Change
Cash used for investing activities	($347.8)	($689.7)	$341.9

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

Total cash paid for acquisitions, net of cash acquired along with net cash received from dispositions, during the first six months of 2021 and 2020, was $90 million and $431 million, respectively. Our acquisitions and divestitures are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising equipment, manufacturing equipment and facilities. Total capital expenditures were $246 million and $251 million in the first six months of 2021 and 2020, respectively.

Financing Activities

	Six Months Ended
	June 30
(millions)	2021	2020	Change
Cash (used for) provided by financing activities	($318.3)	$720.6	($1,038.9)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We issued $750 million par value and received $769 million in proceeds of long-term debt and repaid $300 million of long-term debt in the first six months of 2020. The proceeds received from the debt issuances were used for repayment of outstanding debt, repayment of commercial paper and general corporate purposes. In addition, we paid down $1 million and issued $454 million of commercial paper and notes payable in the first six months of 2021 and 2020, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $71 million and $105 million of shares in the first six months of 2021 and 2020, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

We paid dividends of $287 million and $283 million in in the first six months of 2021 and 2020 respectively.

The impact on financing cash flows of commercial paper and notes payable issuances and long-term debt borrowings and repayments are shown in the following table:

	Six Months Ended
	June 30
(millions)	2021	2020	Change
Net issuances of commercial paper and notes payable	($1.0)	$454.4	($455.4)
Long-term debt borrowings	-	768.9	(768.9)
Long-term debt repayments	-	(300.0)	300.0

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

As of June 30, 2021, we had $1,402 million of cash and cash equivalents on hand, of which $44 million was held outside of the U.S. We continue to carry increased levels of cash on hand to meet current and any future potential operational cash needs as a result of the COVID-19 pandemic. We will continue to evaluate our cash position in light of future developments.

As of June 30, 2021, we have a $2.0 billion multi-year credit facility which expires in April 2026. In April 2021, we entered into an amended and restated revolving credit facility which extended the maturity from November 2022 to April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the second quarter of 2021, we had no outstanding commercial paper under our U.S.

or Euro programs. There were no borrowings under our credit facility as of June 30, 2021 or 2020. As of June 30, 2021, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

Our long-term debt issuance and repayment activity through the first six months of 2021 and 2020 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2020 disclosed total notes payable and long-term debt due within one year of $17 million. As of June 30, 2021, the total notes payable and long-term debt due within one year was $17 million. There was no commercial paper outstanding as of June 30, 2021 or December 31, 2020.

Our gross liability for uncertain tax positions was $19 million as of June 30, 2021 and $21 million as of December 31, 2020. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Coronavirus disease 2019 (COVID-19)

In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization. The COVID-19 pandemic is continuing to affect major economic and financial markets and industries are facing the challenges with the economic conditions resulting from efforts to address the pandemic, including supply shortages and inflation. While many government restrictions in the U.S. have eased through the second quarter, restrictions on activities continue in many other regions, particularly those where vaccination rates lag, continuing to impact consumer activity in those regions. Concerns remain that our markets could see a resurgence of cases triggering additional government mandated lockdowns or similar restrictions on activity, for example due to the emergence of a variant against which existing vaccines are not as effective or which may be more easily transmitted, particularly to those unvaccinated. These conditions have had and will continue to have a negative impact on market conditions and customer demand throughout the world.

We expect the U.S. recovery to continue, Europe to reopen as forecasted, and the rest of the world to follow soon after, and we have implemented pricing actions that will build through the second half to manage inflation and rising delivered product costs. With this outlook, we expect continued strong year-on-year performance in the second half of 2021. We remain confident in our long-term outlook and believe we are well-positioned for continued future growth.

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first six months of 2021, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the second quarter of 2021 represented less than 1% of our consolidated assets.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 18 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

Subsequent to quarter end, we acquired a US Healthcare business for approximately $120 million. The acquisition is not material to our consolidated financial statements.

In July 2021, we entered into an interest rate swap agreement that converted the remaining $250 million of our 3.25% debt from a fixed interest rate to a floating interest rate. The interest rate swap is designated as a fair value hedge.

Also in July 2021, we entered into a cross currency swap agreement with a notional amount of €300 million maturing in 2030. The cross currency swap is designated as a net investment hedge of our Euro denominated exposures from our investments in certain of our Euro denominated functional currency subsidiaries.

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

Some of the factors which could cause results to differ materially from those expressed in any forward-looking statements are set forth under Item 1A of our most recent Form 10-K, as updated by Item 1A of this Form 10-Q, and our other public filings with the Securities and Exchange Commission (the "SEC"), and include the effects of the COVID-19 pandemic; the vitality of the markets we serve; the impact of economic factors such as the worldwide economy, capital flows, interest rates, foreign currency risk and reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar; our ability to execute key business initiatives, including restructurings and our Enterprise Resource Planning system upgrades; potential information technology infrastructure failures or breaches in data security; potential to incur significant tax liabilities or indemnification liabilities relating to the separation and split-off of our ChampionX business; our ability to attract, retain and develop high caliber management talent to lead our business and successfully execute organizational change; our ability to successfully compete with respect to value, innovation and customer support; exposure to global economic, political and legal risks related to our international operations; difficulty in procuring raw materials or fluctuations in raw material costs; pressure on operations from consolidation of customers or vendors; the costs and effects of complying with laws and regulations, including those relating to the environment, and to the manufacture, storage, distribution, sale and use of our products, as well as to the conduct of our business generally, including labor and employment and anti-corruption; restraints on pricing flexibility due to contractual obligations; our ability to acquire complementary businesses and to effectively integrate such businesses; changes in tax laws and unanticipated tax liabilities; potential loss of deferred tax assets; our indebtedness, and any failure to comply with covenants that apply to our indebtedness; public health outbreaks, epidemics or pandemics, such as the current outbreak of COVID-19; potential losses arising from the impairment of goodwill or other assets; potential chemical spill or release; the occurrence of litigation or claims, including class action lawsuits; the loss or insolvency of a major customer or distributor; repeated or prolonged government and/or business shutdowns or similar events; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4. Controls and Procedures

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1, 2021 through June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 51 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below provides updates and additions to the risk factors and should be read together with the full list of risk factors set forth in the Form 10-K.

The COVID-19 pandemic and measures taken in response thereto have materially and adversely impacted, and we expect may continue to materially and adversely impact, our business and results of operations, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.

Beginning in March 2020, the COVID-19 pandemic had a rapid and significant negative impact on the global economy, including a significant downturn in the foodservice, hospitality and travel industries. Measures taken to alleviate the pandemic (such as stay-at-home orders and other responsive measures) significantly impacted our restaurant and hospitality customers and negatively affected demand for our products and services in these segments, resulting in a material adverse effect on our business and results of operations. While many of these measures have significantly eased in the U.S. through the second quarter driving increased consumer traffic and in-unit dining, restrictions on activities continue in many other regions, particularly those where vaccination rates lag, continuing to impact consumer activity in those regions. Concerns remain that our markets could see a prolonged resurgence of cases triggering additional government mandated lockdowns or similar restrictions, for example due to the emergence of a variant against which existing vaccines are not as effective or which may be more easily transmitted, particularly to those unvaccinated. In addition, the COVID-19 pandemic continues to have a material effect on the macroeconomic environment, and there is continued uncertainty around its duration and ultimate impact.

We expect the full impact of the COVID-19 pandemic, including the extent of its effect on our business, results of operations and financial condition, to be dictated by future developments which remain uncertain and cannot be predicted, such as the severity of the disease, the duration of the outbreak, the distribution, acceptance and efficacy of vaccines, the likelihood of a resurgence of the outbreak, including as a result of emerging variants, actions that may be taken by governmental authorities intended to minimize the spread of the pandemic or to stimulate the economy and other unintended consequences. In addition to the reduction in the demand for our products and services, the COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, including, but not limited to, the following:

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

unable to perform their duties for an extended period of time. A significant outbreak in one of our manufacturing facilities could adversely impact our ability to make and ship products in a timely manner. Measures taken across our business operations to address health and safety may not be sufficient to prevent the spread of COVID-19 among our employee base, customers and others. Therefore, we could face operational disruptions and incur additional expenses, including devoting additional resources to assisting employees diagnosed with COVID-19 and further changing health and safety protocols and processes, that could adversely affect our business and results of operations.

●	A significant number of our employees, as well as customers and others with whom we do business, continue to work remotely in response to the COVID-19 pandemic. Our business operations may be disrupted, and we may experience increased risk of adverse effects to our business, if our business operations are negatively impacted as a result of remote work arrangements, including due to cybersecurity risks or other disruption to our technology infrastructure. Further, if our key operating facilities experience closures or worker shortages as a result of COVID-19, whether temporary or sustained, our business operations could be significantly disrupted.

●	Cost management and various cost-containment actions implemented across our business in response to the COVID-19 pandemic could hinder execution of our business strategy, including the deferral of planned capital expenditures, and could adversely affect our business and results of operations.

●	We believe that we appropriately reserve for expected credit losses, however we cannot be certain that loss or delay in the collection of accounts receivable will not have a material adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
April 1-30, 2021	41,024		$214.7972		41,024		6,008,299
May 1-31, 2021	80		224.2200		-		6,008,299
June 1-30, 2021	-		-		-		6,008,299
Total	41,104		$214.8155		41,024		6,008,299

(1)	Includes 80 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing

(a)	The following documents are filed as exhibits to this report:
(10.1)

Third Amended and Restated $2.0 billion 5-Year Revolving Credit Facility, dated as of April 16, 2021, among Ecolab Inc., the lenders party thereto, the issuing lenders party thereto, Bank of America, N.A., as administrative agent and swing line bank, and Citibank, N.A., JPMorgan Chase Bank, N.A. and MUFG Bank, Ltd., as co-syndication agents.

Incorporated by reference to Exhibit (10.1) of our Form 8-K dated April 20, 2021 (File No. 001-9328)
(10.2)	Amendment No. 2 to Ecolab Mirror Pension Plan (as Amended and Restated Effective January 1, 2014), effective as of May 5, 2021.	Filed herewith electronically.
(10.3)(i)

Issuing and Paying Agency Agreement, dated September 18, 2017, between Ecolab Inc. and U.S. Bank National Association, as Issuing and Paying Agent (as successor, effective as of June 7, 2021, to MUFG Union Bank, N.A.).

Incorporated by reference to Exhibit (10.1)(a) of our Form 10-Q for the quarter ended September 30, 2017. (File No. 001-9328)
(10.3)(ii)	Corporate Commercial Paper – Master Note, dated June 7, 2021, together with annex thereto.	Filed herewith electronically.
(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.
(31.1)	Rule 13a - 14(a) CEO Certification.	Filed herewith electronically.
(31.2)	Rule 13a - 14(a) CFO Certification.	Filed herewith electronically.
(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.
(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.
(101.SCH)	Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.
(104)	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: August 5, 2021	By:	/s/ Scott D. Kirkland

Scott D. Kirkland
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)