Form 10-Q
period 2021-09-30
ECOLAB INC.
filed 2021-10-29
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of September 30, 2021: 286,567,307 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2021	2020	2021	2020

Product and equipment sales	$2,653.8	$2,426.4	$7,461.6	$7,017.5
Service and lease sales	667.0	592.2	1,906.9	1,707.4
Net sales	3,320.8	3,018.6	9,368.5	8,724.9
Product and equipment cost of sales	1,625.1	1,405.4	4,452.9	4,071.6
Service and lease cost of sales	391.6	364.2	1,119.8	1,053.9
Cost of sales (including special charges (a))	2,016.7	1,769.6	5,572.7	5,125.5
Selling, general and administrative expenses	832.0	802.6	2,548.2	2,499.5
Special (gains) and charges	6.3	35.0	36.7	120.3
Operating income	465.8	411.4	1,210.9	979.6
Other (income) expense (b)	(13.0)	(15.1)	(27.5)	(45.6)
Interest expense, net (c)	76.4	134.8	173.7	241.8
Income before income taxes	402.4	291.7	1,064.7	783.4
Provision for income taxes	73.8	42.4	226.0	103.5
Net income from continuing operations, including noncontrolling interest	328.6	249.3	838.7	679.9
Net income from continuing operations attributable to noncontrolling interest	4.1	3.1	9.8	12.8
Net income from continuing operations attributable to Ecolab	324.5	246.2	828.9	667.1
Net loss from discontinued operations, net of tax (Note 4) (d)	-	-	-	(2,172.5)
Net income (loss) attributable to Ecolab	$324.5	$246.2	$828.9	($1,505.4)

Earnings (loss) attributable to Ecolab per common share
Basic
Continuing operations	$ 1.13	$ 0.86	$ 2.90	$ 2.32
Discontinued operations	$ -	$ -	$ -	($ 7.56)
Earnings attributable to Ecolab	$ 1.13	$ 0.86	$ 2.90	($ 5.24)
Diluted
Continuing operations	$ 1.12	$ 0.85	$ 2.87	$ 2.29
Discontinued operations	$ -	$ -	$ -	($ 7.47)
Earnings attributable to Ecolab	$ 1.12	$ 0.85	$ 2.87	($ 5.18)

Weighted-average common shares outstanding
Basic	286.4	285.4	286.1	287.5
Diluted	289.2	288.4	289.0	290.8

(a)	Cost of sales includes special (gains) and charges, net of $52.9 and $9.5 in the third quarter of 2021 and 2020, respectively, and $76.2 and $45.6 in the first nine months of 2021 and 2020, respectively, which is recorded in product and equipment cost of sales.
(b)	Other (income) expense includes special charges of $7.0 and $26.6 in the third quarter and first nine months of 2021, respectively.
(c)	Interest expense, net includes special charges of $32.3 and $83.1 in the third quarter of 2021 and 2020, respectively, and $32.3 and $83.8 first nine months of 2021 and 2020, respectively.
(d)	Net income from discontinued operations, net of tax includes noncontrolling interest of $2.2 in the first nine months of 2020.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2021	2020	2021	2020

Net income (loss) attributable to Ecolab	$324.5	$246.2	$828.9	($1,505.4)
Net income from continuing operations attributable to noncontrolling interest	4.1	3.1	9.8	12.8
Net income from discontinued operations attributable to noncontrolling interest	-	-	-	2.2
Net income (loss) attributable to Ecolab, including noncontrolling interest	328.6	249.3	838.7	(1,490.4)

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(107.2)	165.9	60.9	4.7
Separation of ChampionX	-	-	-	229.9
Gain (loss) on net investment hedges	35.2	(83.4)	8.8	(87.4)
Total foreign currency translation adjustments	(72.0)	82.5	69.7	147.2

Derivatives and hedging instruments	15.3	(19.1)	16.7	(14.1)

Pension and postretirement benefits
Current period net actuarial gain	-	-	109.9	-
Settlement charge	5.3	-	20.2	-
Amortization of net actuarial loss and prior period service credits, net	28.1	(18.5)	42.6	12.0
Total pension and postretirement benefits	33.4	(18.5)	172.7	12.0

Subtotal	(23.3)	44.9	259.1	145.1

Total comprehensive income (loss), including noncontrolling interest	305.3	294.2	1,097.8	(1,345.3)
Comprehensive income attributable to noncontrolling interest	3.7	27.1	8.0	15.0
Comprehensive income (loss) attributable to Ecolab	$301.6	$267.1	$1,089.8	($1,360.3)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
(millions, except per share amounts)	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$897.9	$1,260.2
Accounts receivable, net	2,384.1	2,273.8
Inventories	1,378.2	1,285.2
Other current assets	326.6	298.2
Total current assets	4,986.8	5,117.4
Property, plant and equipment, net	3,069.6	3,124.9
Goodwill	6,125.6	6,006.9
Other intangible assets, net	2,889.7	2,977.0
Operating lease assets	377.4	423.8
Other assets	477.1	476.0
Total assets	$17,926.2	$18,126.0

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$18.7	$17.3
Accounts payable	1,237.1	1,160.6
Compensation and benefits	452.9	469.3
Income taxes	68.0	96.1
Other current liabilities	1,117.8	1,188.9
Total current liabilities	2,894.5	2,932.2
Long-term debt	5,931.8	6,669.3
Postretirement health care and pension benefits	996.6	1,226.2
Deferred income taxes	589.4	483.9
Operating lease liabilities	263.0	300.5
Other liabilities	289.1	312.4
Total liabilities	10,964.4	11,924.5
Commitments and contingencies (Note 17)

Equity (a)
Common stock	363.7	362.6
Additional paid-in capital	6,399.8	6,235.0
Retained earnings	8,659.8	8,243.0
Accumulated other comprehensive loss	(1,733.5)	(1,994.4)
Treasury stock	(6,756.3)	(6,679.7)
Total Ecolab shareholders’ equity	6,933.5	6,166.5
Noncontrolling interest	28.3	35.0
Total equity	6,961.8	6,201.5
Total liabilities and equity	$17,926.2	$18,126.0

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 286.6 shares outstanding at September 30, 2021 and 285.7 shares outstanding at December 31, 2020. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
(millions)	2021	2020

OPERATING ACTIVITIES
Net income (loss) including noncontrolling interest	$838.7	($1,490.4)
Less: Net loss from discontinued operations including noncontrolling interest	-	(2,170.3)
Net income from continuing operations including noncontrolling interest	838.7	679.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	453.1	443.1
Amortization	174.4	162.1
Deferred income taxes	52.7	(16.6)
Share-based compensation expense	72.5	65.1
Pension and postretirement plan contributions	(51.3)	(50.1)
Pension and postretirement plan expense, net	29.9	27.9
Restructuring charges, net of cash paid	(35.1)	(9.4)
Debt refinancing	29.4	77.1
Other, net	19.7	44.2
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(101.0)	98.5
Inventories	(79.8)	(176.1)
Other assets	(48.1)	(22.4)
Accounts payable	71.5	11.8
Other liabilities	(5.6)	(243.1)
Cash provided by operating activities - continuing operations	1,421.0	1,092.0
Cash provided by operating activities - discontinued operations	-	118.4
Cash provided by operating activities	1,421.0	1,210.4

INVESTING ACTIVITIES
Capital expenditures	(423.8)	(362.3)
Property and other assets sold	12.3	2.5
Acquisitions and investments in affiliates, net of cash acquired	(209.9)	(487.0)
Divestiture of businesses	-	55.4
Other, net	(17.1)	(4.5)
Cash used for investing activities - continuing operations	(638.5)	(795.9)
Cash provided by investing activities - discontinued operations	-	443.2
Cash used for investing activities	(638.5)	(352.7)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	0.5	165.5
Long-term debt borrowings	293.7	1,855.9
Long-term debt repayments	(1,017.9)	(1,570.0)
Reacquired shares	(77.8)	(124.6)
Dividends paid	(426.5)	(421.8)
Exercise of employee stock options	94.3	199.7
Debt refinancing	(29.4)	(77.1)
Other, net	3.8	2.7
Cash (used for) provided by financing activities - continuing operations	(1,159.3)	30.3
Cash used for financing activities - discontinued operations	-	(1.6)
Cash (used for) provided by financing activities	(1,159.3)	28.7

Effect of exchange rate changes on cash and cash equivalents	14.5	(38.1)

(Decrease) increase in cash and cash equivalents	(362.3)	848.3
Cash and cash equivalents, beginning of period - continuing operations	1,260.2	118.8
Cash and cash equivalents, beginning of period - discontinued operations	-	67.6
Cash and cash equivalents, beginning of period	1,260.2	186.4
Cash and cash equivalents, end of period - continuing operations	897.9	1,034.7
Cash and cash equivalents, end of period - discontinued operations	-	-
Cash and cash equivalents, end of period	$897.9	$1,034.7

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Third Quarter Ended September 30, 2021 and 2020
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, June 30, 2020	$362.0	$6,155.0	$7,967.8	($1,989.7)	($6,639.9)	$5,855.2	$35.0	$5,890.2

Net income			246.3			246.3	3.0	249.3
Other comprehensive income (loss) activity				43.8		43.8	1.1	44.9
Cash dividends declared (a)			(134.2)			(134.2)	(4.4)	(138.6)
Stock options and awards	0.1	22.3			1.1	23.5		23.5
Reacquired shares					(19.9)	(19.9)		(19.9)
Balance, September 30, 2020	$362.1	$6,177.3	$8,079.9	($1,945.9)	($6,658.7)	$6,014.7	$34.7	$6,049.4

Balance, June 30, 2021	$363.2	$6,333.3	$8,472.8	($1,710.6)	($6,749.6)	$6,709.1	$27.2	$6,736.3

Net income			324.5			324.5	4.1	328.6
Other comprehensive income (loss) activity				(22.9)		(22.9)	(0.4)	(23.3)
Cash dividends declared (a)			(137.5)			(137.5)	(2.6)	(140.1)
Stock options and awards	0.5	66.5			0.4	67.4		67.4
Reacquired shares					(7.1)	(7.1)		(7.1)
Balance, September 30, 2021	$363.7	$6,399.8	$8,659.8	($1,733.5)	($6,756.3)	$6,933.5	$28.3	$6,961.8

	Nine Months Ended September 30, 2021 and 2020
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2019	$359.6	$5,907.1	$9,993.7	($2,089.7)	($5,485.4)	$8,685.3	$40.5	$8,725.8

New accounting guidance adoption (b)			(4.3)			(4.3)		(4.3)
Net (loss) income			(1,505.3)			(1,505.3)	14.9	(1,490.4)
Other comprehensive income (loss) activity				143.8		143.8	1.3	145.1
Cash dividends declared (a)			(404.2)			(404.2)	(16.2)	(420.4)
Separation of ChampionX		(8.5)			(1,051.4)	(1,059.9)	3.4	(1,056.5)
Changes in noncontrolling interests		17.6				17.6	(9.2)	8.4
Stock options and awards	2.5	261.1			2.7	266.3		266.3
Reacquired shares					(124.6)	(124.6)		(124.6)
Balance, September 30, 2020	$362.1	$6,177.3	$8,079.9	($1,945.9)	($6,658.7)	$6,014.7	$34.7	$6,049.4

Balance, December 31, 2020	$362.6	$6,235.0	$8,243.0	($1,994.4)	($6,679.7)	$6,166.5	$35.0	$6,201.5

Net income			828.9			828.9	9.8	838.7
Other comprehensive income (loss) activity				260.9		260.9	(1.8)	259.1
Cash dividends declared (a)			(412.1)			(412.1)	(14.7)	(426.8)
Stock options and awards	1.1	164.8			1.2	167.1		167.1
Reacquired shares					(77.8)	(77.8)		(77.8)
Balance, September 30, 2021	$363.7	$6,399.8	$8,659.8	($1,733.5)	($6,756.3)	$6,933.5	$28.3	$6,961.8

(a)	Dividends declared per common share were $0.48 and $0.47 in the third quarter of 2021 and 2020, respectively, and $1.44 and $1.41 in the first nine months of 2021 and 2020, respectively.
(b)	Upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company reclassified the cumulative effect of applying the standard to retained earnings at the beginning of the period adopted.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the third quarter ended September 30, 2021 and 2020 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

Subsequent to the separation of ChampionX, effective the third quarter of 2020, the Company no longer reports the Upstream Energy segment, which previously held the ChampionX business. The Company is aligned into three reportable segments and Other.

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

With respect to the unaudited financial information of the Company for the third quarter ended September 30, 2021 and 2020 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated October 29, 2021 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2021	2020	2021	2020
Cost of sales
Restructuring activities	$2.2	$1.0	$24.1	$6.6
Acquisition and integration activities	-	1.5	-	4.1
COVID-19 activities, net	50.7	1.8	51.8	8.7
Other	-	5.2	0.3	26.2
Cost of sales subtotal	52.9	9.5	76.2	45.6

Special (gains) and charges
Restructuring activities	0.4	26.9	6.5	31.4
Acquisition and integration activities	0.8	2.7	3.3	5.5
Disposal and impairment activities	-	-	-	45.9
COVID-19 activities, net	1.5	(3.0)	16.2	7.2
Other	3.6	8.4	10.7	30.3
Special (gains) and charges subtotal	6.3	35.0	36.7	120.3

Operating income subtotal	59.2	44.5	112.9	165.9

Interest expense, net	32.3	83.1	32.3	83.8
Other (income) expense	7.0	-	26.6	-

Total special (gains) and charges	$98.5	$127.6	$171.8	$249.7

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

During the third quarter and first nine months of 2021, the Company recorded restructuring charges of $1.4 million ($1.4 million after tax) and $9.5 million ($7.5 million after tax), respectively, primarily related to costs to support the transition to the new sales and service structure, and the disposal of equipment. The Company has recorded $44.7 million ($33.9 million after tax) of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $8.0 million as of September 30, 2021 and is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Institutional Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2020 Activity
Recorded expense and accrual	$25.6	$-	$9.6	$35.2
Net cash payments	(0.9)	-	(9.6)	(10.5)
Restructuring liability, December 31, 2020	24.7	-	-	24.7

2021 Activity
Recorded expense (income) and accrual	2.2	6.0	1.3	9.5
Net cash payments	(18.9)	-	(2.7)	(21.6)
Non-cash net charges	-	(6.0)	1.4	(4.6)
Restructuring liability, September 30, 2021	$8.0	$-	$-	$8.0

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

The Company recorded restructuring charges of $1.5 million ($1.2 million after tax) and $2.9 million ($2.8 million after tax) in the third quarter and first nine months of 2021, respectively, primarily related to severance. The liability related to the Plan was $40.6 million as of the end of the third quarter of 2021. The Company has recorded $242.1 million ($186.6 million after tax) of cumulative restructuring charges under the Plan. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Accelerate 2020 Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018-2020 Activity
Recorded expense	$212.0	$8.0	$19.2	$239.2
Net cash payments	(144.3)	1.2	(12.2)	(155.3)
Non-cash charges	-	(9.2)	(2.0)	(11.2)
Effect of foreign currency translation	(0.9)	-	-	(0.9)
Restructuring liability, December 31, 2020	66.8	-	5.0	71.8

2021 Activity
Recorded expense	2.4	0.3	0.2	2.9
Net cash payments	(31.6)	-	(2.1)	(33.7)
Non-cash charges	-	(0.3)	(0.1)	(0.4)
Restructuring liability, September 30, 2021	$37.6	$-	$3.0	$40.6

Other Restructuring Activities

During the third quarter and nine months of 2021, the Company recorded restructuring charges (gains) of ($0.3) million ($0.5 million after tax) and $18.2 million ($16.9 million after tax), respectively, related to other immaterial restructuring activity. The charges are primarily related to severance and asset write-offs. During the third quarters and first nine months of 2021 and 2020, net restructuring charges related to prior year plans were minimal. The restructuring liability balance for all plans other than the Accelerate 2020 and Institutional Plan were $4.6 million and $5.9 million as of September 30, 2021 and December 31, 2020, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during 2021 related to all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $10.5 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include $0.8 million ($0.8 million after tax) and $3.3 million ($2.9 million after tax) in the third quarter and first nine months of 2021, respectively. Charges are related to Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), and Bioquell PLC (“Bioquell”) acquisitions and consist of integration costs, advisory and legal fees.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include $2.7 million ($2.3 million after tax) and $5.5 million ($4.3 million after tax) in the third quarter and first nine months of 2020, respectively. Charges are related to CID Lines, Bioquell and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $1.5 million ($1.3 million after tax) and $4.1 million ($3.2 million after tax) on the Consolidated Statements of Income in the third quarter and first nine months of 2020, respectively, related to the recognition of fair value step-up in the CID Lines inventory, severance and the closure of a facility. The Company also incurred $0.7 million ($0.6 million after tax) of interest expense in the first nine months of 2020, none of which was incurred during the third quarter.

Further information related to the Company’s acquisitions is included in Note 3.

Disposal and impairment charges

Disposal and impairment charges reported in special (gains) and charges on the Consolidated Statements of Income include $45.9 million ($45.0 million after tax) in the first nine months of 2020. During the second quarter of 2020, the Company recorded a $28.6 million ($28.6 million after tax) impairment for a minority equity method investment due to the impact of the economic environment and the liquidity of the minority equity method investment. In addition, the Company recorded charges of $17.3 million ($16.3 million after tax) in the first six months of 2020 related to transaction fees associated with the sale of Holchem Group Limited (“Holchem”).

Further information related to the Company’s disposal is included in Note 3.

COVID-19 activities

Customer demand for sanitizer products surged at the outset of COVID-19. The Company worked hard to meet the rapidly increasing demand and sold the vast majority of the sanitizer inventory. However, COVID-19 variant-related delays of customer reopenings and consumer activity resulted in a small portion of excess sanitizer inventory. The Company recorded inventory reserves of $50 million in the third quarter of 2021 for excess sanitizer inventory and estimated disposal costs.

The Company recorded charges of $2.6 million and $4.1 million during the third quarter of 2021 and 2020, respectively, and $12.6 million and $30.6 million during the first nine months of 2021 and 2020, respectively, to protect the wages for certain employees directly impacted by the COVID-19 pandemic. The Company also recorded charges during the third quarter and first nine months of 2021 of $3.1 million and $11.5 million, respectively, related to COVID-19 testing and related expenses. In addition, the Company received subsidies and government assistance, which were recorded as a special (gain) of ($3.5) million and ($5.3) million during the third quarter of 2021 and 2020, respectively, and ($6.1) million and ($14.7) million during the first nine months of 2021 and 2020, respectively. COVID-19 pandemic charges are recorded in product and equipment cost of sales, service and lease cost of sales, and special (gains) and charges on the Consolidated Statements of Income. After tax net charges (gains) related to the COVID-19 pandemic were $40.6 million and ($0.9) million during the third quarter of 2021 and 2020, respectively, and $51.9 million and $12.3 million during the first nine months of 2021 and 2020, respectively.

Other operating activities

Other special charges recorded in the first nine months of 2021 in product and equipment cost of sales were $0.3 million ($0.2 million after tax). During the third quarter and first nine months of 2020, the Company recorded special charges of $5.2 million ($3.5 million after tax) and $26.2 million (17.8 million after tax), respectively, in product and equipment cost of sales on the Consolidated Statements of Income related to a Healthcare product recall in Europe.

Other special charges of $3.6 million ($2.7 million after tax) and $10.7 million ($8.3 million after tax) recorded in the third quarter and first nine months of 2021, respectively, relate primarily to legal reserve and certain legal charges which are recorded in special (gains) and charges on the Consolidated Statements of Income.

Other special charges of $8.4 million ($7.2 million after tax) and $30.3 million ($23.7 million after tax), respectively, recorded in the third quarter and first nine months of 2020 relate primarily to legal reserve and certain legal charges which are recorded in special (gains) and charges on the Consolidated Statements of Income.

Interest expense

Other special charges of $32.3 million ($28.4 million after tax) and $83.1 million ($64.0 million after tax) in the third quarter of 2021 and 2020, respectively, in interest expense on the Consolidated Statement of Income primarily related to debt refinancing charges.

Other (income) expense

During the third quarter and first nine months of 2021, the Company incurred settlement expense recorded in other (income) expense on the Consolidated Statements of Income of $7.0 million ($5.3 million after tax) and $26.6 million ($20.2 million after tax), respectively, related to U.S. pension plan lump-sum payments to retirees.

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

Acquisitions during the first nine months of 2021 and 2020 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

During the third quarter of 2021, the Company acquired National Wiper Alliance, Inc. (“NWA”), a U.S.-based business which sells dry wipes for healthcare and institutional applications. NWA became part of the Global Healthcare & Life Sciences reporting segment.

During the first quarter of 2021, the Company acquired VanBaerle Hygiene AG (“VanBaerle”), a Swiss-based business which sells cleaning products and related services to restaurants, long-term care facilities, hotels and laundries primarily for institutional applications. VanBaerle became part of the Global Institutional reporting segment. The purchase price included immaterial amounts of holdback and contingent consideration, which are recorded within other liabilities on the Consolidated Balance Sheets as of September 30, 2021.

Also, during the first quarter of 2021, the Company acquired TechTex Holdings Limited (“TechTex”), a U.K.-based business which sells wet and dry wipes and other nonwovens products primarily for life sciences and healthcare applications. TechTex became part of the Global Healthcare & Life Sciences reporting segment. The purchase price included an immaterial holdback amount that was subsequently settled prior to September 30, 2021.

The purchase accounting for these acquisitions are preliminary and subject to change as the Company finalizes the valuation of intangible assets, income tax balances and working capital. The Company does not expect any of the goodwill related to its acquisitions of VanBaerle or TechTex to be tax deductible, whereas the goodwill arising from the application of NWA is expected to be tax deductible.

Other than CID Lines, the Company did not close on any other business acquisitions during the first nine months of 2020.

The following table summarizes the acquisition date fair value of net assets acquired from the Company’s acquisitions other than CID Lines during the first nine months of 2021 and 2020.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2021	2020	2021	2020
Net tangible assets (liabilities) acquired and equity method investments	$14.8	$-	$12.4	$-

Identifiable intangible assets
Customer relationships	41.0	-	72.1	-
Trademarks	1.1	-	4.7	-
Non-compete agreements	3.0		3.0
Other technology	-	-	1.5	-
Total intangible assets	45.1	-	81.3	-

Goodwill	60.2	-	119.2	-
Total aggregate purchase price	120.1	-	212.9	-

Acquisition-related liabilities and contingent consideration (a)	-	-	(4.4)	-
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration	$120.1	$-	$208.5	$-

(a)	Subsequent to the acquisitions, $1.4 in contingent consideration was remitted to the seller during the first nine months of 2021 and is included in investing activities on the Consolidated Statements of Cash Flows.

During the first nine months of 2020, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting on its 2019 acquisitions. As a result of these purchase accounting adjustments, the net intangible assets and goodwill recognized from these acquisitions increased by $1.3 million and $0.3 million, respectively. In conjunction with the finalization of its purchase accounting, the Company made $3.5 million of acquisition-related payments which primarily consisted of the release of holdback liabilities and payment of contingent consideration.

The weighted average useful life of identifiable intangible assets acquired during the first nine months of 2021 was 14 years.

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

Goodwill of $274.8 million arising from the acquisition consists largely of the synergies and economies of scale expected through adding complementary geographies and innovative products to the Company’s Food and Beverage businesses. CID Lines became part of the Global Industrial reportable segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

During the first six months of 2021, the Company recorded purchase accounting adjustments that decreased goodwill recognized from the acquisition of CID Lines by $0.9 million. Purchase accounting was finalized in the second quarter of 2021 and no further purchase accounting adjustments will be recorded for the CID Lines acquisition.

Dispositions

There were no business dispositions during the first nine months of 2021.

In the second quarter of 2020, the Company completed the sale of Holchem, a U.K.-based supplier of hygiene and cleaning products and services for the food and beverage, foodservice and hospitality industries for total consideration of $106.6 million. Consideration consisted of $55.4 million of cash and $51.2 million in notes receivable recorded at fair value. After the recognition of transaction costs, the Company recognized an after-tax loss of $16.3 million, which is classified within special (gains) and charges on the Consolidated Statements of Income. Annual sales of Holchem were approximately $55 million and were included in the Global Industrial reportable segment prior to disposition. Further information related to the Company’s special (gains) and charges is included in Note 2.

As discussed in Note 4, the ChampionX separation met the criteria to be reported as discontinued operations. No other dispositions were significant to the Company’s consolidated financial statements for the first nine months of 2020.

Subsequent Event

On October 28, 2021, Ecolab entered into an agreement to acquire Purolite Corporation for $3.7 billion, subject to certain adjustments. Purolite is a leading, fast growing global provider of high-end ion exchange resins for separation and purification solutions that are highly complementary to our current offering and critical to high quality, safe drug production and biopharma products purification in the life sciences industries. It also provides ultra-pure water solutions for critical industrial markets like microelectronics, nuclear power and food and beverage.

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

Summarized results of the Company’s discontinued operations are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2021	2020	2021	2020

Product and equipment sales	$-	$-	$-	$858.9
Service and lease sales	-	-	-	99.6
Net sales	-	-	-	958.5
Product and equipment cost of sales	-	-	-	621.7
Service and lease cost of sales	-	-	-	80.4
Cost of sales (including special charges)	-	-	-	702.1
Selling, general and administrative expenses	-	-	-	180.5
Special (gains) and charges	-	-	-	2,221.7
Operating income	-	-	-	(2,145.8)
Other (income) expense	-	-	-	0.3
Interest expense (income), net	-	-	-	0.2
Income before income taxes	-	-	-	(2,146.3)
Provision for income taxes	-	-	-	24.0
Net loss including noncontrolling interest	-	-	-	(2,170.3)
Net income attributable to noncontrolling interest	-	-	-	2.2
Net loss from discontinued operations, net of tax	$-	$-	$-	($2,172.5)

Special (gains) and charges of $2,221.7 million in the first nine months of 2020 primarily relate to professional fees incurred to support the Transaction and restructuring charges specifically related to the ChampionX business. These charges have been included as a component of both cost of sales and special (gains) and charges in discontinued operations.

The Company also recognized discrete tax expense primarily related to friction costs associated with ChampionX separation activity of $22.7 million in the first nine months of 2020 that is allocated within discontinued operations tax expense.

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

The Company also entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for the third quarter and first nine months of 2021 were $35.8 million and $103.5 million, respectively, and for the third quarter and first nine months of 2020 were $46.6 million and $58.9 million, respectively. As of September 30, 2021, the Company had an outstanding accounts receivable balance for sales of product to ChampionX of $18.0 million.

5. BALANCE SHEETS INFORMATION

	September 30	December 31
(millions)	2021	2020
Accounts receivable, net
Accounts receivable	$2,460.5	$2,358.1
Allowance for doubtful accounts	(76.4)	(84.3)
Total	$2,384.1	$2,273.8

Inventories
Finished goods	$886.5	$789.6
Raw materials and parts	550.2	511.2
Inventories at FIFO cost	1,436.7	1,300.8
FIFO cost to LIFO cost difference	(58.5)	(15.6)
Total	$1,378.2	$1,285.2

Other current assets
Prepaid assets	$122.8	$99.1
Taxes receivable	158.0	168.6
Derivative assets	25.6	3.2
Other	20.2	27.3
Total	$326.6	$298.2

Property, plant and equipment, net
Land	$153.2	$159.7
Buildings and leasehold improvements	1,083.7	1,060.0
Machinery and equipment	1,828.6	1,830.1
Merchandising and customer equipment	2,714.6	2,691.0
Capitalized software	863.7	820.8
Construction in progress	279.7	219.8
	6,923.5	6,781.4
Accumulated depreciation	(3,853.9)	(3,656.5)
Total	$3,069.6	$3,124.9

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	2,593.2	2,530.9
Trademarks	348.0	348.0
Patents	499.5	492.5
Other technology	242.4	240.1
	3,683.1	3,611.5
Accumulated amortization
Customer relationships	(1,432.6)	(1,319.1)
Trademarks	(169.7)	(155.0)
Patents	(266.9)	(244.6)
Other technology	(154.2)	(145.8)
	(2,023.4)	(1,864.5)
Net intangible assets subject to amortization	1,659.7	1,747.0
Total	$2,889.7	$2,977.0

Other assets
Deferred income taxes	$150.8	$163.2
Pension	46.9	33.0
Derivative asset	3.2	-
Other	276.2	279.8
Total	$477.1	$476.0

	September 30	December 31
(millions)	2021	2020
Other current liabilities
Discounts and rebates	$341.0	$304.1
Dividends payable	137.5	137.2
Interest payable	44.0	51.7
Taxes payable, other than income	131.7	151.8
Derivative liabilities	1.0	25.8
Restructuring	48.9	98.1
Contract liability	86.7	80.4
Operating lease liabilities	115.7	125.6
Other	211.3	214.2
Total	$1,117.8	$1,188.9

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	($4.4)	($21.1)
Unrecognized pension and postretirement benefit expense, net of tax	(762.5)	(935.2)
Cumulative translation, net of tax	(966.6)	(1,038.1)
Total	($1,733.5)	($1,994.4)

6. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of September 30, 2021 and December 31, 2020.

	September 30	December 31
(millions)	2021	2020
Short-term debt
Notes payable	$16.0	$15.5
Long-term debt, current maturities	2.7	1.8
Total	$18.7	$17.3

Lines of Credit

As of September 30, 2021, the Company has a $2.0 billion multi-year credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either September 30, 2021 or December 31, 2020.

Commercial Paper

The Company’s commercial paper program is used as a source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. or Euro programs as of either September 30, 2021 or December 31, 2020.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of September 30, 2021 and December 31, 2020, the Company had $16.0 million and $15.5 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of September 30, 2021 and December 31, 2020.

	Maturity	September 30	December 31
(millions)	by Year	2021	2020

Long-term debt
Public and 144A notes (2021 principal amount)
Five year 2017 senior notes ($500 million)	2022	$-	$498.6
Seven year 2016 senior notes ($400 million)	2023	-	399.0
Seven year 2016 senior notes (€575 million)	2024	676.1	682.0
Ten year 2015 senior notes (€575 million)	2025	676.6	682.9
Ten year 2016 senior notes ($750 million)	2026	745.9	745.3
Ten year 2017 senior notes ($500 million)	2027	493.6	496.0
Ten year 2020 senior notes ($698 million)	2030	708.3	765.2
Ten year 2020 senior notes ($600 million)	2031	594.9	594.4
Thirty year 2011 senior notes ($389 million)	2041	384.2	452.2
Thirty year 2016 senior notes ($200 million)	2046	197.1	246.4
Thirty year 2017 senior notes ($484 million)	2047	424.0	611.9
Thirty year 2020 senior notes ($500 million)	2050	490.3	490.1
Thirty-four year 2021 144A notes ($685 million)	2055	534.9	-
Finance lease obligations and other		8.6	7.1
Total debt		5,934.5	6,671.1
Long-term debt, current maturities		(2.7)	(1.8)
Total long-term debt		$5,931.8	$6,669.3

Public and 144A Notes

In August 2021, the Company completed a private offering of a $300 million aggregate principal 34-year fixed rate note with a coupon rate of 2.75% (“New 34-year Notes”). Immediately following the offering, the Company completed a private offering to exchange a portion of the outstanding senior notes due 2030, 2041, 2046, 2047 (“Old Notes”), for $385 million of New 34-year Notes (collectively “144A Notes”). In connection with the exchange offering, $387 million of Old Notes were validly tendered and subsequently cancelled.

The New 34-year Notes bear a lower fixed coupon rate on an extended maturity date, compared with the Old Notes that were exchanged. There were no other significant changes to the terms between the Old Notes and the New 34-year Notes. The exchange was accounted for as a debt modification, and there were cash payments to the note holders of $118 million as a result of the exchange. Existing deferred financing costs associated with the Old Notes, as well as discounts associated with the New 34-year Notes aggregating $143 million, are being amortized over the term of the New 34-year Notes and recorded as interest expense.

In September 2021, the Company completed the retirement of the $500 million 2.375% Notes due 2022 and the $400 million 3.25% Notes due 2023 which was accounted for as a debt extinguishment. A make-whole premium of $25.0 million was expensed immediately and is reflected as a financing cash flow activity.

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

The Company entered into a registration rights agreement in connection with the issuance of the 144A Notes. Subject to certain limitations set forth in the registration rights agreement, the Company has agreed to (i) file a registration statement (the “Exchange Offer Registration Statement”) with respect to registered offers to exchange the 144A Notes for exchange notes (the “Exchange Notes”), which will have terms identical in all material respects to the New 34-year Notes, as applicable, except that the Exchange Notes will not contain transfer restrictions and will not provide for any increase in the interest rate thereon in certain circumstances and (ii) use commercially reasonable efforts to cause the Exchange Offer Registration Statement to be declared effective within 270 days after the date of issuance of the 144A Notes. Until such time as the Exchange Offer Registration Statement is declared effective, the 144A Notes may only be transferred in accordance with Rule 144A or Regulation S of the Securities Act of 1933, as amended.

Covenants

The Company is in compliance with its debt covenants as of September 30, 2021.

Net Interest Expense

Interest expense and interest income recognized during the third quarter and first nine months of 2021 and 2020 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2021	2020	2021	2020
Interest expense	$78.3	$139.0	$183.8	$253.4
Interest income	(1.9)	(4.2)	(10.1)	(11.6)
Interest expense, net	$76.4	$134.8	$173.7	$241.8

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

During the third quarter of 2021, the Company issued, exchanged and retired certain long-term debt, incurring debt refinancing charges of $32.3 million ($28.4 million after tax), which are included as a component of interest expense, net on the Consolidated Statement of Income.

During the third quarter of 2020, the Company retired certain long-term debt, and incurred debt refinancing charges of $83.1 million ($64.0 million after tax), which are included as a component of interest expense, net on the Consolidated Statement of Income.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill arises from the Company’s acquisitions and represents the excess purchase consideration transferred over the fair value of acquired net assets. The Company’s reporting units are its operating segments. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, the Company completes an interim goodwill assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.

During the second quarter of 2021, the Company completed its annual goodwill impairment assessment for each of its eleven reporting units using discounted cash flow analyses that incorporated assumptions, including future operating performance, long-term growth, and discount rates. The Company’s goodwill impairment assessments for 2021 indicated the estimated fair values of each of its reporting units exceeded the carrying amounts of the respective reporting units by significant margins. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the nine-month period ended September 30, 2021 were as follows:

		Global	Global
	Global	Institutional	Healthcare &
(millions)	Industrial	& Specialty	Life Sciences	Other	Total
December 31, 2020	$4,287.9	$564.1	$909.8	$245.1	$6,006.9
Current year business combinations (a)	-	11.0	108.2	-	119.2
Prior year business combinations (b)	(0.9)	-	-	-	(0.9)
Effect of foreign currency translation	2.4	(0.4)	(1.5)	(0.1)	0.4
September 30, 2021	$4,289.4	$574.7	$1,016.5	$245.0	$6,125.6

(a)	Represents goodwill associated with current year acquisitions.
(b)	Represents purchase accounting adjustments associated with the CID Lines acquisition.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. During the second quarter of 2021, the Company completed its annual impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions, including future sales projections, royalty rates and discount rates. The Company’s Nalco tradename impairment assessment for 2021 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technology primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the third quarter of 2021 and 2020 was $57.7 million and $58.9 million, respectively. Total amortization expense related to intangible assets during the first nine months of 2021 and 2020 was $174.4 and $162.1 million, respectively. Amortization expense related to intangible assets for the remaining three-month period of 2021 is expected to be approximately $53 million.

8. FAIR VALUE MEASUREMENTS

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, contingent consideration obligations, commercial paper, notes payable, foreign currency forward contracts, interest rate swap agreements, cross-currency swap derivative contracts and long-term debt.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	September 30, 2021
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$45.0	$-	$45.0	$-
Interest rate swap agreements	2.4	-	2.4	-

Liabilities
Foreign currency forward contracts	31.6	-	31.6	-
Interest rate swap agreements	3.9		3.9
Cross-currency swap derivative contract	2.0	-	2.0	-

	December 31, 2020
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$15.5	$-	$15.5	$-

Liabilities
Foreign currency forward contracts	69.9	-	69.9	-

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and is classified within Level 2. The carrying value of interest rate swap agreements are at fair value, which are determined based on current forward interest rates as of the balance sheet date and are classified within Level 2. The cross-currency swap derivative contract is used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Euro. The carrying value of the cross-currency swap derivative contract is at fair value, which is determined based on the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs as of the balance sheet date and is classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives within Note 9.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$5,934.5	$6,623.3	$6,671.1	$7,704.4

9. DERIVATIVES AND HEDGING TRANSACTIONS

The Company uses foreign currency forward contracts, cross-currency swap derivative contracts, interest rate swap contracts and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in foreign operations. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities in the Consolidated Balance Sheets at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

	Derivative Assets		Derivative Liabilities
	September 30	December 31	September 30	December 31
(millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments
Foreign currency forward contracts	$17.1	$8.1	$24.1	$54.3
Interest rate swap agreements	2.4	-	3.9	-
Cross-currency swap derivative contract	-	-	2.0	-

Derivatives not designated as hedging instruments
Foreign currency forward contracts	27.9	7.4	7.5	15.6
Gross value of derivatives	47.4	15.5	37.5	69.9

Gross amounts offset in the Consolidated Balance Sheets	(18.6)	(12.3)	(18.6)	(12.3)
Net value of derivatives	$28.8	$3.2	$18.9	$57.6

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	September 30	December 31
(millions)	2021	2020

Foreign currency forward contracts	$ 3,819	$ 3,702
Interest rate swap agreements	750	-
Cross-currency swap derivative contract	354	-

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

In September 2021, the Company entered into an interest rate swap agreement that converted $250 million of its 4.80% debt from a fixed interest rate to a floating interest rate. The interest rate swap is designated as a fair value hedge

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	Third Quarter Ended		Third Quarter Ended
Line item in which the hedged item is included	September 30		September 30
(millions)	2021	2020	2021	2020
Long-term debt	$745.9	$-	$5.2	$-

Net Investment Hedges

The Company designates its outstanding €1,150 million ($1,353 million at the end of the third quarter of 2021) senior notes (“Euronotes”) and related accrued interest as hedges of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

In July 2021, the Company entered into a cross-currency swap derivative contract with a notional amount of €300 million maturing in 2030. The cross-currency swap derivative contract is designated as a net investment hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The cross-currency swap derivative contract exchanges fixed-rate payments in one currency for fixed-rate payments in another currency. As of September 30, 2021, the Company had a €300 million ($354 million) cross-currency swap derivative contract outstanding as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contract, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2021	2020	2021	2020
Revaluation gain (loss), net of tax:
Euronotes	$36.7	($83.4)	$10.3	($87.4)
Cross-currency swap derivative contract	(1.5)	-	(1.5)	-
Total revaluation gain (loss), net of tax	$35.2	($83.4)	$8.8	($87.4)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	Third Quarter Ended
	September 30
	2021			2020
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	($4.6)	$42.1	$-	$3.1	($101.5)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	5.1	-	-	(4.9)
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.6)	-	-	(0.2)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income (a)	-	22.8	-	-	(30.2)	11.3
Total gain (loss) of all derivative instruments	($4.6)	$64.9	$4.5	$3.1	($131.7)	$6.2

	Nine Months Ended
	September 30
	2021			2020
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	($9.2)	$4.7	$-	$9.1	($108.8)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	16.4	-	-	8.6
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(1.8)	-	-	(0.7)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income (a)	-	28.6	-	-	(12.3)	11.3
Total gain (loss) of all derivative instruments	($9.2)	$33.3	$14.6	$9.1	($121.1)	$19.2

(a)	Gain (loss) on derivatives not designated as hedging instruments recognized in income recorded in SG&A includes discontinued operations of ($2.5) in the first nine months of 2020.

Subsequent Event

In October 2021, the Company entered into an interest rate swap agreement that converted $250 million of its 2.70% debt from a fixed interest rate to a floating interest rate. The interest rate swap is designated as a fair value hedge.

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

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2021	2020	2021	2020
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative & hedging instruments
Amount recognized in AOCI	$61.2	($126.2)	$30.3	($108.3)
Loss (gain) reclassified from AOCI into income
COS	4.6	(3.1)	9.2	(9.1)
SG&A	(42.1)	101.5	(4.7)	108.8
Interest (income) expense, net	(4.5)	5.1	(14.6)	(7.9)
	(42.0)	103.5	(10.1)	91.8
Other activity	0.5	(0.2)	(0.2)	(0.2)
Tax impact	(4.4)	3.8	(3.3)	2.6
Net of tax	$15.3	($19.1)	$16.7	($14.1)

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net actuarial gain	$-	$-	$145.0	$-
Amount reclassified from AOCI into income
Settlement charge	7.0	-	26.6	-
Amortization of net actuarial loss and prior period service credits, net	16.3	15.0	59.8	44.3
	23.3	15.0	231.4	44.3
Other activity	15.6	(29.8)	(2.8)	(21.5)
Tax impact	(5.5)	(3.7)	(55.9)	(10.8)
Net of tax	$33.4	($18.5)	$172.7	$12.0

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	($31.9)	$78.2	($7.7)	$69.4

Pension and postretirement benefits amortization of net actuarial losses
and prior service credits and settlement charges reclassified from AOCI into income, net of tax	33.4	(18.5)	62.8	12.0

11. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20,000,000 shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of September 30, 2021, 5,978,499 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the nine months of 2021, the Company reacquired 367,141 shares of its common stock, of which 261,447 related to share repurchases through open market and 105,694 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During all of 2020, the Company reacquired 761,245 shares of its common stock, of which 565,064 related to share repurchases through open market or private purchases and 196,181 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

Separation of ChampionX

On June 3, 2020, the Company effected the split-off of ChampionX through the Exchange Offer and all shares of ChampionX common stock owned by Ecolab were exchanged for outstanding shares of Ecolab common stock. In the Exchange Offer, which was oversubscribed, the Company accepted 4,955,552 shares of Ecolab common stock in exchange for approximately 122,200,000 shares of ChampionX common stock.

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

The computations of the basic and diluted EPS amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2021	2020	2021	2020

Net income from continuing operations attributable to Ecolab	$324.5	$246.2	$828.9	$667.1
Net loss from discontinued operations	-	-	-	(2,172.5)
Net income (loss) attributable to Ecolab	$324.5	$246.2	$828.9	($1,505.4)

Weighted-average common shares outstanding
Basic	286.4	285.4	286.1	287.5
Effect of dilutive stock options and units	2.8	3.0	2.9	3.3
Diluted	289.2	288.4	289.0	290.8

Earnings (loss) attributable to Ecolab per common share
Basic EPS
Continuing operations	$ 1.13	$ 0.86	$ 2.90	$ 2.32
Discontinued operations	$ -	$ -	$ -	($ 7.56)
Earnings (loss) attributable to Ecolab	$ 1.13	$ 0.86	$ 2.90	($ 5.24)
Diluted EPS
Continuing operations	$ 1.12	$ 0.85	$ 2.87	$ 2.29
Discontinued operations	$ -	$ -	$ -	($ 7.47)
Earnings (loss) attributable to Ecolab	$ 1.12	$ 0.85	$ 2.87	($ 5.18)

Anti-dilutive securities excluded from the computation of diluted EPS	1.0	1.0	1.0	1.0

Amounts do not necessarily sum due to rounding.

13. INCOME TAXES

The Company’s tax rate was 18.3% and 14.5% for the third quarter of 2021 and 2020, respectively, and 21.2% and 13.2% for the first nine months of 2021 and 2020, respectively. The change in the Company’s tax rate for the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax benefits related to discrete tax items of $6.3 million in the third quarter and $17.5 million in the first nine months of 2021. This included a tax benefit of $4.0 million in the third quarter and a net tax expense of $5.5 million in the first nine months of 2021 related to prior year returns, and a deferred tax benefit of $0.4 million and deferred tax expense of $23.8 million associated with transferring certain intangible property between affiliates in the third quarter and first nine months of 2021, respectively. Share-based compensation excess tax benefit was $9.9 million and $20.7 million in the third quarter and first nine months of 2021, respectively. The amount of this tax benefit is subject to variation in stock price and award exercises. The remaining discrete tax expense of $8.0 million and $8.9 million during the third quarter and first nine months of 2021, respectively, was primarily due to changes in tax law, reserves for uncertain tax positions, audit settlements, and other changes in estimates.

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

14. PENSION AND POSTRETIREMENT PLANS

The Company has a non-contributory, qualified defined benefit pension plan covering the majority of its U.S. employees. The Company also has U.S. non-contributory non-qualified defined benefit plans, which provide benefits in excess of limits permitted under its U.S. pension plans. Various international subsidiaries also have defined benefit pension plans. The Company provides postretirement health care benefits to certain U.S. employees and retirees. Effective January 1, 2021, the Company modified its U.S. qualified defined benefit pension plan to harmonize benefits across all plan participants, resulting in a reduction of service cost in 2021.

The components of net periodic pension and postretirement health care benefit expense for the third quarter ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2021	2020	2021	2020	2021	2020
Service cost	$11.2	$16.5	$7.9	$7.9	$0.2	$0.3
Interest cost on benefit obligation	13.3	17.7	4.4	5.5	0.7	0.8
Expected return on plan assets	(38.0)	(38.2)	(16.6)	(15.7)	(0.1)	(0.1)
Recognition of net actuarial loss (gain)	12.1	13.0	5.8	6.6	0.2	(0.1)
Amortization of prior service benefit	(1.7)	(1.6)	(0.1)	(0.1)	-	(2.9)
Curtailments and settlements (b)	7.0	-	-	-	-	-
Total expense (benefit)	$3.9	$7.4	$1.4	$4.2	$1.0	($2.0)

The components of net periodic pension and postretirement health care benefit expense for the nine months ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2021	2020	2021	2020	2021	2020
Service cost (a)	$32.8	$51.9	$24.0	$23.2	$0.6	$0.9
Interest cost on benefit obligation	38.3	52.7	13.1	16.1	2.1	2.9
Expected return on plan assets	(115.2)	(114.6)	(51.9)	(46.7)	(0.3)	(0.3)
Recognition of net actuarial (gain) loss	44.5	39.0	20.3	19.2	0.6	-
Amortization of prior service benefit	(5.1)	(5.4)	(0.5)	(0.1)	-	(8.4)
Curtailments and settlements (b)	26.6	-	-	-	-	-
Total expense (benefit)	$21.9	$23.6	$5.0	$11.7	$3.0	($4.9)

(a)	Service cost includes discontinued operations of $2.5 in the first six months of 2020.
(b)	Settlement expense was recognized as special charges in the third quarter and first nine months of 2021.

Service cost is included as employee compensation cost within either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while all other components of net periodic pension and postretirement health care benefit expense are included in other (income) expense on the Consolidated Statements of Income.

As of September 30, 2021, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first nine months of 2021, the Company made contributions of $10 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $5 million to such plans during the remainder of 2021.

During the first nine months of 2021, the Company made contributions of $33 million to its international pension plans and estimates it will contribute an additional $10 million to such plans during the remainder of 2021.

During the first nine months of 2021, the Company made contributions of $8 million to its U.S. postretirement health care plans and estimates it will contribute an additional $3 million to such plans during the remainder of 2021.

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

The Company’s operating lease revenue was as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2021	2020	2021	2020
Operating lease revenue*	$103.3	$84.9	$306.4	$258.2

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

Net sales at public exchange rates by reportable segment are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2021	2020	2021	2020
Global Industrial
Product and sold equipment	$1,386.0	$1,264.3	$3,941.0	$3,725.8
Service and lease equipment	217.1	205.0	637.6	600.9
Global Institutional & Specialty
Product and sold equipment	889.9	758.7	2,397.7	2,248.7
Service and lease equipment	180.7	139.7	506.3	429.9
Global Healthcare & Life Sciences
Product and sold equipment	259.4	292.3	795.4	788.1
Service and lease equipment	27.5	30.0	86.0	78.3
Other
Product and sold equipment	82.7	64.5	224.0	196.0
Service and lease equipment	241.5	217.2	676.4	598.0
Corporate
Product and sold equipment	35.8	46.6	103.5	58.9
Service and lease equipment	0.2	0.3	0.6	0.3
Total
Total product and sold equipment	$2,653.8	$2,426.4	$7,461.6	$7,017.5
Total service and lease equipment	$667.0	$592.2	$1,906.9	$1,707.4

Net sales at public exchange rates by geographic region for the third quarter ended September 30 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020

North America	$716.8	$683.5	$776.4	$654.1	$112.6	$113.2	$201.3	$175.7	$25.7	$34.8
Europe	353.3	325.0	166.3	127.1	154.1	170.7	70.6	59.3	0.8	2.4
Asia Pacific	199.8	180.4	48.4	47.6	14.8	27.8	17.1	14.3	1.5	1.4
Latin America	141.0	117.5	34.9	32.4	-	3.5	13.0	13.4	6.7	6.6
Greater China	102.9	85.1	32.6	26.7	1.8	1.7	19.5	16.7	0.7	0.4
India, Middle East and Africa	89.3	77.8	12.0	10.5	3.6	5.4	2.7	2.3	0.6	1.3
Total	$1,603.1	$1,469.3	$1,070.6	$898.4	$286.9	$322.3	$324.2	$281.7	$36.0	$46.9

Net sales at public exchange rates by geographic region for the nine months ended September 30 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
(millions)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020

North America	$2,046.0	$2,033.1	$2,133.6	$1,926.4	$320.0	$325.6	$549.8	$496.6	$73.4	$47.1
Europe	1,008.5	914.8	394.5	375.7	500.8	462.2	191.3	164.2	2.6	2.4
Asia Pacific	586.8	548.8	150.0	156.1	40.3	51.7	54.9	45.0	4.2	1.4
Latin America	400.5	362.5	97.3	103.0	1.1	6.3	37.7	35.7	19.4	6.6
Greater China	292.7	237.5	98.7	82.8	4.5	5.0	57.7	45.0	1.9	0.4
India, Middle East and Africa	244.1	230.0	29.9	34.6	14.7	15.6	9.0	7.5	2.6	1.3
Total	$4,578.6	$4,326.7	$2,904.0	$2,678.6	$881.4	$866.4	$900.4	$794.0	$104.1	$59.2

Net sales by geographic region were determined based on origin of sale. Revenues in the United States made up 52% and 52% of total during the nine months ended September 30, 2021 and 2020, respectively.

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

The Company’s allowance for doubtful accounts balance also includes an allowance for the expected return of products shipped and credits related to pricing or quantities shipped of $20.4 million and $15.3 million as of September 30, 2021 and 2020, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for doubtful accounts:

	Nine Months Ended
	September 30
(millions)	2021	2020

Beginning balance	$84.3	$55.5
Adoption of new standard	-	4.3
Bad debt expense	12.4	54.6
Write-offs	(23.7)	(25.0)
Other (a)	3.4	(1.2)
Ending balance (b)	$76.4	$88.2

(a)	Other amounts are primarily the effects of changes in currency translations and the impact of allowance for returns and credits.
(b)	The allowance for doubtful accounts balances in 2021 and 2020 reflect increased reserves, primarily due to the Institutional customer base as a result of the COVID-19 pandemic.

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

	September 30	September 30
(millions)	2021	2020

Contract liability as of beginning of the year	$80.4	$76.7

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(80.4)	(76.7)

Increases due to billings excluding amounts recognized as revenue during the period ended	86.7	84.0
Business combinations	-	0.6

Contract liability as of end of period	$86.7	$84.6

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

The impact of the preceding changes on previously reported full year 2020 reportable segment net sales and operating income is summarized as follows:

	December 31, 2020

	2020 Reported		Fixed	2020 Reported
	Valued at 2020		Currency	Valued at 2021
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$5,959.9	($3.7)	$92.0	$6,048.2
Global Institutional & Specialty	3,577.2	9.3	42.5	3,629.0
Global Healthcare & Life Sciences	1,189.1	3.7	48.3	1,241.1
Other	1,093.3	(9.3)	19.4	1,103.4
Corporate	102.4	-	(1.8)	100.6
Subtotal at fixed currency rates	11,921.9	-	200.4	12,122.3
Effect of foreign currency translation	(131.7)	-	(200.4)	(332.1)
Consolidated reported GAAP net sales	$11,790.2	$-	$-	$11,790.2

Operating Income
Global Industrial	$1,106.0	($0.2)	$17.3	$1,123.1
Global Institutional & Specialty	321.9	(0.3)	2.4	324.0
Global Healthcare & Life Sciences	207.6	0.7	10.0	218.3
Other	131.5	(0.2)	1.5	132.8
Corporate	(347.5)	-	(2.2)	(349.7)
Subtotal at fixed currency rates	1,419.5	-	29.0	1,448.5
Effect of foreign currency translation	(23.8)	-	(29.0)	(52.8)
Consolidated reported GAAP operating income	$1,395.7	$-	$-	$1,395.7

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2021	2020	2021	2020
Net Sales
Global Industrial	$1,620.4	$1,512.9	$4,609.7	$4,476.4
Global Institutional & Specialty	1,076.6	914.4	2,914.0	2,734.6
Global Healthcare & Life Sciences	290.2	335.1	887.4	913.3
Other	326.3	288.7	904.2	817.4
Corporate	35.9	47.2	104.1	59.5
Subtotal at fixed currency rates	3,349.4	3,098.3	9,419.4	9,001.2
Effect of foreign currency translation	(28.6)	(79.7)	(50.9)	(276.3)
Consolidated reported GAAP net sales	$3,320.8	$3,018.6	$9,368.5	$8,724.9

Operating Income
Global Industrial	$268.3	$302.3	$750.8	$799.7
Global Institutional & Specialty	196.5	83.7	398.2	229.4
Global Healthcare & Life Sciences	37.3	69.0	131.2	162.0
Other	59.2	45.8	143.4	88.4
Corporate	(90.0)	(74.2)	(204.4)	(257.4)
Subtotal at fixed currency rates	471.3	426.6	1,219.2	1,022.1
Effect of foreign currency translation	(5.5)	(15.2)	(8.3)	(42.5)
Consolidated reported GAAP operating income	$465.8	$411.4	$1,210.9	$979.6

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

			Application of guidance is optional until the options and expedients expire on December 31, 2022.	The Company has not elected any expedients and adoption of this standard is not expected to have a material impact on the Company's financial statements.

Standards that were adopted:
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	December 2019

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of September 30, 2021, and the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
October 29, 2021

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

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition and exclude the results of our divested businesses from the twelve months prior to divestiture. In addition, as part of the separation, we also entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

OVERVIEW OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2021

Sales Performance

When comparing third quarter 2021 against third quarter 2020, sales performance was as follows:

●	Reported net sales increased 10% to $3,321 million, fixed currency sales increased 8% and acquisition adjusted fixed currency sales increased 8%.
●	Fixed currency sales for our Global Industrial segment increased 7% to $1,620 million. Acquisition adjusted fixed currency sales increased 7%, as strong growth in Water and Paper, led by recovering market conditions and new business wins, along with a good gain in Food & Beverage and modest Downstream sales growth, yielded the increase.
●	Fixed currency sales for our Global Institutional & Specialty segment increased 18% to $1,077 million and acquisition adjusted fixed currency sales increased 17%. Strong growth in the Institutional operating segment reflected recovering markets in the U.S. and Europe, driven by new business wins including gains from Ecolab Science Certified programs, innovation and pricing. Specialty sales increased modestly as strong quick service sales more than offset lower food retail sales.
●	Fixed currency sales for our Global Healthcare & Life Sciences segment decreased 13% to $290 million. Acquisition adjusted fixed currency sales decreased 17% compared to a 29% increase last year when sales benefited from strong COVID-19 related demand. Underlying Healthcare sales are estimated to be growing at mid-single digit rates and Life Sciences’ sales are estimated to be growing at low double-digit rates, both driven by new business wins and increased hygiene awareness.
●	Fixed currency sales and acquisition adjusted fixed currency sales for Other increased 13% to $326 million led by strong growth in Pest Elimination as it benefited from new business wins and recovering markets.

Financial Performance

When comparing third quarter 2021 against third quarter 2020, our financial performance was as follows:

●	Reported operating income increased 13% to $466 million. Excluding the impact of special (gains) and charges from both 2021 and 2020 reported results, adjusted operating income increased 15% and our adjusted fixed currency operating income increased 13%.
●	Net income from continuing operations attributable to Ecolab increased 32% to $324 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2021 and 2020 reported results, our adjusted net income from continuing operations attributable to Ecolab increased 20%.
●	Reported diluted EPS from continuing operations of $1.12 increased 32%. Excluding the impact of special (gains) and charges and discrete tax items from both 2021 and 2020 reported results, adjusted diluted EPS from continuing operations increased 20% to $1.38 in the third quarter of 2021. In the third quarter of 2021, Hurricane Ida had an estimated negative impact on reported diluted EPS and adjusted diluted EPS of $0.03.
●	Our reported tax rate was 18.3% during the third quarter of 2021, compared to 14.5% during the third quarter of 2020. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2021 and 2020 results, our adjusted tax rate was 19.5% during the third quarter of 2021, compared to 20.0% during the third quarter of 2020.

RESULTS OF OPERATIONS

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2021	2020	Change	2021	2020	Change
Product and equipment sales	$2,653.8	$2,426.4		$7,461.6	$7,017.5
Service and lease sales	667.0	592.2		1,906.9	1,707.4
Reported GAAP net sales	$3,320.8	$3,018.6	10%	$9,368.5	$8,724.9	7%
Effect of foreign currency translation	28.6	79.7		50.9	276.3
Non-GAAP fixed currency sales	$3,349.4	$3,098.3	8%	$9,419.4	$9,001.2	5%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2021 sales change are shown below:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
(percent)	2021	2021
Volume	6%	2%
Price changes	3	2
Acquisition adjusted fixed currency sales change	8	4
Acquisitions and divestitures	0	1
Fixed currency sales change	8	5
Foreign currency translation	2	3
Reported GAAP net sales change	10%	7%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Third Quarter Ended				Nine Months Ended
	September 30				September 30
	2021		2020		2021		2020
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,625.1		$1,405.4		$4,452.9		$4,071.6
Service and lease cost of sales	391.6		364.2		1,119.8		1,053.9
Reported GAAP COS and gross margin	$2,016.7	39.3%	$1,769.6	41.4%	$5,572.7	40.5%	$5,125.5	41.3%
Special (gains) and charges	52.9		9.5		76.2		45.6
Non-GAAP adjusted COS and gross margin	$1,963.8	40.9%	$1,760.1	41.7%	$5,496.5	41.3%	$5,079.9	41.8%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 39.3% and 41.4% for the third quarter of 2021 and 2020, respectively. Our reported gross margin was 40.5% and 41.3% for the first nine months of 2021 and 2020, respectively. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table on page 39. Excluding the impact of special (gains) and charges within COS, third quarter 2021 adjusted gross margin was 40.9% and our adjusted gross margin for the first nine months of 2021 was 41.3%. These percentages compared against a third quarter 2020 adjusted gross margin of 41.7% and an adjusted gross margin of 41.8% for the first nine months of 2020.

Our adjusted gross margin decreased when comparing the third quarter of 2021 against the third quarter of 2020, and when comparing the first nine months of 2021 against the first nine months of 2020, primarily reflecting accelerating pricing and increased volume that was more than offset by significantly higher delivered product costs and the impact of Hurricane Ida.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 25.1% and 27.2% for the third quarter and first nine months of 2021, respectively, compared to 26.6% and 28.6% for the third quarter and first nine months of 2020, respectively. The SG&A ratio to sales in the third quarter and first nine months of 2021 decreased as volume leverage and cost savings more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2021	2020	2021	2020
Cost of sales
Restructuring activities	$2.2	$1.0	$24.1	$6.6
Acquisition and integration activities	-	1.5	-	4.1
COVID-19 activities, net	50.7	1.8	51.8	8.7
Other	-	5.2	0.3	26.2
Cost of sales subtotal	52.9	9.5	76.2	45.6

Special (gains) and charges
Restructuring activities	0.4	26.9	6.5	31.4
Acquisition and integration activities	0.8	2.7	3.3	5.5
Disposal and impairment activities	-	-	-	45.9
COVID-19 activities, net	1.5	(3.0)	16.2	7.2
Other	3.6	8.4	10.7	30.3
Special (gains) and charges subtotal	6.3	35.0	36.7	120.3

Operating income subtotal	59.2	44.5	112.9	165.9

Interest expense, net	32.3	83.1	32.3	83.8
Other (income) expense	7.0	-	26.6	-

Total special (gains) and charges	$98.5	$127.6	$171.8	$249.7

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

In the third quarter and first nine months of 2021, we have recorded total restructuring charges of $1.4 million ($1.4 million after tax) or less than $0.01 per diluted share and $9.5 million ($7.5 million after tax) or $0.03 per diluted share, respectively, primarily related to costs to support the transition to the new sales and services structure and the disposal of equipment. We have recorded $44.7 million ($33.9 million after tax), or $0.12 per diluted share of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $8.0 million as of September 30, 2021. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The Institutional Plan has delivered $29 million of cumulative cost savings with estimated annual cost savings of $50 million in continuing operations by 2024.

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

We recorded restructuring charges of $1.5 million ($1.2 million after tax), or less than $0.01 per diluted share and $2.9 million ($2.8 million after tax), or $0.01 per diluted share in the third quarter and first nine months of 2021, respectively. The liability related to the Plan was $40.6 million as of the end of the third quarter of 2021. We have recorded $242.1 million ($186.6 million after tax), or $0.65 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities.

The Plan has delivered $275 million of cumulative cost savings with estimated annual cost savings of $315 million in continuing operations by 2022.

Other Restructuring Activities

During the third quarter and first nine months of 2021, we incurred restructuring charges (gains) of ($0.3) million ($0.5 million after tax), or less than $0.01 per diluted share and $18.2 million ($16.9 million after tax), or $0.06 per diluted share, respectively, related to other immaterial restructuring activity. The charges primarily related to severance and asset write-offs. During the third quarter and first nine months of 2021 and 2020, net restructuring charges related to all other prior year plans were minimal.

The restructuring liability balance for all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $4.6 million and $5.9 million as of September 30, 2021 and December 31, 2020, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during the 2021 related to all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $10.5 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include $0.8 million (0.8 million after tax) or less than $0.01 per diluted share and $3.3 million ($2.9 million after tax) or $0.01 per diluted share in the third quarter and first nine months of 2021, respectively. Charges are related to Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), and Bioquell PLC (“Bioquell”) acquisitions and consist of integration costs, advisory and legal fees.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include $2.7 million ($2.3 million after tax) or less than $0.01 per diluted share, and $5.5 million ($4.3 million after tax) or $0.01 per diluted share, in the third quarter and first nine months of 2020, respectively. Charges are related to CID Lines, Bioquell and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees, and hedge activity. Acquisition and integration costs reported in product and equipment cost of sales of $1.5 million ($1.3 million after tax) or less than $0.01 per diluted share, and $4.1 million ($3.2 million after tax) or $0.01 per diluted share in the third quarter and first nine months of 2020, respectively, on the Consolidated Statements of Income relate to the recognition of fair value step-up in the CID Lines inventory, severance and the closure of a facility. We also incurred $0.7 million ($0.6 million after tax) or less than $0.01 per diluted share, of interest expense in the first nine months of 2020, none of which was incurred during the third quarter.

Disposal and impairment charges

Disposal and impairment charges reported in special (gains) and charges on the Consolidated Statements of Income include $45.9 million ($45.0 million after tax) or $0.15 per diluted share in the first nine months of 2020. During the second quarter of 2020, we recorded a $28.6 million ($28.6 million after tax) or $0.10 per diluted share impairment for a minority equity method investment due to the COVID-19 impact on the economic environment and the liquidity of the minority equity method investment. In addition, we recorded charges of $17.3 million ($16.3 million after tax) or $0.06 per diluted share related to the disposal of Holchem Group Limited (“Holchem”) for the loss on sale and related transaction fees. Further information related to our disposal is included in Note 3.

COVID-19 activities

Customer demand for sanitizer products surged at the outset of COVID-19. We worked hard to meet the rapidly increasing demand and sold the vast majority of the sanitizer inventory. However, COVID-19 variant-related delays of customer reopenings and consumer activity resulted in a small portion of excess sanitizer inventory. We have recorded inventory reserves of $50 million in the third quarter of 2021 for excess sanitizer inventory and estimated disposal costs.

During the third quarter and first nine months of 2021, we recorded charges of $2.6 million and $12.6 million, respectively, to protect the wages of certain employees directly impacted by the COVID-19 pandemic. We also recorded charges of $3.1 million and $11.5 million, respectively, during the third quarter and first nine months of 2021 related to COVID-19 testing and related expenses. In addition, we received subsidies and government assistance, which were recorded as a special (gain) of ($3.5) million and ($6.1) million during the third quarter and first nine months of 2021, respectively. COVID-19 pandemic charges are recorded in product and equipment sales, service and lease sales, and special (gains) and charges on the Consolidated Statements of Income. Total after tax net charges related to COVID-19 pandemic were $40.6 million or $0.14 per diluted share and $51.9 million or $0.18 per diluted share during the third quarter and first nine months of 2021, respectively.

During the third quarter and first nine months of 2020, we recorded charges of $4.1 million and $30.6 million, respectively, to protect wages of certain employees directly impacted by the COVID-19 pandemic. In addition, we received subsidies and government assistance, which was recorded as a special (gain) of $(5.3) million and ($14.7) million during the third quarter and first nine months of 2020, respectively. During the first nine months of 2020, COVID-19 pandemic charges of $1.2 million were recorded in product and equipment sales on the Consolidated Statements of Income, $7.5 million in service and lease sales on the Consolidated Statements of Income and $7.2 million in special (gains) and charges on the Consolidated Statements of Income. After tax-charges (gains) related to COVID-19 pandemic were ($0.9) million or less than $0.01 per diluted share and $12.3 million or $0.04 per diluted share during the third quarter and first nine months of 2020, respectively.

Other operating activities

During the third quarter and first nine months of 2020, we recorded special charges of $5.2 million ($3.5 million after tax) or $0.01 per diluted share and $26.2 million ($17.8 million after tax) or $0.06 per diluted share, respectively, recorded in product and equipment cost of sales on the Consolidated Statements of Income primarily related to a Healthcare product recall in Europe. Other special charges recorded in the first nine months of 2021 in product and equipment cost of sales were $0.3 million ($0.2 million after tax) or less than $0.01 per diluted share.

Other special charges of $3.6 million ($2.7 million after tax) or $0.01 per diluted share and $10.7 million ($8.3 million after tax) or $0.03 per diluted share recorded in the third quarter and first nine months of 2021, respectively, relate primarily to legal reserve and certain legal charges which are recorded in special (gains) and charges on the Consolidated Statements of Income.

Other special charges of $8.4 million ($7.2 million after tax) or $0.02 per diluted share and $30.3 million ($23.7 million after tax) or $0.08 per diluted share recorded in the third quarter and first nine months of 2020, respectively, relate primarily to legal reserve and certain legal charges which are recorded in special (gains) and charges on the Consolidated Statements of Income.

Interest expense

During the third quarter of 2021, we recorded special charges of $32.3 million ($28.4 million after tax) or $0.10 per diluted share in interest expense on the Consolidated Statement of Income primarily related to debt refinancing charges.

During the third quarter of 2020, we recorded special charges of $83.1 million ($64.0 million after tax) or $0.22 per diluted share in interest expense on the Consolidated Statement of Income primarily related to debt refinancing charges.

Other (income) expense

During the third quarter and first nine months of 2021, we incurred settlement expense recorded in other (income) expense on the Consolidated Statements of Income of $7.0 million ($5.3 million after tax), or $0.02 per diluted share and $26.6 million ($20.2 million after tax), or $0.07 per diluted share, respectively, related to U.S. pension plan lump-sum payments to retirees.

Operating Income and Operating Income Margin

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2021	2020	Change	2021	2020	Change
Reported GAAP operating income	$465.8	$411.4	13%	$1,210.9	$979.6	24%
Special (gains) and charges	59.2	44.5		112.9	165.9
Non-GAAP adjusted operating income	525.0	455.9	15%	1,323.8	1,145.5	16%
Effect of foreign currency translation	5.5	15.2		8.3	42.5
Non-GAAP adjusted fixed currency operating income	$530.5	$471.1	13%	$1,332.1	$1,188.0	12%

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(percent)	2021	2020		2021	2020
Reported GAAP operating income margin	14.0%	13.6%		12.9%	11.2%
Non-GAAP adjusted operating income margin	15.8%	15.1%		14.1%	13.1%
Non-GAAP adjusted fixed currency operating income margin	15.8%	15.2%		14.1%	13.2%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 13% and 24% in the third quarter and first nine months of 2021, respectively, versus the comparable periods of 2020. Our reported operating income for 2021 and 2020 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2021 and 2020 reported results, our adjusted operating income increased 15% and 16% in the third quarter and first nine months of 2021, respectively.

As shown in the previous table, foreign currency had a 2 percentage points and 4 percentage points impact on adjusted operating income growth for the third quarter and first nine months of 2021, respectively. Foreign currency had a 0 percentage points and 1 percentage points impact on adjusted operating income growth for the third quarter and first nine months of 2020, respectively.

Other (income) expense

	Third Quarter Ended			Nine Months Ended
	September 30			September 30

(millions)	2021	2020	Change	2021	2020	Change
Reported GAAP other (income) expense	($13.0)	($15.1)	(14)%	($27.5)	($45.6)	(40)%
Special (gains) and charges	7.0	-		26.6	-
Non-GAAP adjusted other (income) expense	($20.0)	($15.1)	32%	($54.1)	($45.6)	19%

Other income was $13.0 million and $15.1 million in the third quarter of 2021 and 2020, respectively. Other income was $27.5 million and $45.6 million in the first nine months of 2021 and 2020, respectively. The decrease in Other income was driven by $7.0 million and $26.6 million settlement expenses related to U.S. pension plan lump-sum payments to retirees in the third quarter and first nine months of 2021, respectively.

Interest Expense, Net

	Third Quarter Ended			Nine Months Ended
	September 30			September 30

(millions)	2021	2020	Change	2021	2020	Change
Reported GAAP interest expense, net	$76.4	$134.8	(43)%	$173.7	$241.8	(28)%
Special (gains) and charges	32.3	83.1		32.3	83.8
Non-GAAP adjusted interest expense, net	$44.1	$51.7	(15)%	$141.4	$158.0	(11)%

Reported net interest expense was $76.4 million and $134.8 million in the third quarter of 2021 and 2020, respectively. Reported net interest expense was $173.7 million and $241.8 million in the first nine months of 2021 and 2020, respectively. In the third quarter of 2021 and 2020, we incurred $32.3 million and $83.1 million, respectively, of expense associated with debt refinancing. Adjusted for debt refinancing costs, the decrease in interest expense when comparing 2021 against 2020 was driven primarily by a reduction in average debt levels and average interest rates.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2021	2020	2021	2020
Reported GAAP tax rate	18.3%	14.5%	21.2%	13.2%
Tax rate impact of:
Special (gains) and charges	-	2.6	(0.3)	1.6
Discrete tax items	1.2	2.9	(1.4)	5.5
Non-GAAP adjusted tax rate	19.5%	20.0%	19.5%	20.3%

Our reported tax rate was 18.3% and 14.5% for the third quarter of 2021 and 2020, respectively, and 21.2% and 13.2% for the first nine months of 2021 and 2020, respectively. The change in our tax rate for the third quarter and first nine months of 2021 versus the comparable period of 2020 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax benefits related to discrete tax items of $6.3 million in the third quarter and net tax expense of $17.5 million in the first nine months of 2021, respectively. This included a tax benefit of $4.0 million in the third quarter and a net tax expense of $5.5 million in the first nine months of 2021 related to prior year returns, and a deferred tax benefit of $0.4 million and deferred tax expense of $23.8 million associated with transferring certain intangible property between affiliates in the third quarter and first nine months of 2021, respectively. Share-based compensation excess tax benefit was $9.9 million and $20.7 million in the third quarter and first nine months of 2021, respectively. The amount of this tax benefit is subject to variation in stock price and award exercises. The remaining discrete tax expense of $8.0 million and $8.9 million during the third quarter and first nine months of 2021, respectively, was primarily due to changes in tax law, reserves for uncertain tax positions, audit settlements, and other changes in estimates.

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

The decrease in the third quarter and first nine months of 2021 adjusted tax rate compared to 2020 was primarily due to the geographic mix of income and tax planning.

Net Income from Continuing Operations Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2021	2020	Change	2021	2020	Change
Reported GAAP net income from continuing operations attributable to Ecolab	$324.5	$246.2	32%	$828.9	$667.1	24%
Adjustments:
Special (gains) and charges, after tax	80.8	98.5		139.1	200.3
Discrete tax net expense (benefit)	(6.3)	(12.4)		17.5	(56.8)
Non-GAAP adjusted net income from continuing operations attributable to Ecolab	$399.0	$332.3	20%	$985.5	$810.6	22%

Diluted EPS from Continuing Operations

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(dollars)	2021	2020	Change	2021	2020	Change
Reported GAAP diluted EPS from continuing operations	$1.12	$ 0.85	32%	$2.87	$ 2.29	25%
Adjustments:
Special (gains) and charges, after tax	0.28	0.34		0.48	0.69
Discrete tax net expense (benefit)	(0.02)	(0.04)		0.06	(0.20)
Non-GAAP adjusted diluted EPS from continuing operations	$1.38	$ 1.15	20%	$3.41	$ 2.79	22%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had a favorable impact of approximately $0.03 and $0.11 per share on diluted EPS for the third quarter and first nine months of 2021, respectively, when compared to the comparable periods of 2020.

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

Fixed currency net sales and operating income for the third quarter and first nine months of 2021 and 2020 for our reportable segments are shown in the following tables.

Net Sales	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2021	2020	Change	2021	2020	Change
Global Industrial	$1,620.4	$1,512.9	7%	$4,609.7	$4,476.4	3%
Global Institutional & Specialty	1,076.6	914.4	18	2,914.0	2,734.6	7
Global Healthcare & Life Sciences	290.2	335.1	(13)	887.4	913.3	(3)
Other	326.3	288.7	13	904.2	817.4	11
Corporate	35.9	47.2	(24)	104.1	59.5	75
Subtotal at fixed currency	3,349.4	3,098.3	8	9,419.4	9,001.2	5
Effect of foreign currency translation	(28.6)	(79.7)		(50.9)	(276.3)
Consolidated reported GAAP net sales	$3,320.8	$3,018.6	10%	$9,368.5	$8,724.9	7%

Operating Income	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2021	2020	Change	2021	2020	Change
Global Industrial	$268.3	$302.3	(11)%	$750.8	$799.7	(6)%
Global Institutional & Specialty	196.5	83.7	135	398.2	229.4	74
Global Healthcare & Life Sciences	37.3	69.0	(46)	131.2	162.0	(19)
Other	59.2	45.8	29	143.4	88.4	62
Corporate	(90.0)	(74.2)	21	(204.4)	(257.4)	(21)
Subtotal at fixed currency	471.3	426.6	10	1,219.2	1,022.1	19
Effect of foreign currency translation	(5.5)	(15.2)		(8.3)	(42.5)
Consolidated reported GAAP operating income	$465.8	$411.4	13%	$1,210.9	$979.6	24%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	Third Quarter Ended
	September 30
Net Sales	2021			2020
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,620.4	$-	$1,620.4	$1,512.9	$-	$1,512.9
Global Institutional & Specialty	1,076.6	(4.1)	1,072.5	914.4	-	914.4
Global Healthcare & Life Sciences	290.2	(11.7)	278.5	335.1	(0.3)	334.8
Other	326.3	-	326.3	288.7	-	288.7
Corporate	35.9	(35.9)	-	47.2	(47.2)	-
Subtotal at fixed currency	3,349.4	(51.7)	3,297.7	3,098.3	(47.5)	3,050.8
Effect of foreign currency translation	(28.6)			(79.7)
Total reported net sales	$3,320.8			$3,018.6

Operating Income	2021			2020
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$268.3	$-	$268.3	$302.3	$-	$302.3
Global Institutional & Specialty	196.5	0.2	196.7	83.7	-	83.7
Global Healthcare & Life Sciences	37.3	2.1	39.4	69.0	-	69.0
Other	59.2	-	59.2	45.8	-	45.8
Corporate	(30.8)	-	(30.8)	(29.7)	-	(29.7)
Non-GAAP adjusted fixed currency operating income	530.5	2.3	532.8	471.1	-	471.1
Special (gains) and charges	59.2			44.5
Subtotal at fixed currency	471.3			426.6
Effect of foreign currency translation	(5.5)			(15.2)
Total reported operating income	$465.8			$411.4

	Nine Months Ended
	September 30
Net Sales	2021			2020
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$4,609.7	(59.4)	$4,550.3	$4,476.4	(36.9)	$4,439.5
Global Institutional & Specialty	2,914.0	(10.2)	2,903.8	2,734.6	-	2,734.6
Global Healthcare & Life Sciences	887.4	(20.8)	866.6	913.3	(0.9)	912.4
Other	904.2	-	904.2	817.4	-	817.4
Corporate	104.1	(104.1)	-	59.5	(59.5)	-
Subtotal at fixed currency	9,419.4	(194.5)	9,224.9	9,001.2	(97.3)	8,903.9
Effect of foreign currency translation	(50.9)			(276.3)
Total reported net sales	$9,368.5			$8,724.9

Operating Income	2021			2020
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$750.8	(2.5)	$748.3	$799.7	(2.5)	$797.2
Global Institutional & Specialty	398.2	1.8	400.0	229.4	-	229.4
Global Healthcare & Life Sciences	131.2	2.3	133.5	162.0	(0.1)	161.9
Other	143.4	-	143.4	88.4	-	88.4
Corporate	(91.5)	-	(91.5)	(91.5)	-	(91.5)
Non-GAAP adjusted fixed currency operating income	1,332.1	1.6	1,333.7	1,188.0	(2.6)	1,185.4
Special (gains) and charges	112.9			165.9
Subtotal at fixed currency	1,219.2			1,022.1
Effect of foreign currency translation	(8.3)			(42.5)
Total reported operating income	$1,210.9			$979.6

Unless otherwise noted, the following segment performance commentary compares the third quarter and first nine months of 2021 against the third quarter and first nine months of 2020.

Global Industrial

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Sales at fixed currency (millions)	$1,620.4	$1,512.9	$4,609.7	$4,476.4
Sales at public currency (millions)	1,603.1	1,469.3	4,578.6	4,326.7

Volume	4%		1%
Price changes	3%		2%
Acquisition adjusted fixed currency sales change	7%		2%
Acquisitions and divestitures	-%		1%
Fixed currency sales change	7%		3%
Foreign currency translation	2%		3%
Public currency sales change	9%		6%

Operating income at fixed currency (millions)	$268.3	$302.3	$750.8	$799.7
Operating income at public currency (millions)	264.2	293.0	743.8	770.3

Fixed currency operating income change	(11)%		(6)%
Fixed currency operating income margin	16.6%	20.0%	16.3%	17.9%
Acquisition adjusted fixed currency operating income change	(11)%		(6)%
Acquisition adjusted fixed currency operating income margin	16.6%	20.0%	16.4%	18.0%
Public currency operating income change	(10)%		(3)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in the third quarter and first nine months of 2021, as strong growth in Water and Paper, led by recovering market conditions and new business wins, along with a good gain in Food & Beverage and modest Downstream sales growth, yielded the increase.

At an operating segment level, Water fixed currency sales increased 8% and 5% in the third quarter and first nine months of 2021, respectively, as strong new business wins and accelerating pricing leveraged recovering markets. Light industry water treatment sales had solid growth, led by good gains in food & beverage, light manufacturing and data centers. Heavy industry sales recorded a very strong increase driven by primary metals. Mining also showed strong growth benefiting from our strategic shift toward precious metals and fertilizers and away from coal. Food & Beverage fixed currency sales increased 5% and 3% (1% acquisition adjusted) in the third quarter and first nine months of 2021, respectively, primarily reflecting accelerating pricing, recovering markets and new business wins. Globally we realized strong growth in beverage, brewing and dairy plant, and modest growth in food, protein and animal health. Downstream fixed currency sales increased 2% and decreased 7% in the third quarter and first nine months of 2021, respectively, benefiting from pricing, increased refinery operating rates and new business wins. Paper fixed currency sales increased 17% and 10% in the third quarter and first nine months of 2021, respectively, driven by strong new business wins and improved market growth.

Operating Income

Fixed currency operating income and fixed currency operating income margins decreased for Global Industrial in the third quarter and first nine months of 2021.

Acquisition adjusted fixed currency operating income margins decreased 3.4 percentage points during the third quarter of 2021, as the 2.4 percentage point positive impact from higher volume and accelerating pricing was more than offset by a 5.3 percentage point negative impact of significantly higher delivered product costs, the impact from Hurricane Ida, and unfavorable mix. Acquisition adjusted fixed currency operating income margins decreased 1.6 percentage points during the first nine months of 2021, as the 1.3 percentage point positive impact from accelerating pricing was more than offset by the 2.6 percentage point negative impact of higher delivered product costs and the impact of the Texas freeze and Hurricane Ida.

Global Institutional & Specialty

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Sales at fixed currency (millions)	$1,076.6	$914.4	$2,914.0	$2,734.6
Sales at public currency (millions)	1,070.6	898.4	2,904.0	2,678.6

Volume	15%		7%
Price changes	3%		2%
Acquisition adjusted fixed currency sales change	17%		6%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	18%		7%
Foreign currency translation	1%		2%
Public currency sales change	19%		8%

Operating income at fixed currency (millions)	$196.5	$83.7	$398.2	$229.4
Operating income at public currency (millions)	195.5	82.1	397.5	226.1

Fixed currency operating income change	135%		74%
Fixed currency operating income margin	18.3%	9.2%	13.7%	8.4%
Acquisition adjusted fixed currency operating income change	135%		74%
Acquisition adjusted fixed currency operating income margin	18.3%	9.2%	13.8%	8.4%
Public currency operating income change	138%		76%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional & Specialty increased in the third quarter and first nine months of 2021. Strong growth in the Institutional operating segment reflected recovering markets in the U.S. and Europe, new business wins including gains from the Ecolab Science Certified programs, innovation and pricing. Specialty sales increased modestly as strong quick service sales more than offset lower food retail sales.

At an operating segment level, Institutional fixed currency sales increased 24% and 12% (11% acquisition adjusted) in the third quarter and first nine months of 2021, respectively, driven by continued strong gains in North America and significantly improved European sales as new business wins, product innovation and higher pricing continued to successfully leverage the broadening market recovery. Specialty fixed currency sales increased 1% and decreased 5% in the third quarter and first nine months of 2021, respectively, as strong quickservice sales more than offset lower food retail sales. Quickservice sales showed a strong gain as new business wins more than offset easing sanitizer usage from last year’s peak levels. Food retail sales declined versus the strong sanitizer demand in 2020 and customer labor shortages that has resulted in reduced in-store services and associated product usage.

Operating Income

Fixed currency operating income and fixed currency operating income margins increased for our Global Institutional & Specialty segment in the third quarter and first nine months of 2021.

Acquisition adjusted fixed currency operating income margins increased 9.1 percentage points during the third quarter of 2021, as the 10.9 percentage point positive impacts from increased volume, accelerating pricing, and favorable mix more than offset the 1.5 percentage point negative impact of higher delivered product costs. Acquisition adjusted fixed currency operating income margins increased 5.4 percentage points during the first nine months of 2021 driven by accelerating pricing, higher volume, and lower bad debt.

Global Healthcare & Life Sciences

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Sales at fixed currency (millions)	$290.2	$335.1	$887.4	$913.3
Sales at public currency (millions)	286.9	322.3	881.4	866.4

Volume	(19)%		(6)%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	(17)%		(5)%
Acquisitions and divestitures	3%		2%
Fixed currency sales change	(13)%		(3)%
Foreign currency translation	3%		5%
Public currency sales change	(11)%		2%

Operating income at fixed currency (millions)	$37.3	$69.0	$131.2	$162.0
Operating income at public currency (millions)	36.9	66.0	130.5	151.5

Fixed currency operating income change	(46)%		(19)%
Fixed currency operating income margin	12.9%	20.6%	14.8%	17.7%
Acquisition adjusted fixed currency operating income change	(43)%		(18)%
Acquisition adjusted fixed currency operating income margin	14.1%	20.6%	15.4%	17.7%
Public currency operating income change	(44)%		(14)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for the Global Healthcare & Life Sciences decreased in the third quarter of 2021 compared to a 29% increase last year when sales benefited from strong COVID-19 related demand and decreased in the first nine months of 2021; however, underlying Healthcare sales are estimated to be growing at mid-single digit rates and Life Sciences’ sales are estimated to be growing at low double-digit rates, both driven by new business wins and increased hygiene awareness.

At an operating segment level, Healthcare fixed currency sales decreased 15% (19% acquisition adjusted) and 3% (6% acquisition adjusted) in the third quarter and first nine months of 2021, respectively, reflecting the comparison against strong 2020 COVID-19 related hand and surface disinfection sales that drove a sales increase of 29% and 17% in the third quarter and first nine months of 2020, respectively, as well as softer elective surgical procedure activity in 2021 due to the rise in COVID variants during the quarter. Life Sciences fixed currency sales decreased 10% and 5% in the third quarter and first nine months of 2021, respectively, reflecting comparison versus the very strong third quarter and nine months of 2020, when sales increased 47% and 42% respectively, driven by extraordinary COVID-19 demand last year.

Operating Income

Fixed currency operating income and fixed currency operating income margins for our Global Healthcare & Life Sciences segment decreased in the third quarter and first nine months of 2021.

Acquisition adjusted fixed currency operating income margins decreased 6.5 percentage points during the third quarter of 2021, primarily reflecting the comparison to the very strong sales volume last year when operating income grew 82%, partially offset by favorable pricing. Acquisition adjusted fixed currency operating income margins decreased 2.3 percentage points during the first nine months of 2021 primarily reflecting the comparison to the very strong sales volume last year when operating income grew 68%.

Other

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Sales at fixed currency (millions)	$326.3	$288.7	$904.2	$817.4
Sales at public currency (millions)	324.2	281.7	900.4	794.0

Volume	11%		9%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	13%		11%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	13%		11%
Foreign currency translation	2%		2%
Public currency sales change	15%		13%

Operating income at fixed currency (millions)	$59.2	$45.8	$143.4	$88.4
Operating income at public currency (millions)	59.0	44.6	143.0	86.8

Fixed currency operating income change	29%		62%
Fixed currency operating income margin	18.1%	15.9%	15.9%	10.8%
Acquisition adjusted fixed currency operating income change	29%		62%
Acquisition adjusted fixed currency operating income margin	18.1%	15.9%	15.9%	10.8%
Public currency operating income change	32%		65%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other increased in the third quarter and first nine months of 2021, led by strong growth in Pest Elimination as it benefited from new business wins and recovering markets.

At an operating segment level, Pest Elimination fixed currency sales increased 9% and 12% in the third quarter and first nine months of 2021, respectively, reflecting strong growth in food and beverage plants, restaurants and hospitality markets. Textile Care fixed currency sales increased 23% and 7% in the third quarter and first nine months of 2021, respectively. Colloidal Technologies Group fixed currency sales increased 24% and 13% in the third quarter and first nine months of 2021, respectively.

Operating Income

Fixed currency operating income and fixed currency operating income margins for Other increased in the third quarter and first nine months of 2021.

Acquisition adjusted fixed currency operating income margins increased 2.2 percentage points during the third quarter of 2021 driven by strong volume growth and favorable pricing, partially offset by higher delivered product costs. Acquisition adjusted fixed currency operating income margins increased 5.1 percentage points during the first nine months of 2021 driven by higher volume and accelerating pricing.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 44 include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction post-separation, as discussed in Note 4, intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 39.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $17.9 billion as of September 30, 2021 compared to total assets of $18.1 billion as of December 31, 2020.

Total liabilities were $11.0 billion as of September 30, 2021 compared to total liabilities of $11.9 billion as of December 31, 2020. Total debt was $6.0 billion as of September 30, 2021 and $6.7 billion as of December 31, 2020. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measures discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	September 30, 2021	December 31, 2020
(ratio)
Net debt to EBITDA	2.0	2.4

(millions)
Total debt	$5,950.5	$6,686.6
Cash	897.9	1,260.2
Net debt	$5,052.6	$5,426.4

Net income including noncontrolling interest	$1,143.6	$984.8
Provision for income taxes	299.1	176.6
Interest expense, net	222.1	290.2
Depreciation	604.3	594.3
Amortization	230.7	218.4
EBITDA	$2,499.8	$2,264.3

Cash Flows

Operating Activities

	Nine Months Ended
	September 30
(millions)	2021	2020	Change
Cash provided by operating activities	$1,421.0	$1,092.0	$329.0

We continue to generate cash flow from operations amidst the COVID-19 pandemic, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities increased $329 million in the first nine months of 2021 compared to the first nine months of 2020, driven primarily by $191 million in higher tax expense accruals combined with lower tax payments, approximately $100 million reduction in variable compensation, and an increase in net income from continuing operations, partially offset by $44 million of increased investment in working capital driven by increased sales volume, partially offset by improved collections and raw material price increases.

Investing Activities

	Nine Months Ended
	September 30
(millions)	2021	2020	Change
Cash used for investing activities	($638.5)	($795.9)	$157.4

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

Total cash paid for acquisitions, net of cash acquired along with net cash received from dispositions, during the first nine months of 2021 and 2020, was $210 million and $432 million, respectively. Our acquisitions and divestitures are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising equipment, manufacturing equipment and facilities. Total capital expenditures were $424 million and $362 million in the first nine months of 2021 and 2020, respectively.

Financing Activities

	Nine Months Ended
	September 30
(millions)	2021	2020	Change
Cash (used for) provided by financing activities	($1,159.3)	$30.3	($1,189.6)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We issued $300 million par value and received $294 million in proceeds of long-term debt and repaid $900 million of long-term debt in the first nine months of 2021. We issued $1,850 million par value and received $1,856 million in proceeds of long-term debt and repaid $1,570 million of long-term debt in the first nine months of 2020. The proceeds received from the debt issuances were used for repayment of outstanding debt, repayment of commercial paper and general corporate purposes. In addition, we issued $1 million and $166 million of commercial paper and notes payable in the first nine months of 2021 and 2020, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $78 million and $125 million of shares in the first nine months of 2021 and 2020, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

We paid dividends of $427 million and $422 million in in the first nine months of 2021 and 2020 respectively.

The impact on financing cash flows of commercial paper and notes payable issuances and long-term debt borrowings and repayments are shown in the following table:

	Nine Months Ended
	September 30
(millions)	2021	2020	Change
Net issuances of commercial paper and notes payable	$0.5	$165.5	($165.0)
Long-term debt borrowings	293.7	1,855.9	(1,562.2)
Long-term debt repayments	(1,017.9)	(1,570.0)	552.1

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

As of September 30, 2021, we had $898 million of cash and cash equivalents on hand, of which $272 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of September 30, 2021, we have a $2.0 billion multi-year credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the third quarter of 2021, we had no outstanding commercial paper under our U.S. or Euro programs. There were no borrowings under our credit facility as of September 30, 2021 or 2020. As of September 30, 2021, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

Our long-term debt issuance and repayment activity through the first nine months of 2021 and 2020 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2020 disclosed total notes payable and long-term debt due within one year of $17 million. As of September 30, 2021, the total notes payable and long-term debt due within one year was $19 million. There was no commercial paper outstanding as of September 30, 2021 or December 31, 2020.

Our gross liability for uncertain tax positions was $23 million as of September 30, 2021 and $21 million as of December 31, 2020. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Coronavirus disease 2019 (COVID-19)

In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization. The COVID-19 pandemic is continuing to affect major economic and financial markets and industries are facing the challenges with the economic conditions resulting from efforts to address the pandemic, including supply shortages, inflation and other challenges, such as those resulting from the introduction of vaccination mandates. While many government restrictions in the U.S. have eased through the third quarter, restrictions on activities continue in many other regions, particularly those where vaccination rates lag, continuing to impact consumer activity in those regions. Concerns remain that our markets could see a resurgence of cases triggering additional government mandated lockdowns or similar restrictions on activity, for example due to the emergence of a variant against which existing vaccines are not as effective or which may be more easily transmitted, particularly to those unvaccinated. These conditions have had and will continue to have a negative impact on market conditions and customer demand throughout the world.

We expect continued, if uneven, recovery in the U.S. and European markets, with the rest of the world following. We have also experienced continued substantial delivered product cost inflation. We expect fourth quarter earnings to grow double digits, though not as strongly as the third quarter.

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first nine months of 2021, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the third quarter of 2021 represented less than 1% of our consolidated assets.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 18 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

On October 28, 2021, we entered into an agreement to acquire Purolite Corporation for $3.7 billion, subject to certain adjustments. Purolite is a leading, fast growing global provider of high-end ion exchange resins for separation and purification solutions that are highly complementary to our current offering and critical to high quality, safe drug production and biopharma products purification in the life sciences industries. It also provides ultra-pure water solutions for critical industrial markets like microelectronics, nuclear power and food and beverage.

In October 2021, we entered into an interest rate swap agreement that converted $250 million of our 2.70% debt from a fixed interest rate to a floating interest rate. The interest rate swap is designated as a fair value hedge.

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

Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. In particular, the effects of the COVID-19 pandemic depend on numerous factors, including the severity of the disease, the duration of the outbreak, the distribution and efficacy of vaccines, the likelihood of a resurgence of the outbreak, including as result of emerging variants, actions that may be taken by governmental authorities intended to minimize the spread of the pandemic, including vaccination mandates, or to stimulate the economy, and other unintended consequences. Further, the ultimate results of any restructuring or efficiency initiative, integration and business improvement actions, including cost synergies, depend on a number of factors, including the development of final plans, the impact of local regulatory requirements regarding employee terminations, the time necessary to develop and implement the restructuring or efficiency initiative and other business improvement initiatives and the level of success achieved through such actions in improving competitiveness, efficiency and effectiveness. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.

Some of the factors which could cause results to differ materially from those expressed in any forward-looking statements are set forth under Item 1A of our most recent Form 10-K, as updated by Item 1A of this Form 10-Q, and our other public filings with the Securities and Exchange Commission (the "SEC"), and include the effects and duration of the COVID-19 pandemic, including the impact of vaccination mandates; the vitality of the markets we serve; the impact of economic factors such as the worldwide economy, capital flows, interest rates, foreign currency risk and reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar; our ability to execute key business initiatives, including restructurings and our Enterprise Resource Planning system upgrades; information technology infrastructure failures or breaches in data security; potential to incur significant tax liabilities or indemnification liabilities relating to the separation and split-off of our ChampionX business; our ability to attract, retain and develop high caliber management talent to lead our business and successfully execute organizational change; our ability to successfully compete with respect to value, innovation and customer support; exposure to global economic, political and legal risks related to our international operations; difficulty in procuring raw materials or fluctuations in raw material costs; pressure on operations from consolidation of customers or vendors; the costs and effects of complying with laws and regulations, including those relating to the environment, and to the manufacture, storage, distribution, sale and use of our products, as well as to the conduct of our business generally, including labor and employment and anti-corruption; restraints on pricing flexibility due to contractual obligations; our ability to acquire complementary businesses and to effectively integrate such businesses; changes in tax laws and unanticipated tax liabilities; potential loss of deferred tax assets; our indebtedness, and any failure to comply with covenants that apply to our indebtedness; public health outbreaks, epidemics or pandemics, such as the current outbreak of COVID-19; potential losses arising from the impairment of goodwill or other assets; potential chemical spill or release; the occurrence of litigation or claims, including class action lawsuits; the loss or insolvency of a major customer or distributor; repeated or prolonged government and/or business shutdowns or similar events; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4. Controls and Procedures

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1, 2021 through September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 54 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

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

Beginning in March 2020, the COVID-19 pandemic had a rapid and significant negative impact on the global economy, including a significant downturn in the foodservice, hospitality and travel industries. Measures taken to alleviate the pandemic (such as stay-at-home orders and other responsive measures) significantly impacted our restaurant and hospitality customers and negatively affected demand for our products and services in these segments, resulting in a material adverse effect on our business and results of operations. While many of these measures have eased in the U.S. through the third quarter driving increased consumer traffic and in-unit dining, restrictions on activities continue in many other regions, particularly those where vaccination rates lag, continuing to impact consumer activity in those regions. Concerns remain that our markets could see a prolonged resurgence of cases triggering additional government mandated lockdowns or similar restrictions, for example due to the emergence of new variants against which existing vaccines are not as effective or which may be more easily transmitted, particularly to those unvaccinated. In addition, the COVID-19 pandemic continues to have a material effect on the macroeconomic environment, and there is continued uncertainty around its duration and ultimate impact.

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

●	A significant number of our employees, as well as customers and others with whom we do business, continue to work remotely in response to the COVID-19 pandemic. Our business operations may be disrupted, and we may experience increased risk of adverse effects to our business, if our business operations are negatively impacted as a result of remote work arrangements, including due to cybersecurity risks or other disruption to our technology infrastructure. Further, if our key operating facilities experience closures or worker shortages as a result of COVID-19, whether temporary or sustained, our business operations could be significantly disrupted.

●	We are subject to the mandatory vaccination and workplace safety protocols of Executive Order 14042 issued on September 9, 2021 and subsequent guidance issued thereunder by the Safer Federal Workforce Task Force. This mandate applies broadly to require covered federal contractor employees on covered contracts, those who perform duties in connection with a covered contract, and those working at the same workplace as covered employees, to be fully vaccinated for COVID-19 by December 8, 2021, except for those that are legally entitled to an accommodation under applicable law. We may similarly be required to flow-down our obligations to certain of our subcontractors and suppliers. The guidance remains subject to the interpretation of various government agencies and other entities, and questions remain regarding the specific application of the Executive Order and related guidance. As a result, if our understanding of its application to our workforce differs from our federal customers’ interpretation, or many of our covered employees are unwilling to comply with the mandate, we may experience increased costs, business disruptions and attrition as a result of the mandate. Additionally, we may be subject to potential breach of contract claims, loss of business and assessment of fines if we or our affected subcontractors and suppliers are not able to fully comply in the time frame provided or if such subcontractors and suppliers choose to terminate their contract rather than comply.

●	Cost management and various cost-containment actions implemented across our business in response to the COVID-19 pandemic could hinder execution of our business strategy, including the deferral of planned capital expenditures, and could adversely affect our business and results of operations.

●	We believe that we appropriately reserve for expected credit losses, however we cannot be certain that loss or delay in the collection of accounts receivable will not have a material adverse effect on our results of operations and financial condition.

We are subject to information technology system failures, network disruptions and breaches in data security.

We rely to a large extent upon information technology systems and infrastructure to operate our business. The size and complexity of our information technology systems make them vulnerable to failure, malicious intrusion and random attack. Acquisitions have resulted in further de-centralization of systems and additional complexity in our systems infrastructure. Likewise, data security breaches by employees or others with permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in protection of data and information technology, we have experienced immaterial cybersecurity attacks and incidents, and there can be no assurance that our efforts will prevent failures, cybersecurity attacks or breaches in our systems that could cause reputational damage, business disruption or legal and regulatory costs; could result in third-party claims; could result in compromise or misappropriation of our intellectual property, trade secrets or sensitive information; or could otherwise adversely affect our business. Certain of our customer offerings include digital components, such as remote monitoring of certain customer operations. A breach of those remote monitoring systems could expose customer data giving rise to potential third-party claims and reputational damage. There may be other related challenges and risks as we complete implementation of our ERP system upgrade.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
July 1-31, 2021	241		$221.2800		-		6,008,299
August 1-31, 2021	1,865		221.0368		-		6,008,299
September 1-30, 2021	31,345		214.4096		29,800		5,978,499
Total	33,451		$214.8286		29,800		5,978,499

(1)	Includes 3,651 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing

(a)	The following documents are filed as exhibits to this report:
(4.2)	Tenth Supplemental Indenture, dated August 18, 2021, between the Company and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit (4.2) of our Form 8-K dated August 9, 2021 (File No. 001-9328)
(4.3)	Form of 2055 Notes.	Included in Exhibit 4.2 above.
(4.4)

Registration Rights Agreement, dated August 18, 2021, by and among the Company, J.P. Morgan Securities LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc. and MUFG Securities Americas Inc.

Incorporated by reference to Exhibit (4.4) of our Form 8-K dated August 9, 2021 (File No. 001-9328)
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

ECOLAB INC.

Date: October 29, 2021	By:	/s/ Scott D. Kirkland

Scott D. Kirkland
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)