Form 10-Q
period 2022-03-31
ECOLAB INC.
filed 2022-05-05
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of March 31, 2022: 285,655,167 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions, except per share amounts)	2022	2021

Product and equipment sales	$2,624.1	$2,293.4
Service and lease sales	642.6	591.6
Net sales	3,266.7	2,885.0
Product and equipment cost of sales	1,695.6	1,362.9
Service and lease cost of sales	377.8	349.1
Cost of sales (including special charges (a))	2,073.4	1,712.0
Selling, general and administrative expenses	914.7	862.9
Special (gains) and charges	24.1	12.8
Operating income	254.5	297.3
Other (income) expense	(18.8)	(17.0)
Interest expense, net	53.0	51.7
Income before income taxes	220.3	262.6
Provision for income taxes	45.6	66.1
Net income including noncontrolling interest	174.7	196.5
Net income attributable to noncontrolling interest	2.8	2.9
Net income attributable to Ecolab	$171.9	$193.6

Earnings attributable to Ecolab per common share
Basic	$ 0.60	$ 0.68
Diluted	$ 0.60	$ 0.67

Weighted-average common shares outstanding
Basic	286.2	286.0
Diluted	288.1	288.8

(a)	Cost of sales includes special (gains) and charges of $52.9 and $19.6 in the first quarter of 2022 and 2021, respectively, which is recorded in product and equipment cost of sales and service and lease cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions)	2022	2021

Net income including noncontrolling interest	$174.7	$196.5

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	42.2	84.9
Gain (loss) on net investment hedges	18.9	(12.2)
Total foreign currency translation adjustments	61.1	72.7

Derivatives and hedging instruments	(4.6)	0.6

Pension and postretirement benefits
Settlement charge	0.8	-
Amortization of net actuarial loss and prior period service credits, net	12.9	5.9
Total pension and postretirement benefits	13.7	5.9

Subtotal	70.2	79.2

Total comprehensive income, including noncontrolling interest	244.9	275.7
Comprehensive income attributable to noncontrolling interest	1.8	2.2
Comprehensive income attributable to Ecolab	$243.1	$273.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
(millions, except per share amounts)	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$99.4	$359.9
Accounts receivable, net	2,508.2	2,478.4
Inventories	1,589.9	1,491.8
Other current assets	407.0	357.0
Total current assets	4,604.5	4,687.1
Property, plant and equipment, net	3,285.7	3,288.5
Goodwill	8,081.0	8,063.9
Other intangible assets, net	4,138.3	4,224.1
Operating lease assets	385.8	396.8
Other assets	571.9	546.0
Total assets	$21,067.2	$21,206.4

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$493.1	$411.0
Accounts payable	1,423.9	1,384.2
Compensation and benefits	469.6	509.5
Income taxes	108.6	104.3
Other current liabilities	1,136.1	1,144.2
Total current liabilities	3,631.3	3,553.2
Long-term debt	8,267.2	8,347.2
Postretirement health care and pension benefits	874.5	894.2
Deferred income taxes	619.2	622.0
Operating lease liabilities	275.2	282.6
Other liabilities	294.7	254.1
Total liabilities	13,962.1	13,953.3
Commitments and contingencies (Note 16)

Equity (a)
Common stock	364.5	364.1
Additional paid-in capital	6,501.5	6,464.6
Retained earnings	8,840.4	8,814.5
Accumulated other comprehensive loss	(1,563.6)	(1,634.8)
Treasury stock	(7,061.2)	(6,784.2)
Total Ecolab shareholders’ equity	7,081.6	7,224.2
Noncontrolling interest	23.5	28.9
Total equity	7,105.1	7,253.1
Total liabilities and equity	$21,067.2	$21,206.4

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 285.7 shares outstanding at March 31, 2022 and 286.9 shares outstanding at December 31, 2021. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	March 31
(millions)	2022	2021

OPERATING ACTIVITIES
Net income including noncontrolling interest	$174.7	$196.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	155.2	150.7
Amortization	79.5	64.5
Deferred income taxes	(15.7)	42.9
Share-based compensation expense	28.2	31.3
Pension and postretirement plan contributions	(17.3)	(21.6)
Pension and postretirement plan (income) expense, net	(0.8)	1.9
Restructuring charges, net of cash paid	(9.0)	(4.8)
Other, net	-	4.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(29.6)	23.6
Inventories	(94.8)	(45.9)
Other assets	(127.2)	(35.3)
Accounts payable	25.5	(44.6)
Other liabilities	1.4	(68.3)
Cash provided by operating activities	170.1	295.3

INVESTING ACTIVITIES
Capital expenditures	(148.7)	(102.1)
Property and other assets sold	0.3	0.1
Acquisitions and investments in affiliates, net of cash acquired	-	(88.0)
Other, net	19.2	(2.4)
Cash used for investing activities	(129.2)	(192.4)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	82.1	5.8
Reacquired shares	(262.1)	(61.8)
Dividends paid	(154.0)	(146.7)
Exercise of employee stock options	9.2	20.1
Other, net	19.5	(0.5)
Cash used for financing activities	(305.3)	(183.1)

Effect of exchange rate changes on cash and cash equivalents	3.9	9.5

Decrease in cash and cash equivalents	(260.5)	(70.7)
Cash and cash equivalents, beginning of period	359.9	1,260.2
Cash and cash equivalents, end of period	$99.4	$1,189.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	First Quarter Ended March 31, 2022 and 2021
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2020	$362.6	$6,235.0	$8,243.0	($1,994.4)	($6,679.7)	$6,166.5	$35.0	$6,201.5

Net income			193.6			193.6	2.9	196.5
Other comprehensive income (loss) activity				79.9		79.9	(0.7)	79.2
Cash dividends declared (a)			(137.3)			(137.3)	(9.4)	(146.7)
Stock options and awards	0.4	50.7			0.3	51.4		51.4
Reacquired shares					(61.8)	(61.8)		(61.8)
Balance, March 31, 2021	$363.0	$6,285.7	$8,299.3	($1,914.5)	($6,741.2)	$6,292.3	$27.8	$6,320.1

Balance, December 31, 2021	$364.1	$6,464.6	$8,814.5	($1,634.8)	($6,784.2)	$7,224.2	$28.9	$7,253.1

Net income			171.9			171.9	2.8	174.7
Other comprehensive income (loss) activity				71.2		71.2	(1.0)	70.2
Cash dividends declared (a)			(146.0)			(146.0)	(7.8)	(153.8)
Fair value adjustment of prior acquisition						-	0.6	0.6
Stock options and awards	0.4	36.9			0.1	37.4		37.4
Reacquired shares					(277.1)	(277.1)		(277.1)
Balance, March 31, 2022	$364.5	$6,501.5	$8,840.4	($1,563.6)	($7,061.2)	$7,081.6	$23.5	$7,105.1

(a)	Dividends declared per common share were $0.51 and $0.48 in the first quarter of 2022 and 2021, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the first quarter ended March 31, 2022 and 2021 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022.

With respect to the unaudited financial information of the Company for the first quarter ended March 31, 2022 and 2021 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated May 5, 2022 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	First Quarter Ended
	March 31
(millions)	2022	2021
Cost of sales
Restructuring activities	$2.6	$18.2
Acquisition and integration activities	27.6	-
COVID-19 activities, net	16.3	1.1
Russia/Ukraine charges	6.4	-
Other	-	0.3
Cost of sales subtotal	52.9	19.6

Special (gains) and charges
Restructuring activities	0.8	3.6
Acquisition and integration activities	7.5	1.2
COVID-19 activities, net	1.5	6.4
Russia/Ukraine charges	11.6	-
Other	2.7	1.6
Special (gains) and charges subtotal	24.1	12.8

Total special (gains) and charges	$77.0	$32.4

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring activities

Restructuring activities relate to the Institutional Advancement Program, Accelerate 2020 and other immaterial restructuring programs which are described below. These activities have been included as a component of cost of sales, special (gains) and charges and other (income) expense on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

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

Certain activities contemplated in this Institutional Plan were previously approved in 2020 and included as part of Accelerate 2020. These activities were reclassified to the Institutional Plan. During the first quarter of 2022 and 2021, the Company recorded restructuring charges of $1.4 million ($1.0 million after tax) and $5.9 million ($4.5 million after tax), respectively, primarily related to severance, disposals of equipment and office closures. The Company has recorded $49.2 million ($37.6 million after tax) of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $2.0 million as of March 31, 2022 and is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Institutional Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2020-2021 Activity
Recorded expense (income) and accrual	$23.8	$8.5	$15.5	$47.8
Net cash payments	(19.9)	-	(14.3)	(34.2)
Non-cash net charges	-	(8.5)	-	(8.5)
Restructuring liability, December 31, 2021	3.9	-	1.2	5.1

2022 Activity
Recorded expense (income) and accrual	0.1	0.9	0.4	1.4
Net cash payments	(3.5)	-	(0.1)	(3.6)
Non-cash net charges	-	(0.9)	-	(0.9)
Restructuring liability, March 31, 2022	$0.5	$-	$1.5	$2.0

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

The Company recorded restructuring charges of $0.3 million ($0.1 million after tax) and $1.7 million ($1.4 million after tax) in the first quarter of 2022 and 2021, respectively. The liability related to the Plan was $26.1 million as of the end of the first quarter of 2022. The Company has recorded $244.8 million ($190.1 million after tax) of cumulative restructuring charges under the Plan. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Accelerate 2020 Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018-2021 Activity
Recorded expense	$216.3	$8.3	$19.9	$244.5
Net cash payments	(183.4)	1.2	(17.2)	(199.4)
Non-cash charges	-	(9.5)	(2.0)	(11.5)
Effect of foreign currency translation	(0.9)	-	-	(0.9)
Restructuring liability, December 31, 2021	32.0	-	0.7	32.7

2022 Activity
Recorded expense	(0.2)	-	0.5	0.3
Net cash payments	(6.2)	-	(0.7)	(6.9)
Non-cash charges	-	-	-	-
Restructuring liability, March 31, 2022	$25.6	$-	$0.5	$26.1

Other Restructuring Activities

During the first quarter of 2022 and 2021, the Company recorded restructuring charges of $1.7 million ($1.3 million after tax) and $14.2 million ($10.8 million after tax), respectively, related to other immaterial restructuring activity. The charges are primarily related to severance and asset write-offs.

The restructuring liability balance for all plans other than the Accelerate 2020 and Institutional Plan were $4.4 million and $4.6 million as of March 31, 2022 and December 31, 2021, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during 2022 related to all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $1.9 million.

Acquisition and integration related costs

Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statements of Income in the first quarter of 2022 include $27.6 million ($21.4 million after tax) and are related to the recognition of fair value step-up in the Purolite Corporation (“Purolite”) inventory.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include $7.5 million ($5.5 million after tax) and $1.2 million ($1.1 million after tax) in the first quarter of 2022 and 2021, respectively. Charges are related to the Purolite, Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), and Bioquell PLC (“Bioquell”) acquisitions and consist of integration costs, advisory and legal fees.

Further information related to the Company’s acquisitions is included in Note 3.

COVID-19 activities

The Company recorded $15.0 million in inventory reserves related to excess sanitizer inventory and estimated disposal costs during the first quarter of 2022. The Company recorded charges (gains) of ($0.5) million and $5.9 million during the first quarter of 2022 and 2021, respectively to protect the wages of certain employees directly impacted by the COVID-19 pandemic. The Company recorded charges of $3.4 million and $3.5 million related to employee COVID-19 testing and related expenses during the first quarter of 2022 and 2021, respectively. In addition, the Company received subsidies and government assistance, which were recorded as a special (gains) of ($0.1) million and ($1.9) million during the first quarter of 2022 and 2021, respectively. COVID-19 pandemic charges are recorded in product and equipment cost of sales, service and lease cost of sales, and special (gains) and charges on the Consolidated Statements of Income. After tax net charges (gains) related to the COVID-19 pandemic were $13.3 million and $4.9 million during the first quarter of 2022 and 2021, respectively.

Russia/Ukraine charges

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, the Company has made the determination that it will limit its Russian business to operations that are essential to life, providing minimal support for its healthcare, life sciences, food and beverage and certain water businesses. The Company recorded charges of $18.0 million ($19.0 million after tax) related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other special charges of $2.7 million ($2.0 million after tax) recorded in the first quarter of 2022 relate primarily to certain legal charges, which are recorded in special (gains) and charges on the Consolidated Statements of Income.

Other special charges of $1.9 million ($1.5 million after tax) recorded in the first quarter of 2021 relate to certain legal charges and tax consulting fees associated with the ChampionX separation, which are recorded in special (gains) and charges and product and equipment cost of sales on the Consolidated Statements of Income.

.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheets at fair value as of their acquisition dates. The purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration paid. Purchase consideration is reduced by the amount of cash or cash equivalents acquired. No acquisitions occurred during the first quarter of 2022 and acquisitions during the first quarter of 2021 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

During the first quarter of 2021, the Company acquired VanBaerle Hygiene AG (“VanBaerle”), a Switzerland-based business which sells cleaning products and related services to restaurants, long-term care facilities, hotels and laundries primarily for institutional applications. VanBaerle became part of the Global Institutional & Specialty reporting segment.

Also, during the first quarter of 2021, the Company acquired TechTex Holdings Limited (“TechTex”), a U.K.-based business which sells wet and dry wipes and other nonwovens products primarily for life sciences and healthcare applications. TechTex became part of the Global Healthcare & Life Sciences reporting segment.

Purchase accounting for the VanBaerle acquisition was finalized in the fourth quarter of 2021 and no further purchase accounting adjustments will be recorded. Purchase accounting for the TechTex acquisition was finalized in the first quarter of 2022 and no further purchase accounting adjustments will be recorded. None of the goodwill related to the Company’s acquisitions of VanBaerle or TechTex is tax deductible.

The following table summarizes the acquisition date fair value of net assets acquired from the Company’s acquisitions during the first quarter of 2022 and 2021:

	First Quarter Ended
	March 31
(millions)	2022	2021
Net tangible assets (liabilities) acquired	$-	($0.9)

Identifiable intangible assets
Customer relationships	-	31.1
Trademarks	-	3.6
Other technology	-	1.5
Total intangible assets	-	36.2

Goodwill	-	57.5
Total aggregate purchase price	-	92.8

Acquisition-related liabilities and contingent consideration (a)	-	(6.2)
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration	$-	$86.6

(a)	Subsequent to the acquisitions, $1.4 in contingent consideration was remitted to the seller during the first quarter of 2021 and is included in investing activities on the Consolidated Statements of Cash Flows.

During the first quarter of 2022, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting on its 2021 acquisitions. As a result of these purchase accounting adjustments, the acquisition related net liabilities increased by $2.2 million, intangible assets decreased by $5.6 million, and goodwill recognized from those acquisitions increased by $7.8 million.

During the first quarter of 2021, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting on its 2020 acquisitions. As a result of these purchase accounting adjustments, the acquisition related liabilities and goodwill recognized from those acquisition decreased by $0.9 million.

No intangible assets were acquired during the first quarter of 2022. The weighted average useful life of identifiable intangible assets acquired during the first quarter of 2021 was 13 years.

4. BALANCE SHEETS INFORMATION

	March 31	December 31
(millions)	2022	2021
Accounts receivable, net
Accounts receivable	$2,595.5	$2,549.9
Allowance for expected credit losses and other accruals	(87.3)	(71.5)
Total	$2,508.2	$2,478.4

Inventories
Finished goods	$1,039.5	$1,010.6
Raw materials and parts	687.5	596.1
Inventories at FIFO cost	1,727.0	1,606.7
FIFO cost to LIFO cost difference	(137.1)	(114.9)
Total	$1,589.9	$1,491.8

Other current assets
Prepaid assets	$155.7	$121.2
Taxes receivable	153.9	151.3
Derivative assets	65.6	61.4
Other	31.8	23.1
Total	$407.0	$357.0

Property, plant and equipment, net
Land	$167.7	$159.2
Buildings and leasehold improvements	1,145.1	1,134.1
Machinery and equipment	2,014.0	1,968.7
Merchandising and customer equipment	2,744.7	2,708.2
Capitalized software	906.0	884.6
Construction in progress	324.4	325.0
	7,301.9	7,179.8
Accumulated depreciation	(4,016.2)	(3,891.3)
Total	$3,285.7	$3,288.5

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,441.4	3,444.6
Trademarks	558.5	561.1
Patents	498.5	496.3
Other technology	522.9	527.2
	5,021.3	5,029.2
Accumulated amortization
Customer relationships	(1,494.6)	(1,440.9)
Trademarks	(178.0)	(170.3)
Patents	(277.1)	(269.3)
Other technology	(163.3)	(154.6)
	(2,113.0)	(2,035.1)
Net intangible assets subject to amortization	2,908.3	2,994.1
Total	$4,138.3	$4,224.1

Other assets
Deferred income taxes	$126.5	$120.6
Pension	134.7	114.6
Derivative asset	26.7	29.4
Other	284.0	281.4
Total	$571.9	$546.0

	March 31	December 31
(millions)	2022	2021
Other current liabilities
Discounts and rebates	$353.5	$341.1
Dividends payable	146.0	146.3
Interest payable	62.6	47.7
Taxes payable, other than income	129.8	154.2
Restructuring	29.3	39.1
Contract liability	96.8	91.7
Operating lease liabilities	111.2	115.1
Other	206.9	209.0
Total	$1,136.1	$1,144.2

Accumulated other comprehensive income (loss)
Unrealized gain (loss) on derivative financial instruments, net of tax	$0.3	$4.9
Unrecognized pension and postretirement benefit expense, net of tax	(619.1)	(632.8)
Cumulative translation, net of tax	(944.8)	(1,006.9)
Total	($1,563.6)	($1,634.8)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of March 31, 2022 and December 31, 2021.

	March 31	December 31
(millions)	2022	2021
Short-term debt
Commercial paper	$475.0	$400.0
Notes payable	15.6	8.5
Long-term debt, current maturities	2.5	2.5
Total	$493.1	$411.0

Lines of Credit

As of March 31, 2022, the Company has a $2.0 billion multi-year revolving credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either March 31, 2022 or December 31, 2021.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had $475.0 million and $400.0 million outstanding commercial paper under its U.S. program as of March 31, 2022 and December 31, 2021, respectively.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of March 31, 2022 and December 31, 2021, the Company had $15.6 million and $8.5 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of March 31, 2022 and December 31, 2021.

	Maturity	March 31	December 31
(millions)	by Year	2022	2021

Long-term debt
Public notes (2022 principal amount)
Two year 2021 senior notes ($500 million)	2023	$497.6	$497.2
Seven year 2016 senior notes (€575 million)	2024	642.8	649.3
Ten year 2015 senior notes (€575 million)	2025	643.0	649.7
Ten year 2016 senior notes ($750 million)	2026	734.6	744.9
Ten year 2017 senior notes ($500 million)	2027	466.0	488.4
Six Year 2021 senior notes ($500 million)	2027	495.9	495.7
Ten year 2020 senior notes ($698 million)	2030	689.9	709.1
Ten year 2020 senior notes ($600 million)	2031	577.3	593.4
Eleven year 2021 senior notes ($650 million)	2032	644.2	644.0
Thirty year 2011 senior notes ($389 million)	2041	384.3	384.3
Thirty year 2016 senior notes ($200 million)	2046	197.2	197.2
Thirty year 2017 senior notes ($484 million)	2047	424.6	424.3
Thirty year 2020 senior notes ($500 million)	2050	490.5	490.4
Thirty year 2021 senior notes ($850 million)	2051	838.6	838.5
Thirty-four year 2021 senior notes ($685 million)	2055	535.8	535.3
Finance lease obligations and other		7.4	8.0
Total debt		8,269.7	8,349.7
Long-term debt, current maturities		(2.5)	(2.5)
Total long-term debt		$8,267.2	$8,347.2

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

Covenants

The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of March 31, 2022.

Net Interest Expense

Interest expense and interest income recognized during the first quarter of 2022 and 2021 were as follows:

	First Quarter Ended
	March 31
(millions)	2022	2021
Interest expense	$55.1	$53.8
Interest income	(2.1)	(2.1)
Interest expense, net	$53.0	$51.7

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill arises from the Company’s acquisitions and represents the excess purchase consideration transferred over the fair value of acquired net assets. The Company’s reporting units are its operating segments. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, the Company completes an interim goodwill assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit. Based on the current and expected performance of the Company’s reporting units, interim goodwill impairment assessments were not performed during the first quarter of 2022. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the quarter ended March 31, 2022 were as follows:

		Global	Global
	Global	Institutional	Healthcare &
(millions)	Industrial	& Specialty	Life Sciences	Other	Total
December 31, 2021	$4,270.1	$576.5	$2,974.2	$243.1	$8,063.9
Prior year business combinations (a)	2.1	-	5.7	-	7.8
Effect of foreign currency translation	16.5	(0.6)	(6.6)	-	9.3
March 31, 2022	$4,288.7	$575.9	$2,973.3	$243.1	$8,081.0

(a)	Represents purchase accounting adjustments associated with 2021 acquisitions.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. Based on the ongoing performance of the Company’s reporting units associated with the Nalco trade name, an interim indefinite-lived intangible asset impairment assessment was not performed during the first quarter of 2022. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technology primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the first quarter of 2022 and 2021 was $79.5 million and $64.5 million, respectively. Amortization expense related to intangible assets for the remaining nine-month period of 2022 is expected to be approximately $237 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	March 31, 2022
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$102.3	$-	$102.3	$-
Cross-currency swap derivative contracts	17.9	-	$17.9	-

Liabilities
Foreign currency forward contracts	24.1	-	24.1	-
Interest rate swap agreements	73.5	-	73.5	-

	December 31, 2021
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$94.5	$-	$94.5	$-
Interest rate swap agreements	1.8	-	1.8	-
Cross-currency swap derivative contracts	9.4	-	9.4	-

Liabilities
Foreign currency forward contracts	12.6	-	12.6	-
Interest rate swap agreements	10.1	-	10.1	-
Cross-currency swap derivative contracts	1.6	-	1.6	-

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and is classified within Level 2. The carrying value of interest rate swap agreements are at fair value, which are determined based on current forward interest rates as of the balance sheet date and are classified within Level 2. The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Euro. The carrying value of the cross-currency swap derivative contracts are at fair value, which are determined based on the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs as of the balance sheet date and is classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives is included within Note 8.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$8,269.7	$8,274.2	$8,349.7	$9,085.3

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	March 31	December 31	March 31	December 31
(millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments
Foreign currency forward contracts	$52.9	$44.7	$4.3	$2.6
Interest rate swap agreements	-	1.8	73.5	10.1
Cross-currency swap derivative contracts	17.9	9.4	-	1.6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	49.4	49.8	19.8	10.0
Gross value of derivatives	120.2	105.7	97.6	24.3

Gross amounts offset in the Consolidated Balance Sheets	(27.9)	(14.9)	(27.9)	(14.9)
Net value of derivatives	$92.3	$90.8	$69.7	$9.4

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	March 31	December 31
(millions)	2022	2021

Foreign currency forward contracts	$ 4,707	$ 4,059
Interest rate swap agreements	1,250	1,250
Cross-currency swap derivative contracts	477	482

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

Fair Value Hedges

The Company manages interest expense using a mix of fixed and floating rate debt. To help manage exposure to interest rate movements and to reduce borrowing costs, the Company may enter into interest rate swap agreements under which the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest (income) expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest (income) expense. These fair value hedges are highly effective and thus, there is no impact on earnings due to hedge ineffectiveness.

The Company entered into a series of interest rate swap agreements to convert an aggregate $1.3 billion of its debt from a fixed interest rate to a floating interest rate. These interest rate swap agreements are designated as fair value hedges.

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	First Quarter Ended		First Quarter Ended
Line item in which the hedged item is included	March 31		March 31
(millions)	2022	2021	2022	2021
Long-term debt	$1,167.7	$247.0	($80.2)	($2.2)

Net Investment Hedges

The Company designates its outstanding €1,150 million ($1,286 million at the end of the first quarter of 2022) senior notes (“Euronotes”) and related accrued interest as hedges of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

The Company entered into a series of cross-currency swap derivative contracts maturing in 2030. The cross-currency swap derivative contracts are designated as net investment hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of March 31, 2022, the Company had €425 million ($477 million) cross-currency swap derivative contracts outstanding as hedges of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	First Quarter Ended
	March 31
(millions)	2022	2021
Revaluation gain (loss), net of tax:
Euronotes	$10.3	($12.2)
Cross-currency swap derivative contracts	8.6	-
Total revaluation gain (loss), net of tax	$18.9	($12.2)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	First Quarter Ended
	March 31
	2022			2021
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$-	$13.9	$-	($1.0)	($17.2)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	3.8	-	-	5.6
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.6)	-	-	(0.6)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	14.2	-	-	1.3	-
Total gain (loss) of all derivative instruments	$-	$28.1	$3.2	($1.0)	($15.9)	$5.0

Subsequent Event

In April 2022, the Company entered into an interest rate swap agreement that converted $250 million of its 4.80% debt from a fixed interest rate to a floating interest rate. The interest rate swap is designated as a fair value hedge.

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	First Quarter Ended
	March 31
(millions)	2022	2021
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative & hedging instruments
Amount recognized in AOCI	$10.7	($12.2)
Loss (gain) reclassified from AOCI into income
COS	-	1.0
SG&A	(13.9)	17.2
Interest (income) expense, net	(3.2)	(5.0)
	(17.1)	13.2
Other activity	-	(0.3)
Tax impact	1.8	(0.1)
Net of tax	($4.6)	$0.6

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Settlement charge	$0.9	$-
Amortization of net actuarial loss and prior period service credits, net	14.9	21.8
	15.8	21.8
Other activity	1.1	(10.6)
Tax impact	(3.2)	(5.3)
Net of tax	$13.7	$5.9

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	First Quarter Ended
	March 31
	2022	2021
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	($12.9)	$10.0

Pension and postretirement benefits amortization of net actuarial losses
and prior service credits reclassified from AOCI into income, net of tax	13.7	5.9

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20,000,000 shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of March 31, 2022, 4,387,187 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first quarter of 2022, the Company reacquired 1,546,749 shares of its common stock, of which 1,463,000 related to share repurchases through open market and 83,749 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2022	2021

Net income attributable to Ecolab	$171.9	$193.6

Weighted-average common shares outstanding
Basic	286.2	286.0
Effect of dilutive stock options and units	1.9	2.8
Diluted	288.1	288.8

Earnings attributable to Ecolab per common share
Basic EPS	$ 0.60	$ 0.68
Diluted EPS	$ 0.60	$ 0.67

Anti-dilutive securities excluded from the computation of diluted EPS	2.6	1.1

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 20.7% and 25.2% for the first quarter of 2022 and 2021, respectively. The change in the Company’s tax rate for the first quarter of 2022 compared to the first quarter of 2021 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax expenses related to discrete tax items of $1.0 million in the first quarter of 2022. This included share-based compensation excess tax benefits of $2.9 million. The amount of this tax benefit is subject to variation in stock price and award exercises. Additionally, the Company recognized discrete tax expense of $3.9 million primarily due to audit settlements, reserves for uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

The Company recognized net tax expense related to discrete tax items of $16.1 million in the first quarter of 2021. This included a non-recurring, non-cash deferred tax charge of $25.1 million associated with transferring certain intangible property between affiliates. Share-based compensation excess tax benefit contributed $6.6 million in the first quarter of 2021. The remaining discrete net tax benefit of $2.4 million was due to other foreign and U.S. changes in estimates during the quarter.

13. PENSION AND POSTRETIREMENT PLANS

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

The components of net periodic pension and postretirement health care benefit expense for the first quarter ended March 31 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2022	2021	2022	2021	2022	2021
Service cost	$10.5	$10.8	$7.3	$7.9	$0.2	$0.2
Interest cost on benefit obligation	14.1	12.5	5.7	4.3	0.8	0.7
Expected return on plan assets	(36.7)	(38.6)	(18.4)	(17.6)	(0.1)	(0.1)
Recognition of net actuarial loss (gain)	10.0	16.2	6.0	7.2	(0.1)	0.2
Amortization of prior service benefit	(1.0)	(1.7)	-	(0.1)	-	-
Curtailments and settlements	0.9	-	-	-	-	-
Total expense (benefit)	($2.2)	($0.8)	$0.6	$1.7	$0.8	$1.0

Service cost is included as employee compensation cost in either cost of sales and selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of March 31, 2022, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first quarter of 2022, the Company made contributions of $4 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $11 million to such plans during the remainder of 2022.

During the first quarter of 2022, the Company made contributions of $11 million to its international pension plans and estimates it will contribute an additional $37 million to such plans during the remainder of 2022.

During the first quarter of 2022, the Company made contributions of $2 million to its U.S. postretirement health care plans and estimates it will contribute an additional $9 million to such plans during the remainder of 2022.

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

On June 3, 2020, the Company completed the separation of its Upstream Energy business (“ChampionX”). The Company entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for the first quarter of 2022 and 2021 were $34.7 million and $32.8 million, respectively. As of March 31, 2022, the Company had an outstanding accounts receivable balance for sales of product to ChampionX of $18.9 million.

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

The Company’s operating lease revenue was as follows:

	First Quarter Ended
	March 31
(millions)	2022	2021
Operating lease revenue*	$112.1	$97.3

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

Net sales at public exchange rates by reportable segment are as follows:

	First Quarter Ended
	March 31
(millions)	2022	2021
Global Industrial
Product and sold equipment	$1,358.4	$1,227.5
Service and lease equipment	207.3	203.5
Global Institutional & Specialty
Product and sold equipment	824.6	702.7
Service and lease equipment	182.4	154.7
Global Healthcare & Life Sciences
Product and sold equipment	334.0	263.1
Service and lease equipment	28.8	29.6
Other
Product and sold equipment	72.4	67.1
Service and lease equipment	224.0	203.6
Corporate
Product and sold equipment	34.7	33.0
Service and lease equipment	0.1	0.2
Total
Total product and sold equipment	$2,624.1	$2,293.4
Total service and lease equipment	$642.6	$591.6

Net sales at public exchange rates by geographic region for the first quarter ended March 31 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

North America	$716.6	$636.4	$732.0	$622.7	$145.0	$98.7	$181.7	$160.8	$29.4	$22.7
Europe	313.5	313.1	136.7	107.3	173.3	175.6	62.1	57.8	0.6	0.6
Asia Pacific	205.1	189.4	52.7	51.3	19.0	10.7	16.6	18.1	1.0	1.4
Latin America	136.4	125.2	36.8	31.3	5.6	0.5	13.0	12.0	3.5	6.5
Greater China	110.2	94.3	37.8	36.2	14.5	1.2	20.3	18.9	0.1	0.6
India, Middle East and Africa	83.9	72.6	11.0	8.6	5.4	6.0	2.7	3.1	0.2	1.4
Total	$1,565.7	$1,431.0	$1,007.0	$857.4	$362.8	$292.7	$296.4	$270.7	$34.8	$33.2

Net sales by geographic region were determined based on origin of sale. Revenues in the United States made up 52% and 51% of total during the first quarter ended March 31, 2022 and 2021, respectively.

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are carried at the invoiced amounts, less an allowance for expected credit losses, and generally do not bear interest. The Company’s allowance for expected credit losses estimates the amount of expected future credit losses by analyzing accounts receivable balances by age and applying historical write-off and collection experience. The Company’s estimates separately consider macroeconomic trends, specific circumstances and credit conditions of customer receivables. Account balances are written off against the allowance when it is determined the receivable will not be recovered.

The Company’s allowance for expected return of products shipped and credits related to pricing or quantities shipped of $17.8 million and $16.8 million as of March 31, 2022 and 2021, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

	First Quarter Ended
	March 31
(millions)	2022	2021

Beginning balance	$52.8	$68.4
Bad debt expense (a)	22.3	5.4
Write-offs	(4.0)	(5.0)
Other (b)	(1.6)	0.7
Ending balance (c)	$69.5	$69.5

(a)	Bad debt expense in 2022 reflects expected credit losses related to our Russia and Ukraine businesses.
(b)	Other amounts are primarily the effects of changes in currency translations.
(c)	The allowance for expected credit losses balances in 2021 reflect increased reserves, primarily due to the Institutional customer base as a result of the COVID-19 pandemic.

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

The following table summarizes the contract liability activity:

	First Quarter Ended
	March 31
(millions)	2022	2021

Contract liability as of beginning of the year	$91.7	$80.4

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(91.7)	(80.4)

Increases due to billings excluding amounts recognized as revenue during the period ended	96.8	89.6

Contract liability as of end of period	$96.8	$89.6

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

Comparability of Reportable Segments

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminates the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. The “Fixed Currency Rate Change” column shown in the following table reflects international operations at fixed currency exchange rates established by management at the beginning of 2022, rather than the 2021 establish rates. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported within the “Effect of foreign currency translation” row in the following table. The “Other” column shown in the following table reflects immaterial changes between reportable segments, including the movement of certain customers and cost allocations.

The impact of the preceding changes on previously reported full year 2021 reportable segment net sales and operating income is summarized as follows:

	December 31, 2021

	2021 Reported		Fixed	2021 Reported
	Valued at 2021		Currency	Valued at 2022
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$6,304.9	$-	($218.1)	$6,086.8
Global Institutional & Specialty	3,978.2	-	(69.4)	3,908.8
Global Healthcare & Life Sciences	1,195.4	-	(45.8)	1,149.6
Other	1,226.9	-	(25.9)	1,201.0
Corporate	139.4	-	(2.0)	137.4
Subtotal at fixed currency rates	12,844.8	-	(361.2)	12,483.6
Effect of foreign currency translation	(111.7)	-	361.2	249.5
Consolidated reported GAAP net sales	$12,733.1	$-	$-	$12,733.1

Operating Income
Global Industrial	$1,031.0	$4.0	($49.3)	$985.7
Global Institutional & Specialty	556.9	(3.8)	(7.4)	545.7
Global Healthcare & Life Sciences	160.9	(0.9)	(7.7)	152.3
Other	187.3	0.7	(4.0)	184.0
Corporate	(318.6)		2.0	(316.6)
Subtotal at fixed currency rates	1,617.5	-	(66.4)	1,551.1
Effect of foreign currency translation	(18.9)		66.4	47.5
Consolidated reported GAAP operating income	$1,598.6	$-	$-	$1,598.6

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	First Quarter Ended
	March 31
(millions)	2022	2021
Net Sales
Global Industrial	$1,557.0	$1,384.9
Global Institutional & Specialty	1,005.1	844.1
Global Healthcare & Life Sciences	362.6	281.1
Other	296.0	265.4
Corporate	34.7	32.8
Subtotal at fixed currency rates	3,255.4	2,808.3
Effect of foreign currency translation	11.3	76.7
Consolidated reported GAAP net sales	$3,266.7	$2,885.0

Operating Income
Global Industrial	$189.2	$209.8
Global Institutional & Specialty	110.8	61.9
Global Healthcare & Life Sciences	44.1	42.6
Other	37.2	32.3
Corporate	(129.6)	(62.5)
Subtotal at fixed currency rates	251.7	284.1
Effect of foreign currency translation	2.8	13.2
Consolidated reported GAAP operating income	$254.5	$297.3

The profitability of the Company’s operating segments is evaluated by management based on operating income.

Consistent with the Company’s internal management reporting, Corporate amounts in the table above include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction, as discussed in Note 14. Corporate also includes intangible asset amortization specifically from the Nalco and Purolite acquisitions and special (gains) and charges, as discussed in Note 2, that are not allocated to the Company’s reportable segments.

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

In connection with its provision of process chemicals to TPC, Nalco has been named in numerous lawsuits stemming from the plant explosion. Nalco has been named a defendant, along with TPC and other defendants, in multi-district litigation (“MDL”) proceedings pending in Orange County, Texas, alleging among other things claims for personal injury, property damage and business losses (In re TPC Group Litigation – A2020-0236-MDL, Orange County, Texas). In addition, numerous other lawsuits have been filed against Nalco, including TPC Group v. Nalco, E0208239, Jefferson County, Texas, a subrogation claim by TPC’s insurers seeking reimbursement for property damage losses. Over 5,000 plaintiffs (including the subrogation matter) currently have claims against Nalco.

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

Certain LIBOR rates, widely used reference rates for pricing financial products were discontinued on December 31, 2021. This standard provides optional expedients and exceptions if certain criteria are met when accounting for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.

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

Update to increase the transparency of government assistance including annual disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements.

			Annual period beginning January 1, 2022.	The Company is currently gathering the information and evaluating the future impact on the Company's financial statement annual disclosures.

No other new accounting pronouncements issued or effective have had or are expected to have a material impact on the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of March 31, 2022, and the related consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2022, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2022

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

The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains various Non-GAAP Financial Measures and also contains various Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

Purolite Acquisition

On December 1, 2021, we acquired Purolite Corporation (“Purolite”) for total consideration of $3.7 billion in cash. Purolite is a leading and fast-growing global provider of high-end ion exchange resins for the separation and purification of solutions for pharmaceutical and industrial applications. Headquartered in King of Prussia, Pennsylvania, Purolite operates in more than 30 countries. Purolite is reported within our Life Sciences operating segment. Acquisition and integration charges are recorded within special (gains) and charges. Amortization of acquisition-related intangible assets is recorded in the Corporate reportable segment.

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, the results of our divested businesses from the twelve months prior to divestiture and the Venezuelan results of operations from all comparable periods. As part of the separation of ChampionX in 2020, we entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

OVERVIEW OF THE FIRST QUARTER ENDED MARCH 31, 2022

Sales Performance

When comparing first quarter 2022 against first quarter 2021, sales performance was as follows:

●	Reported net sales increased 13% to $3,267 million, fixed currency sales increased 16% and acquisition adjusted fixed currency sales increased 12%.
●	Fixed currency sales for our Global Industrial segment increased 12% to $1,557 million, as strong double-digit growth across all divisions was driven by accelerating pricing and new business wins.
●	Fixed currency sales for our Global Institutional & Specialty segment increased 19% to $1,005 million. Strong growth in the Institutional division reflected improved volume growth, good new business wins, new innovation and pricing. Specialty sales showed good growth as strong quickservice sales were partially offset by lower food retail sales.
●	Fixed currency sales for our Global Healthcare & Life Sciences segment increased 29% to $363 million. Acquisition adjusted fixed currency sales decreased 7% compared to a 14% increase last year when sales benefited from strong COVID-related demand.
●	Fixed currency sales and acquisition adjusted fixed currency sales for Other increased 12% to $296 million led by double-digit growth in Pest Elimination and Textile Care.

Financial Performance

When comparing first quarter 2022 against first quarter 2021, our financial performance was as follows:

●	Reported operating income decreased 14% to $255 million. Excluding the impact of special (gains) and charges from both 2022 and 2021 reported results, adjusted operating income increased 1% and our adjusted fixed currency operating income increased 4%.
●	Net income attributable to Ecolab decreased 11% to $172 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2022 and 2021 reported results, our adjusted net income attributable to Ecolab increased 1%.
●	Reported diluted EPS of $0.60 decreased 10%. Excluding the impact of special (gains) and charges and discrete tax items from both 2022 and 2021 reported results, adjusted diluted EPS increased 1% to $0.82 in the first quarter of 2022. The earnings increase reflects accelerating pricing and strong volume growth which more than offset increases in delivered product costs and unfavorable currency translation.
●	Our reported tax rate was 20.7% during the first quarter of 2022, compared to 25.2% during the first quarter of 2021. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2022 and 2021 results, our adjusted tax rate was 19.5% during the first quarter of 2022, compared to 19.7% during the first quarter of 2021.

RESULTS OF OPERATIONS

Net Sales

	First Quarter Ended
	March 31
(millions)	2022	2021	Change
Product and equipment sales	$2,624.1	$2,293.4
Service and lease sales	642.6	591.6
Reported GAAP net sales	$3,266.7	$2,885.0	13%
Effect of foreign currency translation	(11.3)	(76.7)
Non-GAAP fixed currency sales	$3,255.4	$2,808.3	16%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2022 sales change are shown below:

First Quarter Ended
March 31
(percent)	2022
Volume	7%
Price changes	5
Acquisition adjusted fixed currency sales change	12
Acquisitions and divestitures	4
Fixed currency sales change	16
Foreign currency translation	(2)
Reported GAAP net sales change	13%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	First Quarter Ended
	March 31
	2022		2021
		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,695.6		$1,362.9
Service and lease cost of sales	377.8		349.1
Reported GAAP COS and gross margin	$2,073.4	36.5%	$1,712.0	40.7%
Special (gains) and charges	52.9		19.6
Non-GAAP adjusted COS and gross margin	$2,020.5	38.1%	$1,692.4	41.3%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 36.5% and 40.7% for the first quarter of 2022 and 2021, respectively. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges within COS, first quarter 2022 and 2021 adjusted gross margin was 38.1% and 41.3%, respectively.

Our adjusted gross margin decreased when comparing the first quarter of 2022 against the first quarter of 2021, primarily reflecting accelerating pricing that was more than offset by higher delivered product costs.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 28.0% for the first quarter of 2022 compared to 29.9% for the first quarter of 2021. The SG&A ratio to sales in the first quarter of 2022 decreased as volume leverage and cost savings more than offset sales force investments.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	First Quarter Ended
	March 31
(millions)	2022	2021
Cost of sales
Restructuring activities	$2.6	$18.2
Acquisition and integration activities	27.6	-
COVID-19 activities, net	16.3	1.1
Russia/Ukraine charges	6.4	-
Other	-	0.3
Cost of sales subtotal	52.9	19.6

Special (gains) and charges
Restructuring activities	0.8	3.6
Acquisition and integration activities	7.5	1.2
COVID-19 activities, net	1.5	6.4
Russia/Ukraine charges	11.6	-
Other	2.7	1.6
Special (gains) and charges subtotal	24.1	12.8

Total special (gains) and charges	$77.0	$32.4

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring activities

Restructuring activities relate to the Institutional Advancement Program, Accelerate 2020 and other immaterial restructuring programs which are described below. These activities have been included as a component of cost of sales, special (gains) and charges, and other (income) expense on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

Further details related to our restructuring charges are included in Note 2.

Institutional Advancement Program

We approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance our Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging our ongoing investments in digital technology. In February 2021, we expanded the Institutional Plan, and we expect that these restructuring charges will be completed by 2023, with total anticipated costs of $65 million ($50 million after tax) or $0.17 per diluted share. The costs are expected to be primarily cash expenditures for severance and facility closures. We also anticipate non-cash charges related to equipment disposals. Actual costs may vary from these estimates depending on actions taken.

In the first quarter of 2022, we recorded restructuring charges of $1.4 million ($1.0 million after tax) or less than $0.01 per diluted share, primarily related to severance, disposals of equipment and office closures. We have recorded $49.2 million ($37.6 million after tax), or $0.13 per diluted share of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $2.0 million as of March 31, 2022. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The Institutional Plan has delivered $45 million of cumulative cost savings with estimated annual cost savings of $50 million in continuing operations by 2024.

Accelerate 2020

During 2018, we formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. The goals of the Plan are to further simplify and automate processes and tasks, reduce complexity and management layers, consolidated facilitates and focus on key long-term growth areas by further leveraging technology and structural improvements. During 2020, we expanded the Plan for additional costs and savings to further leverage the technology and structural improvements. Following the establishment of the separate Institutional Plan, we now expect that the restructuring activities will be completed by the end of 2022, with total anticipated costs of $255 million ($195 million after tax), or $0.67 per diluted share. Costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

We recorded restructuring charges of $0.3 million ($0.1 million after tax), or less than $0.01 per diluted share and $1.7 million ($1.4 million after tax), or less than $0.01 per diluted share in the first quarter of 2022 and 2021, respectively. The liability related to the Plan was $26.1 million as of the end of the first quarter of 2022. We have recorded $244.8 million ($190.1 million after tax), or $0.66 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The Plan has delivered $308 million of cumulative cost savings with estimated annual cost savings of $315 million in continuing operations by 2022.

Other Restructuring Activities

During the first quarter of 2022 and 2021, we incurred restructuring charges of $1.7 million ($1.3 million after tax), or less than $0.01 per diluted share and $14.2 million ($10.8 million after tax), or $0.04 per diluted share, respectively, related to other immaterial restructuring activity. The charges primarily related to severance and asset write-offs.

The restructuring liability balance for all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $4.4 million and $4.6 million as of March 31, 2022 and December 31, 2021, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during the first quarter of 2022 related to all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $1.9 million.

Acquisition and integration related costs

Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statements of Income in the first quarter of 2022 include $27.6 million ($21.4 million after tax) or $0.07 per diluted share and are related to the recognition of fair value step-up in the Purolite inventory.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include $7.5 million ($5.5 million after tax) or $0.02 per diluted share in the first quarter of 2022. Charges are related to Purolite, Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), and Bioquell PLC (“Bioquell”) acquisitions and consist of integration costs, advisory and legal fees.

COVID-19 activities

We recorded $15.0 million in inventory reserves related to excess sanitizer inventory and estimated disposal costs during the first quarter of 2022. We recorded charges (gains) of ($0.5) million and $5.9 million during the first quarter of 2022 and 2021, respectively to protect the wages of certain employees directly impacted by the COVID-19 pandemic. We also recorded charges of $3.4 million and $3.5 million related to employee COVID-19 testing and related expenses during the first quarter of 2022 and 2021, respectively. In addition, we received subsidies and government assistance, which were recorded as a special (gains) of ($0.1) million and ($1.9) million during the first quarter of 2022 and 2021, respectively. COVID-19 pandemic charges are recorded in product and equipment cost of sales, service and lease cost of sales, and special (gains) and charges on the Consolidated Statements of Income. Total after tax net charges (gains) related to the COVID-19 pandemic were $13.3 million or $0.05 per diluted share and $4.9 million or $0.02 per diluted share during the first quarter of 2022 and 2021, respectively.

Russia/Ukraine charges

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We recorded charges of $18.0 million ($19.0 million after tax) or $0.07 per diluted share related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other special charges recorded in the first quarter of 2022 in special (gains) and charges on the Consolidated Statements of Income were $2.7 million ($2.0 million after tax) or less than $0.01 per diluted share primarily related to certain legal charges.

Other special charges of $1.9 million ($1.2 million after tax) or less than $0.01 per diluted share recorded in the first quarter of 2021 related to certain legal charges and tax consulting fees associated with the ChampionX separation, which are recorded in special (gains) and charges and product and equipment cost of sales on the Consolidated Statements of Income.

Operating Income and Operating Income Margin

	First Quarter Ended
	March 31
(millions)	2022	2021	Change
Reported GAAP operating income	$254.5	$297.3	(14)%
Special (gains) and charges	77.0	32.4
Non-GAAP adjusted operating income	331.5	329.7	1%
Effect of foreign currency translation	(2.8)	(13.2)
Non-GAAP adjusted fixed currency operating income	$328.7	$316.5	4%

	First Quarter Ended
	March 31
(percent)	2022	2021
Reported GAAP operating income margin	7.8%	10.3%
Non-GAAP adjusted operating income margin	10.1%	11.4%
Non-GAAP adjusted fixed currency operating income margin	10.1%	11.3%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income decreased 14% in the first quarter of 2022, versus the comparable period of 2021. Our reported operating income for 2022 and 2021 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2022 and 2021 reported results, our adjusted operating income increased 1% in the first quarter of 2022.

As shown in the previous table, foreign currency had a 3 percentage points impact on adjusted operating income growth for the first quarter of 2022. Foreign currency had a 1 percentage points impact on adjusted operating income growth for the first quarter of 2021.

Other (income) expense

	First Quarter Ended
	March 31
(millions)	2022	2021	Change
Reported GAAP other (income) expense	($18.8)	($17.0)	11%

Other income was $18.8 million and $17.0 million in the first quarter of 2022 and 2021, respectively.

Interest Expense, Net

	First Quarter Ended
	March 31
(millions)	2022	2021	Change
Reported GAAP interest expense, net	$53.0	$51.7	3%

Reported net interest expense was $53.0 million and $51.7 million in the first quarter of 2022 and 2021, respectively. The increase in interest expense when comparing 2022 against 2021 was driven primarily by interest on new debt issued to fund the Purolite acquisition, partially offset by benefits from debt refinancing transactions completed last year.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2022	2021
Reported GAAP tax rate	20.7%	25.2%
Tax rate impact of:
Special (gains) and charges	(0.9)	-
Discrete tax items	(0.3)	(5.5)
Non-GAAP adjusted tax rate	19.5%	19.7%

Our reported tax rate was 20.7% and 25.2% for the first quarter of 2022 and 2021, respectively. The change in our tax rate for the first quarter of 2022 versus the comparable period of 2021 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax expenses related to discrete tax items of $1.0 million in the first quarter of 2022. This included share-based compensation excess tax benefits of $2.9 million. Additionally, the Company recognized discrete tax expense of $3.9 million primarily due to audit settlements, reserves for uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

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

The decrease in the first quarter of 2022 adjusted tax rate compared to 2021 was primarily due to the geographic mix of income and tax planning.

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31
(millions)	2022	2021	Change
Reported GAAP net income attributable to Ecolab	$171.9	$193.6	(11)%
Adjustments:
Special (gains) and charges, after tax	63.6	24.2
Discrete tax net expense	1.0	16.1
Non-GAAP adjusted net income attributable to Ecolab	$236.5	$233.9	1%

Diluted EPS

	First Quarter Ended
	March 31
(dollars)	2022	2021	Change
Reported GAAP diluted EPS	$0.60	$ 0.67	(10)%
Adjustments:
Special (gains) and charges, after tax	0.22	0.08
Discrete tax net expense	-	0.06
Non-GAAP adjusted diluted EPS	$0.82	$ 0.81	1%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had a unfavorable impact of approximately $(0.03) per share on diluted EPS for the first quarter of 2022, when compared to the comparable periods of 2021.

SEGMENT PERFORMANCE

The non-U.S. dollar functional international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2022. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2021. Additional information about our reportable segments is included in Note 15.

Fixed currency net sales and operating income for the first quarter of 2022 and 2021 for our reportable segments are shown in the following tables:

Net Sales	First Quarter Ended
	March 31
(millions)	2022	2021	Change
Global Industrial	$1,557.0	$1,384.9	12%
Global Institutional & Specialty	1,005.1	844.1	19
Global Healthcare & Life Sciences	362.6	281.1	29
Other	296.0	265.4	12
Corporate	34.7	32.8	6
Subtotal at fixed currency	3,255.4	2,808.3	16
Effect of foreign currency translation	11.3	76.7
Consolidated reported GAAP net sales	$3,266.7	$2,885.0	13%

Operating Income	First Quarter Ended
	March 31
(millions)	2022	2021	Change
Global Industrial	$189.2	$209.8	(10)%
Global Institutional & Specialty	110.8	61.9	79
Global Healthcare & Life Sciences	44.1	42.6	4
Other	37.2	32.3	15
Corporate	(129.6)	(62.5)	107
Subtotal at fixed currency	251.7	284.1	(11)
Effect of foreign currency translation	2.8	13.2
Consolidated reported GAAP operating income	$254.5	$297.3	(14)%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	First Quarter Ended
	March 31
Net Sales	2022			2021
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,557.0	($5.9)	$1,551.1	$1,384.9	$-	$1,384.9
Global Institutional & Specialty	1,005.1	-	1,005.1	844.1	-	844.1
Global Healthcare & Life Sciences	362.6	(101.9)	260.7	281.1	-	281.1
Other	296.0	-	296.0	265.4	-	265.4
Corporate	34.7	(34.7)	-	32.8	(32.8)	-
Subtotal at fixed currency	3,255.4	(142.5)	3,112.9	2,808.3	(32.8)	2,775.5
Effect of foreign currency translation	11.3			76.7
Total reported net sales	$3,266.7			$2,885.0

Operating Income	2022			2021
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$189.2	($0.8)	$188.4	$209.8	$-	$209.8
Global Institutional & Specialty	110.8	-	110.8	61.9	-	61.9
Global Healthcare & Life Sciences	44.1	(19.6)	24.5	42.6	-	42.6
Other	37.2	-	37.2	32.3	-	32.3
Corporate	(52.6)	22.9	(29.7)	(30.1)	-	(30.1)
Non-GAAP adjusted fixed currency operating income	328.7	2.5	331.2	316.5	-	316.5
Special (gains) and charges	77.0			32.4
Subtotal at fixed currency	251.7			284.1
Effect of foreign currency translation	2.8			13.2
Total reported operating income	$254.5			$297.3

Unless otherwise noted, the following segment performance commentary compares the first quarter of 2022 against the first quarter of 2021.

Global Industrial

	First Quarter Ended
	March 31
	2022	2021
Sales at fixed currency (millions)	$1,557.0	$1,384.9
Sales at public currency (millions)	1,565.7	1,431.0

Volume	5%
Price changes	7%
Acquisition adjusted fixed currency sales change	12%
Acquisitions and divestitures	-%
Fixed currency sales change	12%
Foreign currency translation	(3)%
Public currency sales change	9%

Operating income at fixed currency (millions)	$189.2	$209.8
Operating income at public currency (millions)	191.4	220.3

Fixed currency operating income change	(10)%
Fixed currency operating income margin	12.2%	15.1%
Acquisition adjusted fixed currency operating income change	(10)%
Acquisition adjusted fixed currency operating income margin	12.1%	15.1%
Public currency operating income change	(13)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in the first quarter of 2022, as strong double-digit growth across all divisions was driven by accelerating pricing and new business wins.

All operating segments enjoyed double-digit growth, Water fixed currency sales increased 12% (11% acquisition adjusted) in the first quarter of 2022, as accelerating pricing and new business wins leveraged recovering markets. Light and heavy industry water treatment sales were led by strong gains across all end markets. Mining showed very strong growth benefiting from our strategic shift toward high-value metals and fertilizers and away from coal. Food & Beverage fixed currency sales increased 10% in the first quarter of 2022, reflecting accelerating pricing. Downstream fixed currency sales increased 16% in the first quarter of 2022, driven by accelerating pricing, growth in additives, and good new business wins. Paper fixed currency sales increased 16% in the first quarter of 2022, driven by strong new business wins, accelerating pricing and improved market trends.

Operating Income

Fixed currency operating income and fixed currency operating income margins decreased for Global Industrial in the first quarter of 2022.

Acquisition adjusted fixed currency operating income margins decreased 3.0 percentage points during the first quarter of 2022, as the 10.2 percentage point negative impacts of significantly higher delivered product costs and unfavorable mix were partially offset by the 7.5 percentage point positive impacts of accelerating pricing and increased volume.

Global Institutional & Specialty

	First Quarter Ended
	March 31
	2022	2021
Sales at fixed currency (millions)	$1,005.1	$844.1
Sales at public currency (millions)	1,007.0	857.4

Volume	15%
Price changes	4%
Acquisition adjusted fixed currency sales change	19%
Acquisitions and divestitures	-%
Fixed currency sales change	19%
Foreign currency translation	(1)%
Public currency sales change	17%

Operating income at fixed currency (millions)	$110.8	$61.9
Operating income at public currency (millions)	111.1	62.0

Fixed currency operating income change	79%
Fixed currency operating income margin	11.0%	7.3%
Acquisition adjusted fixed currency operating income change	79%
Acquisition adjusted fixed currency operating income margin	11.0%	7.3%
Public currency operating income change	79%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional & Specialty increased in the first quarter of 2022.

At an operating segment level, Institutional fixed currency sales increased 26% in the first quarter of 2022, driven by improved volume gains, good new business wins, new innovation and pricing. Specialty fixed currency sales increased 5% in the first quarter of 2022, as strong quickservice sales more than offset lower food retail sales.

Operating Income

Fixed currency operating income and fixed currency operating income margins increased for our Global Institutional & Specialty segment in the first quarter of 2022.

Acquisition adjusted fixed currency operating income margins increased 3.7 percentage points during the first quarter of 2022, as the 9.9 percentage point positive impacts from increased volume and accelerating pricing more than offset the 5.7 percentage point negative impacts of higher delivered product costs and sales force investments.

Global Healthcare & Life Sciences

	First Quarter Ended
	March 31
	2022	2021
Sales at fixed currency (millions)	$362.6	$281.1
Sales at public currency (millions)	362.8	292.7

Volume	(10)%
Price changes	3%
Acquisition adjusted fixed currency sales change	(7)%
Acquisitions and divestitures	36%
Fixed currency sales change	29%
Foreign currency translation	(4)%
Public currency sales change	24%

Operating income at fixed currency (millions)	$44.1	$42.6
Operating income at public currency (millions)	44.2	45.0

Fixed currency operating income change	4%
Fixed currency operating income margin	12.2%	15.2%
Acquisition adjusted fixed currency operating income change	(42)%
Acquisition adjusted fixed currency operating income margin	9.4%	15.2%
Public currency operating income change	(2)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Acquisition adjusted fixed currency sales for the Global Healthcare & Life Sciences decreased in the first quarter of 2022 compared to a 14% increase last year when sales benefited from strong COVID-related demand.

At an operating segment level, Healthcare fixed currency sales decreased 6% (9% acquisition adjusted) in the first quarter of 2022, reflecting the impact of customer sanitizer inventory reductions from the large COVID orders in first quarter 2021. Life Sciences fixed currency sales increased 155% (2% acquisition adjusted) in the first quarter of 2022, reflecting the acquisition of Purolite. The Life Sciences’ business excluding the acquisition of Purolite grew modestly reflecting the comparison against a very strong 2021 period as well as COVID-related new business start-up delays by customers in 2022’s first quarter. Purolite showed strong sales led by robust bioprocessing sales.

Operating Income

Fixed currency operating income increased and fixed currency operating income margins decreased for our Global Healthcare & Life Sciences segment in the first quarter of 2022.

Acquisition adjusted fixed currency operating income margins decreased 5.8 percentage points during the first quarter of 2022, as the 6.8 percentage point negative impacts from volume declines due to strong comparison last year and higher delivered product costs were partially offset by the 2.3 percentage point positive impact from accelerating pricing.

Other

	First Quarter Ended
	March 31
	2022	2021
Sales at fixed currency (millions)	$296.0	$265.4
Sales at public currency (millions)	296.4	270.7

Volume	8%
Price changes	4%
Acquisition adjusted fixed currency sales change	12%
Acquisitions and divestitures	-%
Fixed currency sales change	12%
Foreign currency translation	(2)%
Public currency sales change	9%

Operating income at fixed currency (millions)	$37.2	$32.3
Operating income at public currency (millions)	37.5	32.9

Fixed currency operating income change	15%
Fixed currency operating income margin	12.6%	12.2%
Acquisition adjusted fixed currency operating income change	15%
Acquisition adjusted fixed currency operating income margin	12.6%	12.2%
Public currency operating income change	14%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other increased in the first quarter of 2022, led by double-digit gains in Pest Elimination and Textile Care.

At an operating segment level, Pest Elimination fixed currency sales increased 11% in the first quarter of 2022, reflecting continued strong growth in hospitality, restaurants and food retail. Textile Care fixed currency sales increased 15% in the first quarter of 2022. Colloidal Technologies Group fixed currency sales increased 3% in the first quarter of 2022.

Operating Income

Fixed currency operating income and fixed currency operating income margins for Other increased in the first quarter of 2022.

Acquisition adjusted fixed currency operating income margins increased 0.4 percentage points during the first quarter of 2022, as the 3.3 percentage point positive impact from accelerating pricing was partially offset by the 2.7 percentage point negative impact of higher delivered product costs.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 36 include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction post-separation, as discussed in Note 14, intangible asset amortization specifically from the Nalco and Purolite acquisitions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 32.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $21.1 billion as of March 31, 2022 compared to total assets of $21.2 billion as of December 31, 2021.

Total liabilities were $14.0 billion as of March 31, 2022 compared to total liabilities of $14.0 billion as of December 31, 2021. Total debt was $8.8 billion as of March 31, 2022 and $8.8 billion as of December 31, 2021. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measures discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented:

	2022	2021
(ratio)
Net debt to EBITDA	3.5	3.4

(millions)
Total debt	$8,760.3	$8,758.2
Cash	99.4	359.9
Net debt	$8,660.9	$8,398.3

Net income including noncontrolling interest	$1,122.2	$1,144.0
Provision for income taxes	249.7	270.2
Interest expense, net	219.6	218.3
Depreciation	608.9	604.4
Amortization	253.7	238.7
EBITDA	$2,454.1	$2,475.6

Cash Flows

Operating Activities

	First Quarter Ended
	March 31
(millions)	2022	2021	Change
Cash provided by operating activities	$170.1	$295.3	($125.2)

We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities decreased $125 million in the first quarter of 2022 compared to the first quarter of 2021, driven primarily by an $88 million increase in working capital excluding the impact of non-cash special charges, and $37 million higher bonus payments. The increase in working capital is primarily driven by higher sales volumes.

Investing Activities

	First Quarter Ended
	March 31
(millions)	2022	2021	Change
Cash used for investing activities	($129.2)	($192.4)	$63.2

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

We continue to make capital investments in the business, including merchandising equipment, manufacturing equipment and facilities. Total capital expenditures were $149 million and $102 million in the first quarter of 2022 and 2021, respectively.

Total cash paid for acquisitions, net of cash acquired along with net cash received from dispositions, during the first quarter of 2021 was $88 million. Our acquisitions and are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

Financing Activities

	First Quarter Ended
	March 31
(millions)	2022	2021	Change
Cash used for financing activities	($305.3)	($183.1)	($122.2)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We had net issuances of commercial paper and notes payable of $82 million and $6 million in the first quarter of 2022 and 2021, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $262 million and $62 million of shares in the first quarter of 2022 and 2021, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

There was no long-term debt issuance or repayment activity through the first quarter of 2022 or 2021.

The impact on financing cash flows of commercial paper and notes payable issuances are shown in the following table:

	First Quarter Ended
	March 31
(millions)	2022	2021	Change
Net issuances of commercial paper and notes payable	$82.1	$5.8	$76.3

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

As of March 31, 2022, we had $99 million of cash and cash equivalents on hand, of which $65 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of March 31, 2022, we have a $2.0 billion multi-year credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the first quarter of 2022, we had $475 million outstanding commercial paper under our U.S. program and no outstanding commercial paper under our Euro program. There were no borrowings under our credit facility as of March 31, 2022 or 2021. As of March 31, 2022, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

There was no long-term debt issuance or repayment activity through the first quarter of 2022 or 2021.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2021 disclosed total notes payable and long-term debt due within one year of $11 million. As of March 31, 2022, the total notes payable and long-term debt due within one year was $18 million. There was $475 million commercial paper outstanding as of March 31, 2022 and $400 million as of December 31, 2021.

Our gross liability for uncertain tax positions was $24 million as of March 31, 2022 and $25 million as of December 31, 2021. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Coronavirus disease 2019 (COVID-19)

In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization. The COVID-19 pandemic is continuing to affect major economic and financial markets and industries are facing the challenges with the economic conditions resulting from efforts to address the pandemic, including supply shortages, inflation and other challenges, such as those resulting from the introduction of vaccination mandates. While many government restrictions in the U.S. have eased, restrictions on activities continue in many other regions, particularly those where vaccination rates lag, continuing to impact consumer activity in those regions. Concerns remain that our markets could see a resurgence of cases triggering additional government mandated lockdowns or similar restrictions on activity, for example due to the emergence of a variant against which existing vaccines are not as effective or which may be more easily transmitted, particularly to those unvaccinated. These conditions have had and will continue to have a negative impact on market conditions and customer demand throughout the world.

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

We expect substantial raw material and cost inflation to remain a challenge for the balance of the year. We are continuing to drive additional structural pricing and we have begun implementing energy-related surcharges in the second quarter to offset the recent surge in delivered product cost inflation. We expect our pricing actions, along with continued volume growth and our other cost savings and productivity improvement efforts, to successfully offset the recent delivered product cost increases.

Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first quarter of 2022, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the first quarter of 2022 represented less than 1% of our consolidated assets. Turkey was also classified as a highly inflationary economy in accordance with U.S. GAAP. During the first quarter of 2022, sales in Turkey represented less than 1% of our consolidated sales. Assets held in Turkey at the end of the first quarter of 2022 represented less than 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. Our Russian and Ukraine operations represented approximately 1% of our 2021 annual sales. We recorded charges of $18.0 million ($19.0 million after tax) related to recoverability risk of certain assets in both Russia and Ukraine.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 17 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

In April 2022, we entered into an interest rate swap agreement that converted $250 million of our 4.80% debt from a fixed interest rate to a floating interest rate. The interest rate swap is designated as a fair value hedge.

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

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency amounts included in this Form 10-Q are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2022. We also provide our segment results based on public currency rates for informational purposes.

Our reportable segments do not include the impact of intangible asset amortization from the Nalco and Purolite transactions or the impact of special (gains) and charges as these are not allocated to the Company’s reportable segments.

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, exclude the results of our divested businesses from the twelve months prior to divestiture and the Venezuelan results of operations from all comparable periods. In addition, as part of the separation of ChampionX in 2020, we entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the COVID-19 pandemic outlook; business performance and prospects; expectations concerning timing, amount and type of restructuring costs and savings from restructuring activities; delivered product cost inflation, pricing actions, volume growth, cost savings and productivity improvements; Russian operations; tax deductibility of goodwill; capital investments, acquisitions and share repurchases; amortization expense; non-performance of financial counterparties; payments and contributions to pension and postretirement health care benefit plans; the impact of lawsuits, claims and environmental matters; impact of new accounting pronouncements; cash flows, borrowing capacity and funding of cash requirements; payments related to uncertain tax positions; and implementation of ERP system upgrade.

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

Some of the factors which could cause results to differ materially from those expressed in any forward-looking statements are set forth under Item 1A of our most recent Form 10-K, as updated by Item 1A of this Form 10-Q, and our other public filings with the Securities and Exchange Commission (the "SEC"), and include the effects and duration of the COVID-19 pandemic, including the impact of vaccination mandates; difficulty in procuring raw materials or fluctuations in raw material costs; the vitality of the markets we serve; the impact of economic factors such as the worldwide economy, capital flows, interest rates, foreign currency risk, and reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar; information technology infrastructure failures or breaches in data security; our ability to attract, retain and develop high caliber management talent to lead our business and successfully execute organizational change and changing labor market dynamics in the wake of the COVID-19 pandemic; exposure to global economic, political and legal risks related to our international operations, including the impact of sanctions or other actions taken by the U.S. or other countries, and retaliatory measures taken by Russia in response, in connection with the conflict in Ukraine; public health outbreaks, epidemics or pandemics, such as the current outbreak of COVID-19; our ability to execute key business initiatives, including restructurings and our Enterprise Resource Planning system upgrades; our ability to successfully compete with respect to value, innovation and customer support; pressure on operations from consolidation of customers or vendors; restraints on pricing flexibility due to contractual obligations and our ability to meet our contractual commitments; realization of anticipated benefits of the Purolite acquisition; our ability to acquire complementary businesses and to effectively integrate such businesses; the costs and effects of complying with laws and regulations, including those relating to the environment and to the manufacture, storage, distribution, sale and use of our products, as well as to the conduct of our business generally, including labor and employment and anti-corruption; potential chemical spill or release; potential to incur significant tax liabilities or indemnification liabilities relating to the separation and split-off of our ChampionX business; the occurrence of litigation or claims, including class action lawsuits; the loss or insolvency of a major customer or distributor; repeated or prolonged government and/or business shutdowns or similar events; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; changes in tax laws and unanticipated tax liabilities; potential loss of deferred tax assets; our indebtedness, and any failure to comply with covenants that apply to our indebtedness; potential losses arising from the impairment of goodwill or other assets; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4. Controls and Procedures

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1, 2022 through March 31, 2022, other than with respect to the Purolite acquisition, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 46 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

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

In light of Russia’s invasion of Ukraine and the United States’ and other countries’ sanctions against Russia, we announced in April 2022 that we will focus our Russian business on operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on developments in the conflict or otherwise. Our Russian operations represented approximately 1% of our 2021 annual sales. In the first quarter of 2022, we recorded pre-tax charges of $18.0 million related to recoverability risk of certain assets in both Russia and Ukraine. Depending on developments, we may incur further charges relating to our Russia and Ukraine businesses. The conflict in Ukraine may escalate and/or expand in scope and the broader consequences of this conflict, which have included and/or may in the future include sanctions, embargoes, regional instability and geopolitical shifts; potential retaliatory action by the Russian government against companies, including us, such as nationalization of foreign businesses in Russia; and increased tensions between the United States and countries in which we operate cannot be predicted, nor can we predict the conflict’s impact on the global economy and on our business and financial results. The Russia and Ukraine conflict may also heighten many other risks disclosed in our report on Form 10-K, any of which could materially and adversely affect our business and financial results. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets.

Additionally, changes in U.S. or foreign government policy on international trade, including the imposition or continuation of tariffs, could materially and adversely affect our business. In 2018, the U.S. imposed tariffs on certain imports from China and other countries, resulting in retaliatory tariffs by China and other countries. While the U.S. and China signed a Phase One trade agreement in January 2020, which included the suspension and rollback of tariffs, the U.S. Senate subsequently passed legislation in 2021 aimed at countering China’s technical ambitions and similar legislation was introduced in the House in 2022. Any new tariffs imposed by the U.S., China or other countries or any additional retaliatory measures by any of these countries, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
January 1-31, 2022	188,500		$192.5547		188,500		5,661,687
February 1-28, 2022	705,649		181.9776		621,900		5,039,787
March 1-31, 2022	652,600		172.2329		652,600		4,387,187
Total	1,546,749		$179.1552		1,463,000		4,387,187

(1)	Includes 83,749 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1.

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

ECOLAB INC.

Date: May 5, 2022	By:	/s/ Jennifer J. Bradway

Jennifer J. Bradway
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)