Form 10-Q
period 2022-06-30
ECOLAB INC.
filed 2022-08-04
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of June 30, 2022: 284,989,208 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share amounts)	2022	2021	2022	2021

Product and equipment sales	$2,886.8	$2,514.4	$5,510.9	$4,807.8
Service and lease sales	693.8	648.3	1,336.4	1,239.9
Net sales	3,580.6	3,162.7	6,847.3	6,047.7
Product and equipment cost of sales	1,799.0	1,464.9	3,494.6	2,827.8
Service and lease cost of sales	412.1	379.1	789.9	728.2
Cost of sales (including special charges (a))	2,211.1	1,844.0	4,284.5	3,556.0
Selling, general and administrative expenses	940.1	853.3	1,854.8	1,716.2
Special (gains) and charges	3.6	17.6	27.7	30.4
Operating income	425.8	447.8	680.3	745.1
Other (income) expense (b)	(19.5)	2.5	(38.3)	(14.5)
Interest expense, net	56.0	45.6	109.0	97.3
Income before income taxes	389.3	399.7	609.6	662.3
Provision for income taxes	76.6	86.1	122.2	152.2
Net income including noncontrolling interest	312.7	313.6	487.4	510.1
Net income attributable to noncontrolling interest	4.4	2.8	7.2	5.7
Net income attributable to Ecolab	$308.3	$310.8	$480.2	$504.4

Earnings attributable to Ecolab per common share
Basic	$ 1.08	$ 1.09	$ 1.68	$ 1.76
Diluted	$ 1.08	$ 1.08	$ 1.67	$ 1.75

Weighted-average common shares outstanding
Basic	285.1	286.0	285.7	286.0
Diluted	286.6	288.8	287.4	288.9

(a)	Cost of sales includes special (gains) and charges of $1.7 and $3.7 in the second quarter of 2022 and 2021, respectively, and $54.6 and $23.3 in the first six months of 2022 and 2021, respectively, which is recorded in product and equipment cost of sales and service and lease cost of sales.
(b)	Other expense (income) includes special charges of $19.6 in the second quarter and first six months of 2021.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2022	2021	2022	2021

Net income including noncontrolling interest	$312.7	$313.6	$487.4	$510.1

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(162.7)	83.2	(120.5)	168.1
Gain (loss) on net investment hedges	71.4	(14.2)	90.3	(26.4)
Total foreign currency translation adjustments	(91.3)	69.0	(30.2)	141.7

Derivatives and hedging instruments	6.1	0.8	1.5	1.4

Pension and postretirement benefits	28.0	133.4	41.7	139.3

Subtotal	(57.2)	203.2	13.0	282.4

Total comprehensive income, including noncontrolling interest	255.5	516.8	500.4	792.5
Comprehensive income attributable to noncontrolling interest	1.5	2.1	3.3	4.3
Comprehensive income attributable to Ecolab	$254.0	$514.7	$497.1	$788.2

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
(millions, except per share amounts)	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$124.9	$359.9
Accounts receivable, net	2,668.0	2,478.4
Inventories	1,720.7	1,491.8
Other current assets	391.4	357.0
Total current assets	4,905.0	4,687.1
Property, plant and equipment, net	3,264.0	3,288.5
Goodwill	7,935.9	8,063.9
Other intangible assets, net	4,030.6	4,224.1
Operating lease assets	400.8	396.8
Other assets	627.3	546.0
Total assets	$21,163.6	$21,206.4

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$618.3	$411.0
Accounts payable	1,524.8	1,384.2
Compensation and benefits	434.8	509.5
Income taxes	73.6	104.3
Other current liabilities	1,154.5	1,144.2
Total current liabilities	3,806.0	3,553.2
Long-term debt	8,167.8	8,347.2
Postretirement health care and pension benefits	838.0	894.2
Deferred income taxes	630.4	622.0
Operating lease liabilities	291.8	282.6
Other liabilities	311.2	254.1
Total liabilities	14,045.2	13,953.3
Commitments and contingencies (Note 16)

Equity (a)
Common stock	364.5	364.1
Additional paid-in capital	6,529.8	6,464.6
Retained earnings	9,003.3	8,814.5
Accumulated other comprehensive loss	(1,617.9)	(1,634.8)
Treasury stock	(7,186.3)	(6,784.2)
Total Ecolab shareholders’ equity	7,093.4	7,224.2
Noncontrolling interest	25.0	28.9
Total equity	7,118.4	7,253.1
Total liabilities and equity	$21,163.6	$21,206.4

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 285.0 shares outstanding as of June 30, 2022 and 286.9 shares outstanding as of December 31, 2021. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30
(millions)	2022	2021

OPERATING ACTIVITIES
Net income including noncontrolling interest	$487.4	$510.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	311.2	303.9
Amortization	158.2	116.7
Deferred income taxes	(57.6)	39.5
Share-based compensation expense	52.8	58.9
Pension and postretirement plan contributions	(35.1)	(36.5)
Pension and postretirement plan (income) expense, net	(2.7)	23.6
Restructuring charges, net of cash paid	(13.4)	(15.9)
Other, net	10.1	12.0
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(234.0)	(19.1)
Inventories	(250.8)	(103.5)
Other assets	(43.2)	(53.8)
Accounts payable	163.8	33.5
Other liabilities	(54.2)	(71.1)
Cash provided by operating activities	492.5	798.3

INVESTING ACTIVITIES
Capital expenditures	(317.5)	(245.6)
Property and other assets sold	0.7	0.3
Acquisitions and investments in affiliates, net of cash acquired	(7.2)	(89.8)
Other, net	13.2	(12.7)
Cash used for investing activities	(310.8)	(347.8)

FINANCING ACTIVITIES
Net issuances (payments) of commercial paper and notes payable	208.0	(1.0)
Reacquired shares	(402.8)	(70.6)
Dividends paid	(300.1)	(286.6)
Exercise of employee stock options	12.7	40.4
Hedge settlements	55.4	2.0
Other, net	(1.4)	(2.5)
Cash used for financing activities	(428.2)	(318.3)

Effect of exchange rate changes on cash and cash equivalents	11.5	10.0

(Decrease) increase in cash and cash equivalents	(235.0)	142.2
Cash and cash equivalents, beginning of period	359.9	1,260.2
Cash and cash equivalents, end of period	$124.9	$1,402.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Second Quarter Ended June 30, 2022 and 2021
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, March 31, 2021	$363.0	$6,285.7	$8,299.3	($1,914.5)	($6,741.2)	$6,292.3	$27.8	$6,320.1

Net income			310.8			310.8	2.8	313.6
Other comprehensive income (loss) activity				203.9		203.9	(0.7)	203.2
Cash dividends declared (a)			(137.3)			(137.3)	(2.7)	(140.0)
Stock options and awards	0.2	47.6			0.4	48.2		48.2
Reacquired shares					(8.8)	(8.8)		(8.8)
Balance, June 30, 2021	$363.2	$6,333.3	$8,472.8	($1,710.6)	($6,749.6)	$6,709.1	$27.2	$6,736.3

Balance, March 31, 2022	$364.5	$6,501.5	$8,840.4	($1,563.6)	($7,061.2)	$7,081.6	$23.5	$7,105.1

Net income			308.3			308.3	4.4	312.7
Other comprehensive income (loss) activity				(54.3)		(54.3)	(2.9)	(57.2)
Cash dividends declared (a)			(145.4)			(145.4)	-	(145.4)
Stock options and awards	-	28.3			0.6	28.9		28.9
Reacquired shares					(125.7)	(125.7)		(125.7)
Balance, June 30, 2022	$364.5	$6,529.8	$9,003.3	($1,617.9)	($7,186.3)	$7,093.4	$25.0	$7,118.4

	Six Months Ended June 30, 2022 and 2021
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2020	$362.6	$6,235.0	$8,243.0	($1,994.4)	($6,679.7)	$6,166.5	$35.0	$6,201.5

Net income			504.4			504.4	5.7	510.1
Other comprehensive income (loss) activity				283.8		283.8	(1.4)	282.4
Cash dividends declared (a)			(274.6)			(274.6)	(12.1)	(286.7)
Stock options and awards	0.6	98.3			0.7	99.6		99.6
Reacquired shares					(70.6)	(70.6)		(70.6)
Balance, June 30, 2021	$363.2	$6,333.3	$8,472.8	($1,710.6)	($6,749.6)	$6,709.1	$27.2	$6,736.3

Balance, December 31, 2021	$364.1	$6,464.6	$8,814.5	($1,634.8)	($6,784.2)	$7,224.2	$28.9	$7,253.1

Net income			480.2			480.2	7.2	487.4
Other comprehensive income (loss) activity				16.9		16.9	(3.9)	13.0
Cash dividends declared (a)			(291.4)			(291.4)	(7.8)	(299.2)
Fair value adjustment of prior acquisition						-	0.6	0.6
Stock options and awards	0.4	65.2			0.7	66.3		66.3
Reacquired shares					(402.8)	(402.8)		(402.8)
Balance, June 30, 2022	$364.5	$6,529.8	$9,003.3	($1,617.9)	($7,186.3)	$7,093.4	$25.0	$7,118.4

(a)	Dividends declared per common share were $0.51 and $0.48 in the second quarter of 2022 and 2021, respectively and $1.02 and $0.96 in the first six months of 2022 and 2021, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the second quarter ended June 30, 2022 and 2021 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

With respect to the unaudited financial information of the Company for the second quarter ended June 30, 2022 and 2021 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated August 4, 2022 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2022	2021	2022	2021
Cost of sales
Restructuring activities	$0.8	$3.7	$3.4	$21.9
Acquisition and integration activities	0.9	-	28.5	-
COVID-19 activities, net	-	-	16.3	1.1
Russia/Ukraine activities	-	-	6.4	-
Other	-	-	-	0.3
Cost of sales subtotal	1.7	3.7	54.6	23.3

Special (gains) and charges
Restructuring activities	0.3	2.5	1.1	6.1
Acquisition and integration activities	3.4	1.3	10.9	2.5
COVID-19 activities, net	3.1	8.3	4.6	14.7
Russia/Ukraine activities	(5.7)	-	5.9	-
Other	2.5	5.5	5.2	7.1
Special (gains) and charges subtotal	3.6	17.6	27.7	30.4

Operating income subtotal	5.3	21.3	82.3	53.7

Other (income) expense	-	19.6	-	19.6

Total special (gains) and charges	$5.3	$40.9	$82.3	$73.3

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring activities

Restructuring activities relate to the Institutional Advancement Program, Accelerate 2020 and other immaterial restructuring programs which are described below. These activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

Institutional Advancement Program

The Company approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance our Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging our ongoing investments in digital technology. In February 2021, the Company expanded the Institutional Plan, and expect that these restructuring charges will be completed by 2023, with total anticipated costs of $65 million ($50 million after tax). The remaining costs are expected to be primarily cash expenditures for severance and non-cash costs related to equipment disposals. Actual costs may vary from these estimates depending on actions taken.

Certain activities contemplated in this Institutional Plan were previously approved in 2020 and included as part of Accelerate 2020. These activities were reclassified to the Institutional Plan. During the second quarter of 2022 and 2021, the Company recorded restructuring charges of $0.7 million ($0.6 million after tax) and $2.2 million ($1.6 million after tax), respectively, and in the first six months of 2022 and 2021 $2.1 million ($1.6 million after tax) and $8.1 million ($6.1 million after tax), respectively, primarily related to severance, disposals of equipment and office closures. The Company has recorded $49.9 million ($38.2 million after tax) of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $2.4 million as of June 30, 2022 and is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Institutional Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2020-2021 Activity
Recorded expense (income) and accrual	$23.8	$8.5	$15.5	$47.8
Net cash payments	(19.9)	-	(14.3)	(34.2)
Non-cash net charges	-	(8.5)	-	(8.5)
Restructuring liability, December 31, 2021	3.9	-	1.2	5.1

2022 Activity
Recorded expense (income) and accrual	0.1	1.4	0.6	2.1
Net cash payments	(3.3)	-	(0.1)	(3.4)
Non-cash net charges	-	(1.4)	-	(1.4)
Restructuring liability, June 30, 2022	$0.7	$-	$1.7	$2.4

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

The Company recorded restructuring charges (gains) of $0.1 million ($0.1 million after tax) and ($0.3) million ($0.2 million after tax) in the second quarter of 2022 and 2021, respectively, and $0.4 million ($0.2 million after tax) and $1.4 million ($1.6 million after tax) in the first six months of 2022 and 2021, respectively. The liability related to the Plan was $21.0 million as of the end of the second quarter of 2022. The Company has recorded $244.9 million ($190.2 million after tax) of cumulative restructuring charges under the Plan. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Accelerate 2020 Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018-2021 Activity
Recorded expense	$216.3	$8.3	$19.9	$244.5
Net cash payments	(183.4)	1.2	(17.2)	(199.4)
Non-cash charges	-	(9.5)	(2.0)	(11.5)
Effect of foreign currency translation	(0.9)	-	-	(0.9)
Restructuring liability, December 31, 2021	32.0	-	0.7	32.7

2022 Activity
Recorded expense	(0.2)	-	0.6	0.4
Net cash payments	(11.1)	-	(1.0)	(12.1)
Restructuring liability, June 30, 2022	$20.7	$-	$0.3	$21.0

Other Restructuring Activities

During the second quarter of 2022 and 2021, the Company recorded restructuring charges of $0.3 million ($0.2 million after tax) and $4.3 million ($5.6 million after tax), respectively, and during the first six months of 2022 and 2021 $2.0 million ($1.5 million after tax) and $18.5 million ($16.4 million after tax), respectively, related to other immaterial restructuring activity. The charges are primarily related to severance and asset write-offs.

The restructuring liability balance for all plans other than the Accelerate 2020 and Institutional Plan were $4.2 million and $4.6 million as of June 30, 2022 and December 31, 2021, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during 2022 related to all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $2.4 million.

Acquisition and integration related costs

Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statements of Income in the second quarter and first six months of 2022 include $0.9 million ($0.6 million after tax) and $28.5 million ($21.6 million after tax), respectively, related primarily to the recognition of fair value step-up in the Purolite Corporation (“Purolite”) inventory.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include $3.4 million ($2.4 million after tax) and $1.3 million ($1.0 million after tax) during the second quarter of 2022 and 2021, respectively and $10.9 million ($8.3 million after tax) and $2.5 million ($2.1 million after tax) during the first six months of 2022 and 2021, respectively. Charges are related to the Purolite, Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), and Bioquell PLC (“Bioquell”) acquisitions and consist of integration costs, advisory and legal fees.

Further information related to the Company’s acquisitions is included in Note 3.

COVID-19 activities

The Company recorded charges of $0.5 million and $4.1 million during the second quarter of 2022 and 2021, respectively, and $0.0 million and $10.0 million during the first six months of 2022 and 2021, respectively, to protect the wages of certain employees directly impacted by the COVID-19 pandemic. The Company recorded charges of $2.7 million and $4.9 million related to employee COVID-19 testing and related expenses during the second quarter of 2022 and 2021, respectively, and $6.1 million and $8.4 million during the first six months of 2022 and 2021, respectively. In addition, the Company received immaterial amounts of subsidies and government assistance, which were recorded in special (gains) and charges in the first six months of both 2022 and 2021. The Company recorded $15.0 million in inventory reserves related to excess sanitizer inventory and estimated disposal costs during the first quarter of 2022. COVID-19 pandemic charges are recorded in product and equipment cost of sales and special (gains) and charges on the Consolidated Statements of Income. After tax net charges (gains) related to the COVID-19 pandemic were $2.5 million and $6.4 million during the second quarter of 2022 and 2021, respectively, and $15.8 million and $11.3 million during the first six months of 2022 and 2021, respectively.

Russia/Ukraine activities

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, the Company has made the determination that it will limit its Russian business to operations that are essential to life, providing minimal support for its healthcare, life sciences, food and beverage and certain water businesses. The Company recorded recoveries of ($5.7) million ($5.7 million after tax) and charges of $12.3 million ($13.3 million after tax) in the second quarter and first six months of 2022, respectively, related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other special charges of $2.5 million ($1.9 million after tax) and $5.2 million ($3.9 million after tax) recorded in the second quarter and first six months of 2022, respectively, relate primarily to certain legal charges, which are recorded in special (gains) and charges on the Consolidated Statements of Income.

Other special charges of $5.5 million ($4.4 million after tax) and $7.4 million ($5.8 million after tax) recorded in the second quarter and first six months of 2021, respectively, relate to certain legal charges and tax consulting fees associated with the ChampionX separation, which are recorded in special (gains) and charges and product and equipment cost of sales on the Consolidated Statements of Income.

Other (income) expense

During the second quarter and first six months of 2021, the Company incurred settlement expense recorded in other expense (income) on the Consolidated Statements of Income of $19.6 million ($14.9 million after tax) related to U.S. pension plan lump-sum payments to retirees.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheets at fair value as of their acquisition dates. The purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration exchanged. Purchase consideration is reduced by the amount of cash or cash equivalents acquired. No acquisitions occurred during the first six months of 2022 and acquisitions during the first six months of 2021 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

During the first quarter of 2021, the Company acquired VanBaerle Hygiene AG (“VanBaerle”), a Switzerland-based business which sells cleaning products and related services to restaurants, long-term care facilities, hotels and laundries primarily for institutional applications. VanBaerle became part of the Global Institutional & Specialty reporting segment. Purchase accounting for the VanBaerle acquisition was finalized in the fourth quarter of 2021. The goodwill related to the acquisition of VanBaerle is not tax deductible.

Also, during the first quarter of 2021, the Company acquired TechTex Holdings Limited (“TechTex”), a U.K.-based business which sells wet and dry wipes and other nonwovens products primarily for life sciences and healthcare applications. TechTex became part of the Global Healthcare & Life Sciences reporting segment. Purchase accounting for the TechTex acquisition was finalized in the first quarter of 2022. The goodwill related to the acquisition of TechTex is not tax deductible.

There were no acquisitions during the second quarter of 2022 or 2021. The following table summarizes the acquisition date fair value of net assets acquired from the Company’s acquisitions during the first six months of 2022 and 2021:

	Six Months Ended
	June 30
(millions)	2022	2021
Net tangible assets (liabilities) acquired	$-	($2.4)

Identifiable intangible assets
Customer relationships	-	31.1
Trademarks	-	3.6
Other technology	-	1.5
Total intangible assets	-	36.2

Goodwill	-	59.0
Total aggregate purchase price	-	92.8

Acquisition-related liabilities and contingent consideration (a)	-	(4.4)
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration	$-	$88.4

(a)	Subsequent to the acquisitions, $1.4 in contingent consideration was remitted to the seller during the first six months of 2021 and is included in investing activities on the Consolidated Statements of Cash Flows.

During the first six months of 2022, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting for its acquisition of TechTex, as well as continued adjustment of its second half 2021 acquisitions of National Wiper Alliance, Inc. (“NWA”), EPN Water Col, Ltd (“EPN”), and Purolite. The purchase accounting of NWA, EPN and Purolite has not been finalized; purchase accounting will be finalized in the second half of 2022. As a result of these purchase accounting adjustments, the Company made $7.2 million of acquisition-related payments, acquisition related net liabilities increased by $7.1 million, definite-lived intangible assets decreased by $5.6 million, and goodwill increased by $19.9 million.

During the second quarter of 2021, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting on its 2020 acquisitions. As a result of these purchase accounting adjustments, the acquisition related liabilities and goodwill recognized from those acquisition decreased by $0.9 million.

No intangible assets were acquired during the first six months of 2022. The weighted average useful life of identifiable intangible assets acquired during the first six months of 2021 was 13 years.

4. BALANCE SHEETS INFORMATION

	June 30	December 31
(millions)	2022	2021
Accounts receivable, net
Accounts receivable	$2,765.8	$2,549.9
Allowance for expected credit losses and other accruals	(97.8)	(71.5)
Total	$2,668.0	$2,478.4

Inventories
Finished goods	$1,101.8	$1,010.6
Raw materials and parts	743.0	596.1
Inventories at FIFO cost	1,844.8	1,606.7
FIFO cost to LIFO cost difference	(124.1)	(114.9)
Total	$1,720.7	$1,491.8

Other current assets
Prepaid assets	$133.0	$121.2
Taxes receivable	158.7	151.3
Derivative assets	62.6	61.4
Other	37.1	23.1
Total	$391.4	$357.0

Property, plant and equipment, net
Land	$164.6	$159.2
Buildings and leasehold improvements	1,131.2	1,134.1
Machinery and equipment	1,975.2	1,968.7
Merchandising and customer equipment	2,743.1	2,708.2
Capitalized software	927.0	884.6
Construction in progress	358.0	325.0
	7,299.1	7,179.8
Accumulated depreciation	(4,035.1)	(3,891.3)
Total	$3,264.0	$3,288.5

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,376.3	3,444.6
Trademarks	563.6	561.1
Patents	500.0	496.3
Other technology	519.7	527.2
	4,959.6	5,029.2
Accumulated amortization
Customer relationships	(1,518.9)	(1,440.9)
Trademarks	(185.3)	(170.3)
Patents	(284.4)	(269.3)
Other technology	(170.4)	(154.6)
	(2,159.0)	(2,035.1)
Net intangible assets subject to amortization	2,800.6	2,994.1
Total	$4,030.6	$4,224.1

Other assets
Deferred income taxes	$117.3	$120.6
Pension	146.7	114.6
Derivative asset	87.1	29.4
Other	276.2	281.4
Total	$627.3	$546.0

	June 30	December 31
(millions)	2022	2021
Other current liabilities
Discounts and rebates	$356.2	$341.1
Dividends payable	145.4	146.3
Interest payable	63.2	47.7
Taxes payable, other than income	155.9	154.2
Derivative liability	3.5	-
Restructuring	24.4	39.1
Contract liability	99.1	91.7
Operating lease liabilities	109.3	115.1
Other	197.5	209.0
Total	$1,154.5	$1,144.2

Accumulated other comprehensive income (loss)
Unrealized gain (loss) on derivative financial instruments, net of tax	$6.4	$4.9
Unrecognized pension and postretirement benefit expense, net of tax	(591.1)	(632.8)
Cumulative translation, net of tax	(1,033.2)	(1,006.9)
Total	($1,617.9)	($1,634.8)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of June 30, 2022 and December 31, 2021.

	June 30	December 31
(millions)	2022	2021
Short-term debt
Commercial paper	$604.0	$400.0
Notes payable	11.8	8.5
Long-term debt, current maturities	2.5	2.5
Total	$618.3	$411.0

Lines of Credit

As of June 30, 2022, the Company has a $2.0 billion multi-year revolving credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either June 30, 2022 or December 31, 2021.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had $604.0 million and $400.0 million outstanding commercial paper under its U.S. program as of June 30, 2022 and December 31, 2021, respectively.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of June 30, 2022 and December 31, 2021, the Company had $11.8 million and $8.5 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of June 30, 2022 and December 31, 2021.

	Maturity	June 30	December 31
(millions)	by Year	2022	2021

Long-term debt
Public notes (2022 principal amount)
Two year 2021 senior notes ($500 million)	2023	$497.9	$497.2
Seven year 2016 senior notes (€575 million)	2024	615.2	649.3
Ten year 2015 senior notes (€575 million)	2025	615.4	649.7
Ten year 2016 senior notes ($750 million)	2026	728.8	744.9
Ten year 2017 senior notes ($500 million)	2027	450.7	488.4
Six Year 2021 senior notes ($500 million)	2027	496.1	495.7
Ten year 2020 senior notes ($698 million)	2030	675.7	709.1
Ten year 2020 senior notes ($600 million)	2031	567.1	593.4
Eleven year 2021 senior notes ($650 million)	2032	644.3	644.0
Thirty year 2011 senior notes ($389 million)	2041	384.4	384.3
Thirty year 2016 senior notes ($200 million)	2046	197.2	197.2
Thirty year 2017 senior notes ($484 million)	2047	424.9	424.3
Thirty year 2020 senior notes ($500 million)	2050	490.6	490.4
Thirty year 2021 senior notes ($850 million)	2051	838.7	838.5
Thirty-four year 2021 senior notes ($685 million)	2055	536.2	535.3
Finance lease obligations and other		7.1	8.0
Total debt		8,170.3	8,349.7
Long-term debt, current maturities		(2.5)	(2.5)
Total long-term debt		$8,167.8	$8,347.2

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

Covenants

The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of June 30, 2022.

Net Interest Expense

Interest expense and interest income recognized during the second quarter and first six months of 2022 and 2021 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2022	2021	2022	2021
Interest expense	$57.3	$51.7	$112.4	$105.5
Interest income	(1.3)	(6.1)	(3.4)	(8.2)
Interest expense, net	$56.0	$45.6	$109.0	$97.3

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill arises from the Company’s acquisitions and represents the excess of the fair value of the purchase consideration exchanged over the fair value of net assets acquired. The Company’s reporting units are largely its operating segments. Following the acquisition of Purolite on December 1, 2021, our Life Sciences Operating Segment consists of the Purolite and Global Life Sciences Reporting Units. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, the Company completes an interim goodwill assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.

During the second quarter of 2022, the Company completed its annual goodwill impairment assessment for eleven of its twelve reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. The Company’s goodwill impairment assessments for 2022 indicated the estimated fair values of each of these eleven reporting units exceeded the carrying amounts of the respective reporting unit by a significant margin. Given the recent acquisition of Purolite, the Company’s annual goodwill impairment assessment of the Purolite Reporting Unit was qualitative in nature and considered information regarding its operations, financial performance and the macroeconomic environment. After weighting both positive and negative information, it is more likely than not that the fair value of the Purolite Reporting Unit exceeds its carrying amount. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the six months ended June 30, 2022 were as follows:

		Global	Global
	Global	Institutional	Healthcare &
(millions)	Industrial	& Specialty	Life Sciences	Other	Total
December 31, 2021	$4,270.1	$576.5	$2,974.2	$243.1	$8,063.9
Prior year business combinations (a)	2.1	-	17.8	-	19.9
Effect of foreign currency translation	(79.1)	(5.6)	(60.3)	(2.9)	(147.9)
June 30, 2022	$4,193.1	$570.9	$2,931.7	$240.2	$7,935.9

(a)	Represents purchase accounting adjustments associated with 2021 acquisitions.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite-lived intangible asset, which is tested for impairment on an annual basis during the second quarter. During the second quarter of 2022, the Company completed its annual impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. The Company’s Nalco tradename impairment assessment for 2022 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technology primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the second quarter of 2022 and 2021 was $78.7 million and $52.2 million, respectively. Total amortization expense related to intangible assets during the first six months of 2022 and 2021 was $158.2 and $116.7 million, respectively. Amortization expense related to intangible assets for the remaining six-month period of 2022 is expected to be approximately $159 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	June 30, 2022
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$153.0	$-	$153.0	$-
Cross-currency swap derivative contracts	58.4	-	58.4	-

Liabilities
Foreign currency forward contracts	44.9	-	44.9	-
Interest rate swap agreements	119.3	-	119.3	-

	December 31, 2021
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$94.5	$-	$94.5	$-
Interest rate swap agreements	1.8	-	1.8	-
Cross-currency swap derivative contracts	9.4	-	9.4	-

Liabilities
Foreign currency forward contracts	12.6	-	12.6	-
Interest rate swap agreements	10.1	-	10.1	-
Cross-currency swap derivative contracts	1.6	-	1.6	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$8,170.3	$7,669.0	$8,349.7	$9,085.3

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	June 30	December 31	June 30	December 31
(millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments
Foreign currency forward contracts	$100.6	$44.7	$7.8	$2.6
Interest rate swap agreements	-	1.8	119.3	10.1
Cross-currency swap derivative contracts	58.4	9.4	-	1.6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	52.4	49.8	37.1	10.0
Gross value of derivatives	211.4	105.7	164.2	24.3

Gross amounts offset in the Consolidated Balance Sheets	(61.7)	(14.9)	(61.7)	(14.9)
Net value of derivatives	$149.7	$90.8	$102.5	$9.4

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	June 30	December 31
(millions)	2022	2021

Foreign currency forward contracts	$ 4,643	$ 4,059
Interest rate swap agreements	1,500	1,250
Cross-currency swap derivative contracts	456	482

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

In April 2022, the Company entered into an interest rate swap agreement that converted $250 million of its 4.8% debt from a fixed interest rate to a floating interest rate. In aggregate, the Company has entered into a series of interest rate swap agreements to convert $1.5 billion of its debt from a fixed interest rate to a floating interest rate. These interest rate swap agreements are designated as fair value hedges.

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	Second Quarter Ended		Second Quarter Ended
Line item in which the hedged item is included	June 30		June 30
(millions)	2022	2021	2022	2021
Long-term debt	$1,376.4	$249.2	($125.9)	($1.1)

Net Investment Hedges

The Company designates its outstanding €1,150 million ($1,231 million at the end of the second quarter of 2022) senior notes (“Euronotes”) and related accrued interest as hedges of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

The Company entered into a series of cross-currency swap derivative contracts maturing in 2030. The cross-currency swap derivative contracts are designated as net investment hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of June 30, 2022, the Company had €425 million ($456 million) cross-currency swap derivative contracts outstanding as hedges of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2022	2021	2022	2021
Revaluation gain (loss), net of tax:
Euronotes	$42.5	($14.2)	$52.8	($26.4)
Cross-currency swap derivative contracts	28.9	-	37.5	-
Total revaluation gain (loss), net of tax	$71.4	($14.2)	$90.3	($26.4)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	Second Quarter Ended
	June 30
	2022			2021
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$0.8	$38.2	$-	($3.6)	($20.2)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	3.9	-	-	5.7
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.6)	-	-	(0.6)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	34.2	-	-	4.5	-
Total gain (loss) of all derivative instruments	$0.8	$72.4	$3.3	($3.6)	($15.7)	$5.1

	Six Months Ended
	June 30
	2022			2021
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$0.8	$52.1	$-	($4.6)	($37.4)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	7.7	-	-	11.3
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(1.2)	-	-	(1.2)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income (a)	-	48.4	-	-	5.8	-
Total gain (loss) of all derivative instruments	$0.8	$100.5	$6.5	($4.6)	($31.6)	$10.1

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2022	2021	2022	2021
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative & hedging instruments
Amount recognized in AOCI	$49.7	($18.7)	$60.4	($30.9)
Loss (gain) reclassified from AOCI into income
COS	(0.8)	3.6	(0.8)	4.6
SG&A	(38.2)	20.2	(52.1)	37.4
Interest (income) expense, net	(3.3)	(5.1)	(6.5)	(10.1)
	(42.3)	18.7	(59.4)	31.9
Other activity	0.5	(0.4)	0.5	(0.7)
Tax impact	(1.8)	1.2	-	1.1
Net of tax	$6.1	$0.8	$1.5	$1.4

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net actuarial gain	$-	$145.0	$-	$145.0
Amount reclassified from AOCI into income
Settlement charge	-	19.6	0.9	19.6
Amortization of net actuarial loss and prior period service credits, net	14.5	21.7	29.4	43.5
	14.5	186.3	30.3	208.1
Other activity	16.8	(7.8)	17.9	(18.4)
Tax impact	(3.3)	(45.1)	(6.5)	(50.4)
Net of tax	$28.0	$133.4	$41.7	$139.3

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	($31.9)	$14.2	($44.8)	$24.2

Pension and postretirement benefits amortization of net actuarial losses
and prior service credits reclassified from AOCI into income, net of tax	28.0	23.5	41.7	29.4

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20,000,000 shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of June 30, 2022, 3,663,197 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first six months of 2022, the Company reacquired 2,284,094 shares of its common stock, of which 2,186,990 related to share repurchases through open market and 97,104 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During the first six months of 2021, the Company reacquired 333,690 shares of its common stock, of which 231,647 related to share repurchases through open market and 102,043 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share)	2022	2021	2022	2021

Net income attributable to Ecolab	$308.3	$310.8	$480.2	$504.4

Weighted-average common shares outstanding
Basic	285.1	286.0	285.7	286.0
Effect of dilutive stock options and units	1.5	2.8	1.7	2.9
Diluted	286.6	288.8	287.4	288.9

Earnings attributable to Ecolab per common share
Basic EPS	$ 1.08	$ 1.09	$ 1.68	$ 1.76
Diluted EPS	$ 1.08	$ 1.08	$ 1.67	$ 1.75

Anti-dilutive securities excluded from the computation of diluted EPS	2.6	1.1	2.6	1.1

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 19.7% and 21.5% for the second quarter of 2022 and 2021, respectively, and 20.0% and 23.0% for the first six months of 2022 and 2021, respectively. The change in the Company’s tax rate for the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax expense related to discrete tax items of $3.7 million and $4.7 million in the second quarter and first six months of 2022, respectively. This included share-based compensation excess tax benefits of $0.7 million and $3.6 million in the second quarter and first six months of 2022, respectively. The amount of this tax benefit is subject to variation in stock price and award exercises. Additionally, the Company recognized discrete tax expense of $4.4 million and $8.3 million during the second quarter and first six months of 2022, respectively, primarily due to audit settlements, reserves for uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

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

The components of net periodic pension and postretirement health care benefit expense for the second quarter ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2022	2021	2022	2021	2022	2021
Service cost	$10.5	$10.8	$6.9	$8.2	$0.2	$0.2
Interest cost on benefit obligation	14.1	12.5	5.5	4.4	0.8	0.7
Expected return on plan assets	(36.7)	(38.6)	(17.6)	(17.7)	(0.1)	(0.1)
Recognition of net actuarial loss (gain)	10.0	16.2	5.8	7.3	(0.1)	0.2
Amortization of prior service benefit	(1.2)	(1.7)	-	(0.3)	-	-
Curtailments and settlements (a)	-	19.6	-	-	-	-
Total expense (benefit)	($3.3)	$18.8	$0.6	$1.9	$0.8	$1.0

The components of net periodic pension and postretirement health care benefit expense for the six months ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2022	2021	2022	2021	2022	2021
Service cost	$21.0	$21.6	$14.2	$16.1	$0.4	$0.4
Interest cost on benefit obligation	28.2	25.0	11.2	8.7	1.6	1.4
Expected return on plan assets	(73.4)	(77.2)	(36.0)	(35.3)	(0.2)	(0.2)
Recognition of net actuarial loss (gain)	20.0	32.4	11.8	14.5	(0.2)	0.4
Amortization of prior service benefit	(2.2)	(3.4)	-	(0.4)	-	-
Curtailments and settlements (a)	0.9	19.6	-	-	-	-
Total expense (benefit)	($5.5)	$18.0	$1.2	$3.6	$1.6	$2.0

(a)	Settlement expense was recognized as special charges in the second quarter and first six months of 2021.

Service cost is included as employee compensation cost in either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of June 30, 2022, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first six months of 2022, the Company made contributions of $7 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $8 million to such plans during the remainder of 2022.

During the first six months of 2022, the Company made contributions of $23 million to its international pension plans and estimates it will contribute an additional $25 million to such plans during the remainder of 2022.

During the first six months of 2022, the Company made contributions of $5 million to its U.S. postretirement health care plans and estimates it will contribute an additional $6 million to such plans during the remainder of 2022.

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

On June 3, 2020, the Company completed the separation of its Upstream Energy business (“ChampionX”). The Company entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for the second quarter of 2022 and 2021 were $33.9 million and $34.5 million, respectively, and first six months of 2022 and 2021 were $68.6 million and $67.3 million, respectively. As of June 30, 2022, the Company had an outstanding accounts receivable balance for sales of product to ChampionX of $18.1 million.

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

The Company’s operating lease revenue was as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2022	2021	2022	2021
Operating lease revenue*	$115.2	$105.7	$227.3	$203.1

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

Net sales at public exchange rates by reportable segment are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2022	2021	2022	2021
Global Industrial
Product and sold equipment	$1,471.4	$1,327.5	$2,829.8	$2,555.0
Service and lease equipment	218.5	217.0	425.8	420.5
Global Institutional & Specialty
Product and sold equipment	934.2	805.1	1,758.8	1,507.8
Service and lease equipment	193.0	170.9	375.4	325.6
Global Healthcare & Life Sciences
Product and sold equipment	360.2	272.9	694.2	536.0
Service and lease equipment	30.7	28.9	59.5	58.5
Other
Product and sold equipment	87.1	74.2	159.5	141.3
Service and lease equipment	251.6	231.3	475.6	434.9
Corporate
Product and sold equipment	33.9	34.7	68.6	67.7
Service and lease equipment	-	0.2	0.1	0.4
Total
Total product and sold equipment	$2,886.8	$2,514.4	$5,510.9	$4,807.8
Total service and lease equipment	$693.8	$648.3	$1,336.4	$1,239.9

Net sales at public exchange rates by geographic region for the second quarter ended June 30 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

North America	$776.6	$692.8	$828.1	$734.5	$157.7	$108.7	$214.9	$187.7	$30.3	$25.0
Europe	341.3	342.1	164.3	120.9	184.8	169.7	69.7	62.9	0.9	1.2
Asia Pacific	209.0	197.6	53.0	50.3	24.0	14.8	19.6	19.7	1.1	1.3
Latin America	156.0	134.3	41.5	31.1	4.7	2.0	13.1	12.7	1.6	6.2
Greater China	106.5	95.5	26.6	29.9	15.2	1.5	18.8	19.3	-	0.6
India, Middle East and Africa	100.5	82.2	13.7	9.3	4.5	5.1	2.6	3.2	-	0.6
Total	$1,689.9	$1,544.5	$1,127.2	$976.0	$390.9	$301.8	$338.7	$305.5	$33.9	$34.9

Net sales at public exchange rates by geographic region for the six months ended June 30 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
(millions)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

North America	$1,493.2	$1,329.2	$1,560.1	$1,357.2	$302.7	$207.4	$396.6	$348.5	$59.7	$47.7
Europe	654.8	655.2	301.0	228.2	358.1	345.3	131.8	120.7	1.5	1.8
Asia Pacific	414.1	387.0	105.7	101.6	43.0	25.5	36.2	37.8	2.1	2.7
Latin America	292.4	259.5	78.3	62.4	10.3	2.5	26.1	24.7	5.1	12.7
Greater China	216.7	189.8	64.4	66.1	29.7	2.7	39.1	38.2	0.1	1.2
India, Middle East and Africa	184.4	154.8	24.7	17.9	9.9	11.1	5.3	6.3	0.2	2.0
Total	$3,255.6	$2,975.5	$2,134.2	$1,833.4	$753.7	$594.5	$635.1	$576.2	$68.7	$68.1

Net sales by geographic region were determined based on origin of sale. The United States made up 53% and 52% of total revenues during the six months ended June 30, 2022 and 2021, respectively.

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

The Company’s allowance for expected return of products shipped and credits related to pricing or quantities shipped was $24.9 million and $19.3 million as of June 30, 2022 and 2021, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

	Six Months Ended
	June 30
(millions)	2022	2021

Beginning balance	$52.8	$68.4
Bad debt expense	24.8	7.1
Write-offs	(8.5)	(8.5)
Other (a)	3.8	(6.2)
Ending balance	$72.9	$60.8

(a)	Other amounts are primarily the effects of changes in currency translations.

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

The following table summarizes the contract liability activity:

	Six Months Ended
	June 30
(millions)	2022	2021

Contract liability as of beginning of the year	$91.7	$80.4

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(91.7)	(80.4)

Increases due to billings excluding amounts recognized as revenue during the period ended	99.1	87.9

Contract liability as of end of period	$99.1	$87.9

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

Comparability of Reportable Segments

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminates the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. The “Fixed Currency Rate Change” column shown in the following table reflects international operations at fixed currency exchange rates established by management at the beginning of 2022, rather than the 2021 established rates. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported within the “Effect of foreign currency translation” row in the following table. The “Other” column shown in the following table reflects immaterial changes between reportable segments, including the movement of certain customers and cost allocations.

The impact of the preceding changes on previously reported full year 2021 reportable segment net sales and operating income is summarized as follows:

	December 31, 2021

	2021 Reported		Fixed	2021 Reported
	Valued at 2021		Currency	Valued at 2022
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$6,304.9	$-	($218.1)	$6,086.8
Global Institutional & Specialty	3,978.2	-	(69.4)	3,908.8
Global Healthcare & Life Sciences	1,195.4	-	(45.8)	1,149.6
Other	1,226.9	-	(25.9)	1,201.0
Corporate	139.4	-	(2.0)	137.4
Subtotal at fixed currency rates	12,844.8	-	(361.2)	12,483.6
Effect of foreign currency translation	(111.7)	-	361.2	249.5
Consolidated reported GAAP net sales	$12,733.1	$-	$-	$12,733.1

Operating Income
Global Industrial	$1,031.0	$4.0	($49.3)	$985.7
Global Institutional & Specialty	556.9	(3.8)	(7.4)	545.7
Global Healthcare & Life Sciences	160.9	(0.9)	(7.7)	152.3
Other	187.3	0.7	(4.0)	184.0
Corporate	(318.6)		2.0	(316.6)
Subtotal at fixed currency rates	1,617.5	-	(66.4)	1,551.1
Effect of foreign currency translation	(18.9)		66.4	47.5
Consolidated reported GAAP operating income	$1,598.6	$-	$-	$1,598.6

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2022	2021	2022	2021
Net Sales
Global Industrial	$1,704.1	$1,502.3	$3,261.1	$2,887.2
Global Institutional & Specialty	1,135.1	963.5	2,140.2	1,807.6
Global Healthcare & Life Sciences	400.8	292.0	763.4	573.1
Other	342.3	300.3	638.3	565.7
Corporate	33.9	34.5	68.6	67.3
Subtotal at fixed currency rates	3,616.2	3,092.6	6,871.6	5,900.9
Effect of foreign currency translation	(35.6)	70.1	(24.3)	146.8
Consolidated reported GAAP net sales	$3,580.6	$3,162.7	$6,847.3	$6,047.7

Operating Income
Global Industrial	$227.0	$251.3	$416.2	$461.1
Global Institutional & Specialty	152.6	137.7	263.4	199.6
Global Healthcare & Life Sciences	58.5	46.1	102.6	88.7
Other	52.0	50.8	89.2	83.1
Corporate	(57.9)	(50.9)	(187.5)	(113.4)
Subtotal at fixed currency rates	432.2	435.0	683.9	719.1
Effect of foreign currency translation	(6.4)	12.8	(3.6)	26.0
Consolidated reported GAAP operating income	$425.8	$447.8	$680.3	$745.1

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

On June 1, 2022, TPC and seven of its affiliated companies filed for bankruptcy reorganization under Chapter 11 (Case No. 22-10493-CTG, United States Bankruptcy Court for the District of Delaware), and actions in the bankruptcy case are expected to continue through October 2022.

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

The Company evaluated contracts whose terms previously included references to LIBOR or one of its equivalents and identified two contracts requiring modifications of the interest rate provisions included therein. The Company applied certain of the expedients included in ASC 848 allowing the Company to account for the contract modifications prospectively. There were no financial statement impacts at the time of modification.

ASU 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	October 2021

Update to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer.

			January 1, 2023.	The Company is currently evaluating any potential future impacts on the Company's financial statements, any such changes would be prospective.

ASU 2021 -10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	November 2021

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of June 30, 2022, and the related consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2022 and 2021, and the consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 4, 2022

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

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition and the results of our divested businesses from the twelve months prior to divestiture. As part of the separation of ChampionX in 2020, we entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

OVERVIEW OF THE SECOND QUARTER ENDED JUNE 30, 2022

Sales Performance

When comparing second quarter 2022 against second quarter 2021, sales performance was as follows:

●	Reported net sales increased 13% to $3,581 million, fixed currency sales increased 17% and acquisition adjusted fixed currency sales increased 13%.
●	Fixed currency sales for our Global Industrial segment increased 13% to $1,704 million, as strong double-digit growth across all divisions was driven by accelerating total pricing and new business wins.
●	Fixed currency sales for our Global Institutional & Specialty segment increased 18% to $1,135 million. Very strong growth in the Institutional division reflected robust volume growth, accelerating total pricing, new business wins, and innovation. Specialty sales showed good growth, driven by strong quickservice sales.
●	Fixed currency sales for our Global Healthcare & Life Sciences segment increased 37% to $401 million. Acquisition adjusted fixed currency sales were flat as double-digit growth in Life Sciences was offset by modestly lower Healthcare sales. While Healthcare sales improved sequentially, its decline versus the prior year reflected good growth in North America that was more than offset by a modest sales decline in Europe.
●	Fixed currency sales and acquisition adjusted fixed currency sales for Other increased 14% to $342 million reflecting double-digit growth in Pest Elimination, Textile Care and Colloidal Technologies.

Financial Performance

When comparing second quarter 2022 against second quarter 2021, our financial performance was as follows:

●	Reported operating income decreased 5% to $426 million. Excluding the impact of special (gains) and charges from both 2022 and 2021 reported results, adjusted operating income decreased 8% and our adjusted fixed currency operating income decreased 4%.
●	Net income attributable to Ecolab decreased 1% to $308 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2022 and 2021 reported results, our adjusted net income attributable to Ecolab decreased 11%.
●	Reported diluted EPS of $1.08 was flat versus last year. Excluding the impact of special (gains) and charges and discrete tax items from both 2022 and 2021 reported results, adjusted diluted EPS decreased 10% to $1.10 in the second quarter of 2022.
●	Our reported tax rate was 19.7% during the second quarter of 2022, compared to 21.5% during the second quarter of 2021. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2022 and 2021 results, our adjusted tax rate was 19.2% during the second quarter of 2022, compared to 19.3% during the second quarter of 2021.

RESULTS OF OPERATIONS

Net Sales

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2022	2021	Change	2022	2021	Change
Product and equipment sales	$2,886.8	$2,514.4		$5,510.9	$4,807.8
Service and lease sales	693.8	648.3		1,336.4	1,239.9
Reported GAAP net sales	$3,580.6	$3,162.7	13%	$6,847.3	$6,047.7	13%
Effect of foreign currency translation	35.6	(70.1)		24.3	(146.8)
Non-GAAP fixed currency sales	$3,616.2	$3,092.6	17%	$6,871.6	$5,900.9	16%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2022 sales change are shown below:

	Second Quarter Ended	Six Months Ended
	June 30	June 30
(percent)	2022	2022
Volume	4%	5%
Price changes	9	9
Acquisition adjusted fixed currency sales change	13	13
Acquisitions and divestitures	4	4
Fixed currency sales change	17	16
Foreign currency translation	(3)	(3)
Reported GAAP net sales change	13%	13%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Second Quarter Ended				Six Months Ended
	June 30				June 30
	2022		2021		2022		2021
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,799.0		$1,464.9		$3,494.6		$2,827.8
Service and lease cost of sales	412.1		379.1		789.9		728.2
Reported GAAP COS and gross margin	$2,211.1	38.2%	$1,844.0	41.7%	$4,284.5	37.4%	$3,556.0	41.2%
Special (gains) and charges	1.7		3.7		54.6		23.3
Non-GAAP adjusted COS and gross margin	$2,209.4	38.3%	$1,840.3	41.8%	$4,229.9	38.2%	$3,532.7	41.6%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 38.2% and 41.7% for the second quarter of 2022 and 2021, respectively. Our reported gross margin was 37.4% and 41.2% for the first six months of 2022 and 2021, respectively. Special (gains) and charges included in items impacting cost of sales are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges within cost of sales, second quarter 2022 adjusted gross margin was 38.3% and our adjusted gross margin for the first six months of 2022 was 38.2%. These percentages compared against a second quarter 2021 adjusted gross margin of 41.8% and an adjusted gross margin of 41.6% for the first six months of 2021.

Our adjusted gross margin decreased when comparing the second quarter and first six months of 2022 against the second quarter and first six months of 2021, primarily reflecting accelerating total pricing that was more than offset by a significant increase in delivered product costs.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 26.3% and 27.1% for the second quarter and first six months of 2022, respectively, compared to 27.0% and 28.4% for the second quarter and first six months of 2021, respectively. The SG&A ratio to sales in the second quarter and first six months of 2022 decreased as sales leverage and cost savings more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2022	2021	2022	2021
Cost of sales
Restructuring activities	$0.8	$3.7	$3.4	$21.9
Acquisition and integration activities	0.9	-	28.5	-
COVID-19 activities, net	-	-	16.3	1.1
Russia/Ukraine activities	-	-	6.4	-
Other	-	-	-	0.3
Cost of sales subtotal	1.7	3.7	54.6	23.3

Special (gains) and charges
Restructuring activities	0.3	2.5	1.1	6.1
Acquisition and integration activities	3.4	1.3	10.9	2.5
COVID-19 activities, net	3.1	8.3	4.6	14.7
Russia/Ukraine activities	(5.7)	-	5.9	-
Other	2.5	5.5	5.2	7.1
Special (gains) and charges subtotal	3.6	17.6	27.7	30.4

Operating income subtotal	5.3	21.3	82.3	53.7

Other (income) expense	-	19.6	-	19.6

Total special (gains) and charges	$5.3	$40.9	$82.3	$73.3

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring activities

Restructuring activities relate to the Institutional Advancement Program, Accelerate 2020 and other immaterial restructuring programs which are described below. These activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

Further details related to our restructuring charges are included in Note 2.

Institutional Advancement Program

We approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance our Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging our ongoing investments in digital technology. In February 2021, we expanded the Institutional Plan, and we expect that these restructuring charges will be completed by 2023, with total anticipated costs of $65 million ($50 million after tax) or $0.17 per diluted share. The remaining costs are expected to be primarily cash expenditures for severance and non-cash charges related to equipment disposals. Actual costs may vary from these estimates depending on actions taken.

In the second quarter and first six months of 2022, we recorded restructuring charges of $0.7 million ($0.6 million after tax) or less than $0.01 per diluted share and $2.2 million ($1.6 million after tax) or less than $0.01 per diluted share, respectively, primarily related to severance, disposals of equipment and office closures. We have recorded $49.9 million ($38.2 million after tax), or $0.13 per diluted share of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $2.4 million as of June 30, 2022. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The Institutional Plan has delivered $47 million of cumulative cost savings with estimated annual cost savings of $50 million in continuing operations by 2024.

Accelerate 2020

During 2018, we formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. The goals of the Plan are to further simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilitates and focus on key long-term growth areas by further leveraging technology and structural improvements. During 2020, we expanded the Plan for additional costs and savings to further leverage the technology and structural improvements. Following the establishment of the separate Institutional Plan, we now expect that the restructuring activities will be completed by the end of 2022, with total anticipated costs of $255 million ($195 million after tax), or $0.68 per diluted share. Remaining costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

We recorded restructuring charges (gains) of $0.1 million ($0.1 million after tax), or less than $0.01 per diluted share and ($0.3) million ($0.2 million after tax), or less than $0.01 per diluted share in the second quarter of 2022 and 2021, respectively and $0.4 million ($0.2 million after tax), or less than $0.01 per diluted share and $1.4 million ($1.6 million after tax), or $0.01 per diluted share in the first six months of 2022 and 2021, respectively. The liability related to the Plan was $21.0 million as of the end of the second quarter of 2022. We have recorded $244.9 million ($190.2 million after tax), or $0.66 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The Plan has delivered $312 million of cumulative cost savings with estimated annual cost savings of $315 million in continuing operations by 2022.

Other Restructuring Activities

During the second quarter of 2022 and 2021, we incurred restructuring charges of $0.3 million ($0.2 million after tax), or less than $0.01 per diluted share and $4.3 million ($5.6 million after tax), or $0.01 per diluted share, respectively, and during the first six months of 2022 and 2021, we incurred $2.0 million ($1.5 million after tax), or less than $0.01 per diluted share and $18.5 million ($16.4 million after tax), or $0.06 per diluted share, respectively, related to other immaterial restructuring activity. The charges primarily related to severance and asset write-offs.

The restructuring liability balance for all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $4.2 million and $4.6 million as of June 30, 2022 and December 31, 2021, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during the second quarter of 2022 related to all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $2.4 million.

Acquisition and integration related costs

Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statements of Income in the second quarter and first six months of 2022 include $0.9 million ($0.6 million after tax) or less than $0.01 per diluted share and $28.5 million ($21.6 million after tax) or $0.08 per diluted share, respectively, and are related primarily to the recognition of fair value step-up in the Purolite inventory.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include $3.4 million ($2.4 million after tax) or less than $0.01 per diluted share and $10.9 million ($8.3 million after tax) or $0.03 per diluted share in the second quarter and first six months of 2022, respectively. Charges are related to Purolite, Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), and Bioquell PLC (“Bioquell”) acquisitions and consist of integration costs, advisory and legal fees.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include $1.3 million ($1.0 million after tax) or less than $0.01 per diluted share and $2.5 million ($2.1 million after tax) or $0.01 per diluted share in the second quarter and first six months of 2021, respectively. Charges are related to CID Lines, and Bioquell acquisitions and consist of integration costs, advisory and legal fees.

COVID-19 activities

We recorded charges of $0.5 million and $0.0 million during the second quarter and first six months of 2022, respectively to protect the wages of certain employees directly impacted by the COVID-19 pandemic. We also recorded charges of $2.7 million and $6.1 million related to employee COVID-19 testing and related expenses during the second quarter and first six months of 2022, respectively. In addition, we received immaterial amounts of subsidies and government assistance which were recorded in special (gains) and charges in the first six months of both 2022 and 2021. We recorded $15 million in inventory reserves related to excess sanitizer inventory and estimated disposal costs during the first quarter of 2022. COVID-19 pandemic charges are recorded in product and equipment cost of sales and special (gains) and charges on the Consolidated Statements of Income. Total after tax net charges (gains) related to the COVID-19 pandemic were $2.5 million or less than $0.01 per diluted share and $15.8 million or $0.05 per diluted share during the second quarter and first six months of 2022, respectively.

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

Russia/Ukraine activities

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We recorded recoveries of ($5.7) million ($5.7 million after tax) or $0.02 per diluted share and charges of $12.3 million ($13.3 million after tax) or $0.05 per diluted share in the second quarter and first six months of 2022, respectively, related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other special charges recorded in the second quarter and first six months of 2022 in special (gains) and charges on the Consolidated Statements of Income were $2.5 million ($1.9 million after tax) or less than $0.01 per diluted and $5.2 million ($3.9 million after tax) or $0.01 per diluted share, respectively, primarily related to certain legal charges.

Other special charges of $5.5 million ($4.4 million after tax) or $0.02 per diluted share and $7.4 million ($5.8 million after tax) or $0.02 per diluted share recorded in the second quarter and first six months of 2021, respectively, related to certain legal charges and tax consulting fees associated with the ChampionX separation, which are recorded in special (gains) and charges and product and equipment cost of sales on the Consolidated Statements of Income.

Operating Income and Operating Income Margin

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2022	2021	Change	2022	2021	Change
Reported GAAP operating income	$425.8	$447.8	(5)%	$680.3	$745.1	(9)%
Special (gains) and charges	5.3	21.3		82.3	53.7
Non-GAAP adjusted operating income	431.1	469.1	(8)%	762.6	798.8	(5)%
Effect of foreign currency translation	6.4	(12.8)		3.6	(26.0)
Non-GAAP adjusted fixed currency operating income	$437.5	$456.3	(4)%	$766.2	$772.8	(1)%

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(percent)	2022	2021		2022	2021
Reported GAAP operating income margin	11.9%	14.2%		9.9%	12.3%
Non-GAAP adjusted operating income margin	12.0%	14.8%		11.1%	13.2%
Non-GAAP adjusted fixed currency operating income margin	12.1%	14.8%		11.2%	13.1%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income decreased 5% and 9% in the second quarter and first six months of 2022, respectively, versus the comparable period of 2021. Our reported operating income for 2022 and 2021 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2022 and 2021 reported results, our adjusted operating income decreased 8% and 5% in the second quarter and first six months of 2022, respectively.

As shown in the previous table, foreign currency had a 4 percentage points impact on adjusted operating income growth for both the second quarter and first six months of 2022, respectively. Foreign currency had a 10 and 4 percentage points impact on adjusted operating income growth for the second quarter and first six months of 2021, respectively.

Other (Income) Expense

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2022	2021	Change	2022	2021	Change
Reported GAAP other (income) expense	($19.5)	$2.5	(880)%	($38.3)	($14.5)	164%
Special (gains) and charges	-	19.6		-	19.6
Non-GAAP adjusted other (income) expense	($19.5)	($17.1)	14%	($38.3)	($34.1)	12%

Other expense (income) was ($19.5) million and $2.5 million in the second quarter of 2022 and 2021, respectively. Other income was $38.3 million and $14.5 million in the first six months of 2022 and 2021, respectively. We recognized pension settlement expense of $19.6 million in special (gains) and charges in second quarter of 2021.

Interest Expense, Net

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2022	2021	Change	2022	2021	Change
Reported GAAP interest expense, net	$56.0	$45.6	23%	$109.0	$97.3	12%

Reported net interest expense was $56.0 million and $45.6 million in the second quarter of 2022 and 2021, respectively. Reported net interest expense was $109.0 million and $97.3 million in the first six months of 2022 and 2021, respectively. The increase in interest expense when comparing 2022 against 2021 was driven primarily by interest on new debt issued to fund the Purolite acquisition, partially offset by benefits from debt refinancing transactions completed last year.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2022	2021	2022	2021
Reported GAAP tax rate	19.7%	21.5%	20.0%	23.0%
Tax rate impact of:
Special (gains) and charges	0.4	(0.4)	-	(0.3)
Discrete tax items	(0.9)	(1.8)	(0.7)	(3.2)
Non-GAAP adjusted tax rate	19.2%	19.3%	19.3%	19.5%

Our reported tax rate was 19.7% and 21.5% for the second quarter of 2022 and 2021, respectively and 20.0% and 23.0% for the first six months of 2022 and 2021, respectively. The change in our tax rate for the second quarter and first six months of 2022 versus the comparable period of 2021 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax expense related to discrete tax items of $3.7 million and $4.7 million in the second quarter and first six months of 2022, respectively. This included share-based compensation excess tax benefits of $0.7 million and $3.6 million in the second quarter and first six months of 2022, respectively. The amount of this tax benefit is subject to variation in stock price and award exercises. Additionally, we recognized discrete tax expense of $4.4 million and $8.3 million in the second quarter and first six months of 2022, respectively, primarily due to audit settlements, reserves for uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

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

The decrease in the second quarter and first six months of 2022 adjusted tax rate compared to 2021 was primarily due to the geographic mix of income and tax planning.

Net Income Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2022	2021	Change	2022	2021	Change
Reported GAAP net income attributable to Ecolab	$308.3	$310.8	(1)%	$480.2	$504.4	(5)%
Adjustments:
Special (gains) and charges, after tax	2.6	34.1		66.2	58.3
Discrete tax net expense	3.7	7.7		4.7	23.8
Non-GAAP adjusted net income attributable to Ecolab	$314.6	$352.6	(11)%	$551.1	$586.5	(6)%

Diluted EPS

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(dollars)	2022	2021	Change	2022	2021	Change
Reported GAAP diluted EPS	$1.08	$ 1.08	-%	$1.67	$ 1.75	(5)%
Adjustments:
Special (gains) and charges, after tax	0.01	0.12		0.23	0.20
Discrete tax net expense	0.01	0.02		0.02	0.08
Non-GAAP adjusted diluted EPS	$1.10	$ 1.22	(10)%	$1.92	$ 2.03	(5)%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately ($0.06) and ($0.09) per share on diluted EPS for the second quarter and first six months of 2022, respectively, when compared to the comparable periods of 2021.

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

Fixed currency net sales and operating income for the second quarter and first six months of 2022 and 2021 for our reportable segments are shown in the following tables:

Net Sales	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2022	2021	Change	2022	2021	Change
Global Industrial	$1,704.1	$1,502.3	13%	$3,261.1	$2,887.2	13%
Global Institutional & Specialty	1,135.1	963.5	18	2,140.2	1,807.6	18
Global Healthcare & Life Sciences	400.8	292.0	37	763.4	573.1	33
Other	342.3	300.3	14	638.3	565.7	13
Corporate	33.9	34.5	(2)	68.6	67.3	2
Subtotal at fixed currency	3,616.2	3,092.6	17	6,871.6	5,900.9	16
Effect of foreign currency translation	(35.6)	70.1		(24.3)	146.8
Consolidated reported GAAP net sales	$3,580.6	$3,162.7	13%	$6,847.3	$6,047.7	13%

Operating Income	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2022	2021	Change	2022	2021	Change
Global Industrial	$227.0	$251.3	(10)%	$416.2	$461.1	(10)%
Global Institutional & Specialty	152.6	137.7	11	263.4	199.6	32
Global Healthcare & Life Sciences	58.5	46.1	27	102.6	88.7	16
Other	52.0	50.8	2	89.2	83.1	7
Corporate	(57.9)	(50.9)	14	(187.5)	(113.4)	65
Subtotal at fixed currency	432.2	435.0	(1)	683.9	719.1	(5)
Effect of foreign currency translation	(6.4)	12.8		(3.6)	26.0
Consolidated reported GAAP operating income	$425.8	$447.8	(5)%	$680.3	$745.1	(9)%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	Second Quarter Ended
	June 30
Net Sales	2022			2021
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,704.1	($7.2)	$1,696.9	$1,502.3	$-	$1,502.3
Global Institutional & Specialty	1,135.1	-	1,135.1	963.5	-	963.5
Global Healthcare & Life Sciences	400.8	(110.1)	290.7	292.0	-	292.0
Other	342.3	-	342.3	300.3	-	300.3
Corporate	33.9	(33.9)	-	34.5	(34.5)	-
Subtotal at fixed currency	3,616.2	(151.2)	3,465.0	3,092.6	(34.5)	3,058.1
Effect of foreign currency translation	(35.6)			70.1
Total reported net sales	$3,580.6			$3,162.7

Operating Income	2022			2021
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$227.0	($1.3)	$225.7	$251.3	$-	$251.3
Global Institutional & Specialty	152.6	-	152.6	137.7	-	137.7
Global Healthcare & Life Sciences	58.5	(29.9)	28.6	46.1	-	46.1
Other	52.0	-	52.0	50.8	-	50.8
Corporate	(52.6)	22.7	(29.9)	(29.6)	-	(29.6)
Non-GAAP adjusted fixed currency operating income	437.5	(8.5)	429.0	456.3	-	456.3
Special (gains) and charges	5.3			21.3
Subtotal at fixed currency	432.2			435.0
Effect of foreign currency translation	(6.4)			12.8
Total reported operating income	$425.8			$447.8

	Six Months Ended
	June 30
Net Sales	2022			2021
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$3,261.1	($13.1)	$3,248.0	$2,887.2	$-	$2,887.2
Global Institutional & Specialty	2,140.2	-	2,140.2	1,807.6	-	1,807.6
Global Healthcare & Life Sciences	763.4	(212.0)	551.4	573.1	-	573.1
Other	638.3	-	638.3	565.7	-	565.7
Corporate	68.6	(68.6)	-	67.3	(67.3)	-
Subtotal at fixed currency	6,871.6	(293.7)	6,577.9	5,900.9	(67.3)	5,833.6
Effect of foreign currency translation	(24.3)			146.8
Total reported net sales	$6,847.3			$6,047.7

Operating Income	2022			2021
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$416.2	($2.1)	$414.1	$461.1	$-	$461.1
Global Institutional & Specialty	263.4	-	263.4	199.6	-	199.6
Global Healthcare & Life Sciences	102.6	(49.5)	53.1	88.7	-	88.7
Other	89.2	-	89.2	83.1	-	83.1
Corporate	(105.2)	45.6	(59.6)	(59.7)	-	(59.7)
Non-GAAP adjusted fixed currency operating income	766.2	(6.0)	760.2	772.8	-	772.8
Special (gains) and charges	82.3			53.7
Subtotal at fixed currency	683.9			719.1
Effect of foreign currency translation	(3.6)			26.0
Total reported operating income	$680.3			$745.1

Unless otherwise noted, the following segment performance commentary compares the second quarter and first six months of 2022 against the second quarter and first six months of 2021.

Global Industrial

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Sales at fixed currency (millions)	$1,704.1	$1,502.3	$3,261.1	$2,887.2
Sales at public currency (millions)	1,689.9	1,544.5	3,255.6	2,975.5

Volume	1%		3%
Price changes	12%		10%
Acquisition adjusted fixed currency sales change	13%		12%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	13%		13%
Foreign currency translation	(4)%		(3)%
Public currency sales change	9%		9%

Operating income at fixed currency (millions)	$227.0	$251.3	$416.2	$461.1
Operating income at public currency (millions)	223.8	260.8	415.2	481.1

Fixed currency operating income change	(10)%		(10)%
Fixed currency operating income margin	13.3%	16.7%	12.8%	16.0%
Acquisition adjusted fixed currency operating income change	(10)%		(10)%
Acquisition adjusted fixed currency operating income margin	13.3%	16.7%	12.7%	16.0%
Public currency operating income change	(14)%		(14)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in both the second quarter and first six months of 2022, as strong double-digit growth across all divisions was driven by accelerating total pricing and new business wins.

All operating segments reported double-digit growth, Water fixed currency sales increased 13% (11% acquisition adjusted) and 12% (11% acquisition adjusted) in the second quarter and first six months of 2022, respectively, reflecting accelerating total pricing and new business wins. Light industry water treatment sales reported strong growth, driven by double-digit growth across manufacturing, data centers, microelectronics, and food and beverage. Heavy industry sales also recorded a strong increase led by strong gains in power and chemicals. Mining showed very strong growth, benefitting from our strategic shift toward high-value metals and fertilizers. Food & Beverage fixed currency sales increased 13% and 12% in the second quarter and first six months of 2022, respectively, reflecting accelerating total pricing. Downstream fixed currency sales increased 10% and 13% in the second quarter and first six months of 2022, respectively, driven by accelerating total pricing and new business wins. Paper fixed currency sales increased 17% and 16% in the second quarter and first six months of 2022, respectively, driven by accelerating total pricing and new business wins.

Operating Income

Fixed currency operating income and fixed currency operating income margins decreased for Global Industrial in both the second quarter and first six months of 2022.

Acquisition adjusted fixed currency operating income margins decreased 3.4 percentage points during the second quarter of 2022, as the 8.8 percentage point positive impacts of accelerating pricing was more than offset by the 12.2 percentage points negative impacts of significantly higher Delivered Product Costs and unfavorable mix. Acquisition adjusted fixed currency operating income margins decreased 3.3 percentage points during the first six months of 2022, as the 7.8 percentage point positive impacts of strong accelerating pricing and volume growth were more than offset by the 10.6 percentage point negative impacts of significantly higher Delivered Product Costs.

Global Institutional & Specialty

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Sales at fixed currency (millions)	$1,135.1	$963.5	$2,140.2	$1,807.6
Sales at public currency (millions)	1,127.2	976.0	2,134.2	1,833.4

Volume	11%		13%
Price changes	7%		5%
Acquisition adjusted fixed currency sales change	18%		18%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	18%		18%
Foreign currency translation	(2)%		(2)%
Public currency sales change	15%		16%

Operating income at fixed currency (millions)	$152.6	$137.7	$263.4	$199.6
Operating income at public currency (millions)	151.3	138.5	262.4	200.5

Fixed currency operating income change	11%		32%
Fixed currency operating income margin	13.4%	14.3%	12.3%	11.0%
Acquisition adjusted fixed currency operating income change	11%		32%
Acquisition adjusted fixed currency operating income margin	13.4%	14.3%	12.3%	11.0%
Public currency operating income change	9%		31%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional & Specialty increased in the second quarter and first six months of 2022.

At an operating segment level, Institutional fixed currency sales increased 23% and 24% in the second quarter and first six months of 2022, respectively, driven by improved volume, accelerating total pricing and new business wins. Specialty fixed currency sales increased 5% in both the second quarter and first six months of 2022 driven by strong quickservice sales and modest growth in food retail sales.

Operating Income

Fixed currency operating income increased for both the second quarter and first six months of 2022 while fixed currency operating income margins decreased and increased for the second quarter and first six months of 2022, respectively, for our Global Institutional & Specialty segment.

Acquisition adjusted fixed currency operating income margins decreased 0.9 percentage points during the second quarter of 2022, as the 9.0 percentage point positive impacts from accelerating pricing and strong volume growth were more than offset by the 9.1 percentage point negative impacts of higher Delivered Product Costs and investments in the business. Acquisition adjusted fixed currency operating income margins increased 1.3 percentage points during the first six months of 2022, as the 8.7 percentage point positive impacts from accelerating pricing and strong volume growth overcame the 6.6 percentage point negative impacts of higher Delivered Product Costs.

Global Healthcare & Life Sciences

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Sales at fixed currency (millions)	$400.8	$292.0	$763.4	$573.1
Sales at public currency (millions)	390.9	301.8	753.7	594.5

Volume	(6)%		(8)%
Price changes	5%		4%
	(1)%		(4)%
Acquisitions and divestitures	38%		37%
Fixed currency sales change	37%		33%
Foreign currency translation	(7)%		(5)%
Public currency sales change	30%		27%

Operating income at fixed currency (millions)	$58.5	$46.1	$102.6	$88.7
Operating income at public currency (millions)	56.8	48.0	101.0	93.0

Fixed currency operating income change	27%		16%
Fixed currency operating income margin	14.6%	15.8%	13.4%	15.5%
Acquisition adjusted fixed currency operating income change	(38)%		(40)%
Acquisition adjusted fixed currency operating income margin	9.8%	15.8%	9.6%	15.5%
Public currency operating income change	18%		9%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Acquisition adjusted fixed currency sales for Global Healthcare & Life Sciences were flat as double-digit growth in Life Sciences was offset by modestly lower Healthcare sales. While Healthcare sales improved sequentially, its decline versus the prior year reflected good growth in North America that was more than offset by a slower recovery in Europe.

At an operating segment level, Healthcare fixed currency sales decreased 1% (3% acquisition adjusted) and 3% (6% acquisition adjusted) in the second quarter and first six months of 2022, respectively, as good growth in North America that was more than offset by a modest sales decline in Europe. Life Sciences fixed currency sales increased 171% (10% acquisition adjusted) and 163% (6% acquisition adjusted) in the second quarter and first six months of 2022, respectively, reflecting the acquisition of Purolite. Excluding the acquisition of Purolite, the Life Sciences business growth was driven by accelerating total pricing and new business.

Operating Income

Fixed currency operating income increased and fixed currency operating income margins decreased for our Global Healthcare & Life Sciences segment in both the second quarter and first six months of 2022.

Acquisition adjusted fixed currency operating income margins decreased 6.0 percentage points during the second quarter of 2022, as the 4.2 percentage point positive impacts from accelerated pricing was more than offset by the 9.7 percentage point negative impact from higher Delivered Product Costs, lower volumes and investments in the business. Acquisition adjusted fixed currency operating income margins decreased 5.9 percentage points during the first six months of 2022, as the 3.3 percentage point positive impacts from impacts from accelerating pricing was more than offset by the 8.7 percentage point negative impact from higher Delivered Product Costs, lower volumes and investments in the business.

Other

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Sales at fixed currency (millions)	$342.3	$300.3	$638.3	$565.7
Sales at public currency (millions)	338.7	305.5	635.1	576.2

Volume	8%		8%
Price changes	6%		5%
Acquisition adjusted fixed currency sales change	14%		13%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	14%		13%
Foreign currency translation	(3)%		(2)%
Public currency sales change	11%		10%

Operating income at fixed currency (millions)	$52.0	$50.8	$89.2	$83.1
Operating income at public currency (millions)	51.6	51.7	89.1	84.6

Fixed currency operating income change	2%		7%
Fixed currency operating income margin	15.2%	16.9%	14.0%	14.7%
Acquisition adjusted fixed currency operating income change	2%		7%
Acquisition adjusted fixed currency operating income margin	15.2%	16.9%	14.0%	14.7%
Public currency operating income change	0%		5%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other increased in the second quarter and first six months of 2022, led by double-digit growth in Pest Elimination, Textile Care and Colloidal Technologies

At an operating segment level, Pest Elimination fixed currency sales increased 11% in both the second quarter and first six months of 2022, reflecting strong growth across food retail, hospitality, restaurants and food and beverage. Textile Care fixed currency sales increased 25% and 21% in the second quarter and first six months of 2022, respectively. Colloidal Technologies Group fixed currency sales increased 17% and 11% in the second quarter and first six months of 2022, respectively.

Operating Income

Fixed currency operating income increased and fixed currency operating income margins decreased for Other both in the second quarter and first six months of 2022.

Acquisition adjusted fixed currency operating income margins decreased 1.7 percentage points during the second quarter of 2022, as the 4.7 percentage point positive impact from accelerating pricing was more than offset by the 5.4 percentage point negative impact of higher Delivered Product Costs and investments in the business. Acquisition adjusted fixed currency operating income margins decreased 0.7 percentage points during the first six months of 2022, as the 4.1 percentage point positive impact from accelerating pricing was more than offset by the 5.0 percentage point negative impact of higher Delivered Product Costs and investments in business.

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

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $21.2 billion as of June 30, 2022, compared to total assets of $21.2 billion as of December 31, 2021.

Total liabilities were $14.0 billion as of June 30, 2022, compared to total liabilities of $14.0 billion as of December 31, 2021. Total debt was $8.8 billion as of June 30, 2022 and $8.8 billion as of December 31, 2021. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measures discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity as of June 30:

	2022	2021
(ratio)
Net debt to EBITDA	3.5	2.2

(millions)
Total debt	$8,786.1	$6,726.2
Cash	124.9	1,402.4
Net debt	$8,661.2	$5,323.8

Net income including noncontrolling interest	$1,121.3	$1,064.3
Provision for income taxes	240.2	267.7
Interest expense, net	230.0	280.5
Depreciation	611.7	605.2
Amortization	280.2	231.9
EBITDA	$2,483.4	$2,449.6

Cash Flows

Operating Activities

	Six Months Ended
	June 30
(millions)	2022	2021	Change
Cash provided by operating activities	$492.5	$798.3	($305.8)

We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities decreased $306 million in first six months of 2022 compared to the first six months of 2021, driven primarily by a $292 million increase in working capital excluding the impact of non-cash special charges. The increase in working capital is primarily driven by sales growth.

Investing Activities

	Six Months Ended
	June 30
(millions)	2022	2021	Change
Cash used for investing activities	($310.8)	($347.8)	$37.0

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

We continue to make capital investments in the business, including merchandising equipment, manufacturing equipment and facilities. Total capital expenditures were $318 million and $246 million in the first six months of 2022 and 2021, respectively.

Total cash paid for acquisitions, net of cash acquired along with net cash received from dispositions, during the first six months of 2022 and 2021, was $7 million and $90 million, respectively. Our acquisitions are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

Financing Activities

	Six Months Ended
	June 30
(millions)	2022	2021	Change
Cash used for financing activities	($428.2)	($318.3)	($109.9)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We issued $208 million and paid down $1 million of commercial paper and notes payable in the first six months of 2022 and 2021, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $403 million and $71 million of shares in the first six months of 2022 and 2021, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

There was no long-term debt issuance or repayment activity through the first six months of 2022 or 2021.

We paid dividends of $300 million and $287 million in in the first six months of 2022 and 2021, respectively.

The impact on financing cash flows of commercial paper and notes payable issuances are shown in the following table:

	Six Months Ended
	June 30
(millions)	2022	2021	Change
Net issuances of commercial paper and notes payable	$208.0	($1.0)	$209.0

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

As of June 30, 2022, we had $125 million of cash and cash equivalents on hand, of which $92 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of June 30, 2022, we have a $2.0 billion multi-year credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the second quarter of 2022, we had $604 million outstanding commercial paper under our U.S. program and no outstanding commercial paper under our Euro program. There were no borrowings under our credit facility as of June 30, 2022 or 2021. As of June 30, 2022, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

There was no long-term debt issuance or repayment activity through the first six months of 2022 or 2021.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2021 disclosed total notes payable and long-term debt due within one year of $11 million. As of June 30, 2022, the total notes payable and long-term debt due within one year was $14 million. There was $604 million commercial paper outstanding as of June 30, 2022 and $400 million as of December 31, 2021.

Our gross liability for uncertain tax positions was $22 million as of June 30, 2022 and $25 million as of December 31, 2021. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

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

While the economic environment remains complex and unpredictable, we assume growth will continue, inflation remains higher and currency translation impacts become more challenging. With the global energy surcharge implemented, total pricing is expected to accelerate further in order to help us stay ahead of inflation.

Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first six months of 2022, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the second quarter of 2022 represented less than 1% of our consolidated assets. Turkey was also classified as a highly inflationary economy in accordance with U.S. GAAP. During the first six months of 2022, sales in Turkey represented less than 1% of our consolidated sales. Assets held in Turkey at the end of the second quarter of 2022 represented less than 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. Our Russian and Ukraine operations represented approximately 1% of our 2021 annual sales. We recorded charges (recoveries) of ($5.7) million in the second quarter of 2022 and $13.3 million in the first six months of 2022 related to recoverability risk of certain assets in both Russia and Ukraine.

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

Our reportable segments do not include the impact of intangible asset amortization from the Nalco and Purolite transactions or the impact of special (gains) and charges as these are not allocated our reportable segments.

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

Item 4. Controls and Procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1, 2022 through June 30, 2022, other than with respect to the Purolite acquisition, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	A significant number of our employees, as well as customers and others with whom we do business, continue to work in remote or hybrid mode in response to the COVID-19 pandemic. Our business operations may be disrupted, and we may experience increased risk of adverse effects to our business, if our business operations are negatively impacted as a result of remote work arrangements, including due to cybersecurity risks or other disruption to our technology infrastructure. Further, if our key operating facilities experience closures or worker shortages as a result of COVID-19, whether temporary or sustained, our business operations could be significantly disrupted.

●	We are subject to the mandatory vaccination and workplace safety protocols of Executive Order 14042 issued on September 9, 2021 and subsequent guidance issued thereunder by the Safer Federal Workforce Task Force. The Executive Order is currently stayed pending judicial review. This mandate, if enforceable, applies broadly to require covered federal contractor employees on covered contracts, those who perform duties in connection with a covered contract, and those working at the same workplace as covered employees, to be fully vaccinated for COVID-19, except for those that are legally entitled to an accommodation under applicable law. We may similarly be required to flow-down our obligations to certain of our subcontractors and suppliers. If it survives court challenge, the guidance remains subject to the interpretation of various government agencies and other entities, and questions remain regarding the specific application of the Executive Order and related guidance. As a result, if our understanding of its application to our workforce differs from our federal customers’ interpretation, or, despite our strong employee vaccination efforts, enough of our covered employees are unwilling to comply with the mandate, we may experience increased costs, business disruptions and attrition as a result of the mandate. Additionally, we may be subject to potential breach of contract claims, loss of business and assessment of fines if we or our affected subcontractors and suppliers are not able to fully comply in the time frame provided or if such subcontractors and suppliers choose to terminate their contract rather than comply.

●	Cost management and various cost-containment actions implemented across our business in response to the COVID-19 pandemic could hinder execution of our business strategy, including the deferral of planned capital expenditures, and could adversely affect our business and results of operations.

●	We believe that we appropriately reserve for expected credit losses; however, we cannot be certain that loss or delay in the collection of accounts receivable will not have a material adverse effect on our results of operations and financial condition.

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

In light of Russia’s invasion of Ukraine and the United States’ and other countries’ sanctions against Russia, we announced in April 2022 that we will focus our Russian business on operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on developments in the conflict or otherwise. Our Russian operations represented approximately 1% of our 2021 annual sales. In the first six months of 2022, we recorded pre-tax charges of $13.3 million related to recoverability risk of certain assets in both Russia and Ukraine. Depending on developments, we may incur further charges relating to our Russia and Ukraine businesses. The conflict in Ukraine may escalate and/or expand in scope and the broader consequences of this conflict, which have included and/or may in the future include sanctions, embargoes, regional instability and geopolitical shifts; potential retaliatory action by the Russian government against companies, including us, such as nationalization of foreign businesses in Russia; and increased tensions between the United States and countries in which we operate cannot be predicted, nor can we predict the conflict’s impact on the global economy and on our business and financial results. The Russia and Ukraine conflict may also heighten many other risks disclosed in our report on Form 10-K, any of which could materially and adversely affect our business and financial results. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
April 1-30, 2022	486,490		$180.0358		486,490		3,900,697
May 1-31, 2022	13,355		166.4505		-		3,900,697
June 1-30, 2022	237,500		151.2819		237,500		3,663,197
Total	737,345		$170.5281		723,990		3,663,197

(1)	Includes 13,355 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1.

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

ECOLAB INC.

Date: August 4, 2022	By:	/s/ Jennifer J. Bradway

Jennifer J. Bradway
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)