Form 10-Q
period 2022-09-30
ECOLAB INC.
filed 2022-11-04
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of September 30, 2022: 284,828,060 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2022	2021	2022	2021

Product and equipment sales	$2,963.0	$2,653.8	$8,473.9	$7,461.6
Service and lease sales	706.3	667.0	2,042.7	1,906.9
Net sales	3,669.3	3,320.8	10,516.6	9,368.5
Product and equipment cost of sales	1,877.1	1,625.1	5,371.7	4,452.9
Service and lease cost of sales	414.5	391.6	1,204.4	1,119.8
Cost of sales (including special (gains) and charges (a))	2,291.6	2,016.7	6,576.1	5,572.7
Selling, general and administrative expenses	876.9	832.0	2,731.7	2,548.2
Special (gains) and charges	17.8	6.3	45.5	36.7
Operating income	483.0	465.8	1,163.3	1,210.9
Other (income) expense (b)	5.7	(13.0)	(32.6)	(27.5)
Interest expense, net (c)	65.1	76.4	174.1	173.7
Income before income taxes	412.2	402.4	1,021.8	1,064.7
Provision for income taxes	60.2	73.8	182.4	226.0
Net income including noncontrolling interest	352.0	328.6	839.4	838.7
Net income attributable to noncontrolling interest	4.9	4.1	12.1	9.8
Net income attributable to Ecolab	$347.1	$324.5	$827.3	$828.9

Earnings attributable to Ecolab per common share
Basic	$ 1.22	$ 1.13	$ 2.90	$ 2.90
Diluted	$ 1.21	$ 1.12	$ 2.88	$ 2.87

Weighted-average common shares outstanding
Basic	284.9	286.4	285.4	286.1
Diluted	286.3	289.2	287.0	289.0

(a)	Cost of sales includes special (gains) and charges of $7.1 and $52.9 in the third quarter of 2022 and 2021, respectively, and $61.7 and $76.2 in the first nine months of 2022 and 2021, respectively, which is recorded in product and equipment cost of sales and service and lease cost of sales.
(b)	Other expense (income) includes special charges of $24.8 in the third quarter and first nine months of 2022 and $7.0 and $26.6 in the third quarter and first nine months of 2021, respectively.
(c)	Interest expense, net includes special charges of $32.3 in the third quarter and first nine months of 2021.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2022	2021	2022	2021

Net income including noncontrolling interest	$352.0	$328.6	$839.4	$838.7

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(246.7)	(107.2)	(367.2)	60.9
Gain on net investment hedges	82.7	35.2	173.0	8.8
Total foreign currency translation adjustments	(164.0)	(72.0)	(194.2)	69.7

Derivatives and hedging instruments	11.6	15.3	13.1	16.7

Pension and postretirement benefits	(62.3)	33.4	(20.6)	172.7

Subtotal	(214.7)	(23.3)	(201.7)	259.1

Total comprehensive income, including noncontrolling interest	137.3	305.3	637.7	1,097.8
Comprehensive income attributable to noncontrolling interest	2.8	3.7	6.1	8.0
Comprehensive income attributable to Ecolab	$134.5	$301.6	$631.6	$1,089.8

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
(millions, except per share amounts)	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$112.9	$359.9
Accounts receivable, net	2,714.3	2,478.4
Inventories	1,802.7	1,491.8
Other current assets	469.4	357.0
Total current assets	5,099.3	4,687.1
Property, plant and equipment, net	3,260.9	3,288.5
Goodwill	7,741.4	8,063.9
Other intangible assets, net	3,915.0	4,224.1
Operating lease assets	427.0	396.8
Other assets	593.4	546.0
Total assets	$21,037.0	$21,206.4

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$497.9	$411.0
Accounts payable	1,584.4	1,384.2
Compensation and benefits	434.2	509.5
Income taxes	110.4	104.3
Other current liabilities	1,145.4	1,144.2
Total current liabilities	3,772.3	3,553.2
Long-term debt	8,026.7	8,347.2
Postretirement health care and pension benefits	878.0	894.2
Deferred income taxes	577.1	622.0
Operating lease liabilities	317.5	282.6
Other liabilities	375.5	254.1
Total liabilities	13,947.1	13,953.3
Commitments and contingencies (Note 16)

Equity (a)
Common stock	364.6	364.1
Additional paid-in capital	6,551.8	6,464.6
Retained earnings	9,205.1	8,814.5
Accumulated other comprehensive loss	(1,830.5)	(1,634.8)
Treasury stock	(7,228.4)	(6,784.2)
Total Ecolab shareholders’ equity	7,062.6	7,224.2
Noncontrolling interest	27.3	28.9
Total equity	7,089.9	7,253.1
Total liabilities and equity	$21,037.0	$21,206.4

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 284.8 shares outstanding as of September 30, 2022 and 286.9 shares outstanding as of December 31, 2021. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
(millions)	2022	2021

OPERATING ACTIVITIES
Net income including noncontrolling interest	$839.4	$838.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	463.4	453.1
Amortization	238.8	174.4
Deferred income taxes	(106.6)	52.7
Share-based compensation expense	67.2	72.5
Pension and postretirement plan contributions	(51.8)	(51.3)
Pension and postretirement plan expense, net	20.5	29.9
Restructuring charges, net of cash paid	(17.8)	(35.1)
Debt refinancing	-	29.4
Other, net	13.2	19.7
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(350.8)	(101.0)
Inventories	(385.7)	(79.8)
Other assets	(345.0)	(48.1)
Accounts payable	260.2	71.5
Other liabilities	284.2	(5.6)
Cash provided by operating activities	929.2	1,421.0

INVESTING ACTIVITIES
Capital expenditures	(510.0)	(423.8)
Property and other assets sold	1.4	12.3
Acquisitions and investments in affiliates, net of cash acquired	(7.2)	(209.9)
Other, net	9.4	(17.1)
Cash used for investing activities	(506.4)	(638.5)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	87.6	0.5
Long-term debt borrowings	-	293.7
Long-term debt repayments	-	(1,017.9)
Reacquired shares	(445.4)	(77.8)
Dividends paid	(445.0)	(426.5)
Exercise of employee stock options	20.8	94.3
Debt refinancing	-	(29.4)
Hedge settlements	109.6	9.4
Other, net	(3.2)	(5.6)
Cash used for financing activities	(675.6)	(1,159.3)

Effect of exchange rate changes on cash and cash equivalents	5.8	14.5

Decrease in cash and cash equivalents	(247.0)	(362.3)
Cash and cash equivalents, beginning of period	359.9	1,260.2
Cash and cash equivalents, end of period	$112.9	$897.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Third Quarter Ended September 30, 2022 and 2021
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, June 30, 2021	$363.2	$6,333.3	$8,472.8	($1,710.6)	($6,749.6)	$6,709.1	$27.2	$6,736.3

Net income			324.5			324.5	4.1	328.6
Other comprehensive income (loss)				(22.9)		(22.9)	(0.4)	(23.3)
Cash dividends declared (a)			(137.5)			(137.5)	(2.6)	(140.1)
Stock options and awards	0.5	66.5			0.4	67.4		67.4
Reacquired shares					(7.1)	(7.1)		(7.1)
Balance, September 30, 2021	$363.7	$6,399.8	$8,659.8	($1,733.5)	($6,756.3)	$6,933.5	$28.3	$6,961.8

Balance, June 30, 2022	$364.5	$6,529.8	$9,003.3	($1,617.9)	($7,186.3)	$7,093.4	$25.0	$7,118.4

Net income			347.1			347.1	4.9	352.0
Other comprehensive income (loss)				(212.6)		(212.6)	(2.1)	(214.7)
Cash dividends declared (a)			(145.3)			(145.3)	(0.5)	(145.8)
Stock options and awards	0.1	22.0			0.5	22.6		22.6
Reacquired shares					(42.6)	(42.6)		(42.6)
Balance, September 30, 2022	$364.6	$6,551.8	$9,205.1	($1,830.5)	($7,228.4)	$7,062.6	$27.3	$7,089.9

	Nine Months Ended September 30, 2022 and 2021
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2020	$362.6	$6,235.0	$8,243.0	($1,994.4)	($6,679.7)	$6,166.5	$35.0	$6,201.5

Net income			828.9			828.9	9.8	838.7
Other comprehensive income (loss)				260.9		260.9	(1.8)	259.1
Cash dividends declared (a)			(412.1)			(412.1)	(14.7)	(426.8)
Stock options and awards	1.1	164.8			1.2	167.1		167.1
Reacquired shares					(77.8)	(77.8)		(77.8)
Balance, September 30, 2021	$363.7	$6,399.8	$8,659.8	($1,733.5)	($6,756.3)	$6,933.5	$28.3	$6,961.8

Balance, December 31, 2021	$364.1	$6,464.6	$8,814.5	($1,634.8)	($6,784.2)	$7,224.2	$28.9	$7,253.1

Net income			827.3			827.3	12.1	839.4
Other comprehensive income (loss)				(195.7)		(195.7)	(6.0)	(201.7)
Cash dividends declared (a)			(436.7)			(436.7)	(8.3)	(445.0)
Fair value adjustment of prior acquisition						-	0.6	0.6
Stock options and awards	0.5	87.2			1.2	88.9		88.9
Reacquired shares					(445.4)	(445.4)		(445.4)
Balance, September 30, 2022	$364.6	$6,551.8	$9,205.1	($1,830.5)	($7,228.4)	$7,062.6	$27.3	$7,089.9

(a)	Dividends declared per common share were $0.51 and $0.48 in the third quarter of 2022 and 2021, respectively and $1.53 and $1.44 in the first nine months of 2022 and 2021, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the third quarter ended September 30, 2022 and 2021 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

With respect to the unaudited financial information of the Company for the third quarter ended September 30, 2022 and 2021 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated November 4, 2022 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2022	2021	2022	2021
Cost of sales
Restructuring activities	$2.1	$2.2	$5.5	$24.1
Acquisition and integration activities	4.2	-	32.7	-
COVID-19 activities, net	-	50.7	16.3	51.8
Russia/Ukraine activities	0.8	-	7.2	-
Other	-	-	-	0.3
Cost of sales subtotal	7.1	52.9	61.7	76.2

Special (gains) and charges
Restructuring activities	(0.3)	0.4	0.8	6.5
Acquisition and integration activities	4.1	0.8	15.0	3.3
COVID-19 activities, net	2.5	1.5	7.1	16.2
Russia/Ukraine activities	-	-	5.9	-
Other	11.5	3.6	16.7	10.7
Special (gains) and charges subtotal	17.8	6.3	45.5	36.7

Operating income subtotal	24.9	59.2	107.2	112.9

Other (income) expense	24.8	7.0	24.8	26.6
Interest expense, net	-	32.3	-	32.3

Total special (gains) and charges	$49.7	$98.5	$132.0	$171.8

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

Institutional Advancement Program

The Company approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance the Company’s Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging the Company’s ongoing investments in digital technology. In February 2021, the Company expanded the Institutional Plan, and expect that these restructuring charges will be completed by 2023, with total anticipated costs of $70 million ($55 million after tax). The remaining costs are expected to be primarily cash expenditures for severance and non-cash costs related to equipment disposals. Actual costs may vary from these estimates depending on actions taken.

Certain activities contemplated in this Institutional Plan were previously approved in 2020 and included as part of Accelerate 2020. These activities were reclassified to the Institutional Plan. During the third quarter of 2022 and 2021, the Company recorded restructuring charges of $1.8 million ($1.3 million after tax) and $1.4 million ($1.4 million after tax), respectively, and in the first nine months of 2022 and 2021 $3.9 million ($2.9 million after tax) and $9.5 million ($7.5 million after tax), respectively, primarily related to severance, disposals of equipment and office closures. The Company has recorded $51.7 million ($39.5 million after tax) of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $2.2 million as of September 30, 2022 and is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Institutional Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2020-2021 Activity
Recorded expense (income) and accrual	$23.8	$8.5	$15.5	$47.8
Net cash payments	(19.9)	-	(14.3)	(34.2)
Non-cash net charges	-	(8.5)	-	(8.5)
Restructuring liability, December 31, 2021	3.9	-	1.2	5.1

2022 Activity
Recorded expense (income) and accrual	0.4	2.9	0.6	3.9
Net cash payments	(3.6)	-	(0.3)	(3.9)
Non-cash net charges	-	(2.9)	-	(2.9)
Restructuring liability, September 30, 2022	$0.7	$-	$1.5	$2.2

Accelerate 2020

During 2018, the Company formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. The goals of the Plan are to further simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. During 2020, the Company expanded the Plan for additional costs and savings to further leverage the technology and structural improvements. Following the establishment of the separate Institutional Plan, the Company expects that the restructuring activities will be completed by the end of 2022, with total anticipated costs of $255 million ($195 million after tax). The remaining costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

The Company recorded restructuring charges (gains) of ($0.6) million ($0.3 million after tax) and $1.5 million ($1.2 million after tax) in the third quarter of 2022 and 2021, respectively, and ($0.2) million ($0.1 million after tax) and $2.9 million ($2.8 million after tax) in the first nine months of 2022 and 2021, respectively. The liability related to the Plan was $15.5 million as of the end of the third quarter of 2022. The Company has recorded $244.3 million ($189.9 million after tax) of cumulative restructuring charges under the Plan. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Accelerate 2020 Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018-2021 Activity
Recorded expense (income) and accrual	$216.3	$8.3	$19.9	$244.5
Net cash payments	(183.4)	1.2	(17.2)	(199.4)
Non-cash charges	-	(9.5)	(2.0)	(11.5)
Effect of foreign currency translation	(0.9)	-	-	(0.9)
Restructuring liability, December 31, 2021	32.0	-	0.7	32.7

2022 Activity
Recorded expense (income) and accrual	(1.3)	-	1.1	(0.2)
Net cash payments	(15.3)	-	(1.7)	(17.0)
Restructuring liability, September 30, 2022	$15.4	$-	$0.1	$15.5

Other Restructuring Activities

During the third quarter of 2022 and 2021, the Company recorded restructuring charges (gains) of $0.6 million ($0.5 million after tax) and ($0.3) million ($0.5 million after tax), respectively, and during the first nine months of 2022 and 2021 $2.6 million ($2.0 million after tax) and $18.2 million ($16.9 million after tax), respectively, related to other immaterial restructuring activity. The charges are primarily related to severance and asset write-offs.

The restructuring liability balance for all plans other than the Accelerate 2020 and Institutional Plan were $4.0 million and $4.6 million as of September 30, 2022 and December 31, 2021, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during 2022 related to all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $3.2 million.

Subsequent event

In November 2022, the Company announced a Europe cost savings program (the “Europe Program”) targeting $80 million of annualized pre-tax savings after completion of the program. In connection with these actions, the Company expects to incur pre-tax charges of $130 million ($110 million after tax), beginning with approximately $60 million of pre-tax charges in the fourth quarter of 2022. The Europe Program charges are expected to be primarily cash expenditures related to severance and asset disposals.

Acquisition and integration related costs

Acquisition and integration related costs reported in product and equipment cost of sales on the Consolidated Statements of Income in the third quarter and first nine months of 2022 include $4.2 million ($3.9 million after tax) and $32.7 million ($25.8 million after tax), respectively, related primarily to the recognition of fair value step-up in the Purolite Corporation (“Purolite”) inventory and other integration costs.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $4.1 million ($3.9 million after tax) and $0.8 million ($0.8 million after tax) during the third quarter of 2022 and 2021, respectively and $15.0 million ($11.9 million after tax) and $3.3 million ($2.9 million after tax) during the first nine months of 2022 and 2021, respectively. Charges are related to the Purolite, Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), and Bioquell PLC (“Bioquell”) acquisitions and consist of integration costs, advisory and legal fees.

Further information related to the Company’s acquisitions is included in Note 3.

COVID-19 activities

The Company recorded charges of $1.3 million and $2.6 million during the third quarter of 2022 and 2021, respectively, and $1.3 million and $12.6 million during the first nine months of 2022 and 2021, respectively, to protect the wages of certain employees directly impacted by the COVID-19 pandemic. The Company recorded charges of $1.6 million and $3.1 million related to employee COVID-19 testing and related expenses during the third quarter of 2022 and 2021, respectively, and $7.7 million and $11.5 million during the first nine months of 2022 and 2021, respectively. In addition, the Company received immaterial amounts of subsidies and government assistance, which were recorded in special (gains) and charges in the first nine months of both 2022 and 2021. The Company recorded $15.0 million in inventory reserves related to excess sanitizer inventory and estimated disposal costs during the first quarter of 2022. COVID-19 pandemic charges are recorded in product and equipment cost of sales and special (gains) and charges on the Consolidated Statements of Income. After tax net charges related to the COVID-19 pandemic were $2.1 million and $40.6 million during the third quarter of 2022 and 2021, respectively, and $17.9 million and $51.9 million during the first nine months of 2022 and 2021, respectively.

Russia/Ukraine activities

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, the Company has made the determination that it will limit its Russian business to operations that are essential to life, providing minimal support for its healthcare, life sciences, food and beverage and certain water businesses. The Company recorded charges of $0.8 million ($0.7 million after tax) and charges of $13.1 million ($14.0 million after tax) in the third quarter and first nine months of 2022, respectively, primarily related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other special charges of $11.5 million ($8.7 million after tax) and $16.7 million ($12.6 million after tax) recorded in the third quarter and first nine months of 2022, respectively, relate primarily to certain legal charges, which are recorded in special (gains) and charges on the Consolidated Statements of Income.

Other special charges of $3.6 million ($2.7 million after tax) and $10.7 million ($8.3 million after tax) recorded in the third quarter and first nine months of 2021, respectively, related to certain legal charges in addition to tax consulting fees associated with the ChampionX separation, which are recorded in special (gains) and charges and product and equipment cost of sales on the Consolidated Statements of Income.

Other (income) expense

The Company incurred settlement expense recorded in other expense (income) on the Consolidated Statements of Income of $24.8 million ($18.8 million after tax) and $7.0 million ($5.3 million after tax) during the third quarter of 2022 and 2021, respectively, and $24.8 million ($18.8 million after tax) and $26.6 million ($20.2 million after tax) during the first nine months of 2022 and 2021, respectively. Expenses are related to U.S. pension plan lump-sum payments to retirees.

Interest expense

Other special charges of $32.3 million ($28.4 million after tax) in the third quarter of 2021 in interest expense on the Consolidated Statement of Income primarily related to debt refinancing charges.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheets at fair value as of their acquisition dates. The purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration exchanged. Purchase consideration is reduced by the amount of cash or cash equivalents acquired. No acquisitions occurred during the first nine months of 2022 and acquisitions during the first nine months of 2021 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

During the third quarter of 2021, the Company acquired National Wiper Alliance, Inc. (“NWA”), a U.S.-based business which sells wipes for healthcare and institutional applications. NWA became part of the Global Healthcare & Life Sciences reporting segment. Purchase accounting for the NWA acquisition was finalized in the third quarter of 2022. The goodwill related to the acquisition of NWA is tax deductible.

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

Also, during the first quarter of 2021, the Company acquired TechTex Holdings Limited (“TechTex”), a U.K.-based business which sells wipes and other nonwovens products primarily for life sciences and healthcare applications. TechTex became part of the Global Healthcare & Life Sciences reporting segment. Purchase accounting for the TechTex acquisition was finalized in the first quarter of 2022. The goodwill related to the acquisition of TechTex is not tax deductible.

There were no acquisitions during the third quarter of 2022 or 2021. The following table summarizes the acquisition date fair value of net assets acquired from the Company’s acquisitions during the first nine months of 2022 and 2021:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2022	2021	2022	2021
Net tangible assets (liabilities) acquired	$-	$14.8	$-	$12.4

Identifiable intangible assets
Customer relationships	-	41.0	-	72.1
Trademarks	-	1.1	-	4.7
Non-compete agreements	-	3.0	-	3.0
Other technology	-	-	-	1.5
Total intangible assets	-	45.1	-	81.3

Goodwill	-	60.2	-	119.2
Total aggregate purchase price	-	120.1	-	212.9

Acquisition-related liabilities and contingent consideration (a)	-	-	-	(4.4)
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration	$-	$120.1	$-	$208.5

(a)	Subsequent to the acquisitions, $1.4 in contingent consideration was remitted to the seller during the first nine months of 2021 and is included in investing activities on the Consolidated Statements of Cash Flows.

During the first nine months of 2022, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting for its acquisition of TechTex and NWA, as well as continued adjustment of its second half 2021 acquisitions of EPN Water Col, Ltd (“EPN”) and Purolite. The purchase accounting of EPN and Purolite has not been finalized; purchase accounting will be finalized in the fourth quarter of 2022. As a result of these purchase accounting adjustments, the Company made $7.2 million of acquisition-related payments, acquisition related net tangible assets increased by $5.4 million, definite-lived intangible assets decreased by $5.6 million, and goodwill increased by $7.4 million.

During the third quarter of 2021, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting on its 2020 acquisitions. As a result of these purchase accounting adjustments, the acquisition related liabilities and goodwill recognized from those acquisition decreased by $0.9 million.

No intangible assets were acquired during the first nine months of 2022. The weighted average useful life of identifiable intangible assets acquired during the first nine months of 2021 was 14 years.

4. BALANCE SHEETS INFORMATION

	September 30	December 31
(millions)	2022	2021
Accounts receivable, net
Accounts receivable	$2,820.3	$2,549.9
Allowance for expected credit losses and other accruals	(106.0)	(71.5)
Total	$2,714.3	$2,478.4

Inventories
Finished goods	$1,079.4	$1,010.6
Raw materials and parts	853.5	596.1
Inventories at FIFO cost	1,932.9	1,606.7
FIFO cost to LIFO cost difference	(130.2)	(114.9)
Total	$1,802.7	$1,491.8

Other current assets
Prepaid assets	$129.3	$121.2
Taxes receivable	166.1	151.3
Derivative assets	121.2	61.4
Other	52.8	23.1
Total	$469.4	$357.0

Property, plant and equipment, net
Land	$160.5	$159.2
Buildings and leasehold improvements	1,122.0	1,134.1
Machinery and equipment	1,955.9	1,968.7
Merchandising and customer equipment	2,718.1	2,708.2
Capitalized software	960.3	884.6
Construction in progress	360.8	325.0
	7,277.6	7,179.8
Accumulated depreciation	(4,016.7)	(3,891.3)
Total	$3,260.9	$3,288.5

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,301.6	3,444.6
Trademarks	550.5	561.1
Patents	500.5	496.3
Other technology	519.8	527.2
	4,872.4	5,029.2
Accumulated amortization
Customer relationships	(1,523.7)	(1,440.9)
Trademarks	(194.2)	(170.3)
Patents	(291.9)	(269.3)
Other technology	(177.6)	(154.6)
	(2,187.4)	(2,035.1)
Net intangible assets subject to amortization	2,685.0	2,994.1
Total	$3,915.0	$4,224.1

Other assets
Deferred income taxes	$115.9	$120.6
Pension	92.2	114.6
Derivative asset	114.2	29.4
Other	271.1	281.4
Total	$593.4	$546.0

	September 30	December 31
(millions)	2022	2021
Other current liabilities
Discounts and rebates	$356.5	$341.1
Dividends payable	145.3	146.3
Interest payable	54.0	47.7
Taxes payable, other than income	149.1	154.2
Derivative liability	3.3	-
Restructuring	18.6	39.1
Contract liability	109.1	91.7
Operating lease liabilities	108.6	115.1
Other	200.9	209.0
Total	$1,145.4	$1,144.2

Accumulated other comprehensive income (loss)
Unrealized gain (loss) on derivative financial instruments, net of tax	$18.0	$4.9
Unrecognized pension and postretirement benefit expense, net of tax	(653.4)	(632.8)
Cumulative translation, net of tax	(1,195.1)	(1,006.9)
Total	($1,830.5)	($1,634.8)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of September 30, 2022 and December 31, 2021.

	September 30	December 31
(millions)	2022	2021
Short-term debt
Commercial paper	$485.0	$400.0
Notes payable	10.3	8.5
Long-term debt, current maturities	2.6	2.5
Total	$497.9	$411.0

Lines of Credit

As of September 30, 2022, the Company has a $2.0 billion multi-year revolving credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either September 30, 2022 or December 31, 2021.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had $485.0 million and $400.0 million outstanding commercial paper under its U.S. program as of September 30, 2022 and December 31, 2021, respectively.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of September 30, 2022 and December 31, 2021, the Company had $10.3 million and $8.5 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of September 30, 2022 and December 31, 2021.

	Maturity	September 30	December 31
(millions)	by Year	2022	2021

Long-term debt
Public notes (2022 principal amount)
Two year 2021 senior notes ($500 million)	2023	$498.3	$497.2
Seven year 2016 senior notes (€575 million)	2024	576.4	649.3
Ten year 2015 senior notes (€575 million)	2025	576.4	649.7
Ten year 2016 senior notes ($750 million)	2026	721.4	744.9
Ten year 2017 senior notes ($500 million)	2027	433.7	488.4
Six year 2021 senior notes ($500 million)	2027	496.3	495.7
Ten year 2020 senior notes ($698 million)	2030	643.7	709.1
Ten year 2020 senior notes ($600 million)	2031	552.8	593.4
Eleven year 2021 senior notes ($650 million)	2032	644.5	644.0
Thirty year 2011 senior notes ($389 million)	2041	384.5	384.3
Thirty year 2016 senior notes ($200 million)	2046	197.2	197.2
Thirty year 2017 senior notes ($484 million)	2047	425.2	424.3
Thirty year 2020 senior notes ($500 million)	2050	490.6	490.4
Thirty year 2021 senior notes ($850 million)	2051	838.8	838.5
Thirty-four year 2021 senior notes ($685 million)	2055	536.7	535.3
Finance lease obligations and other		12.8	8.0
Total debt		8,029.3	8,349.7
Long-term debt, current maturities		(2.6)	(2.5)
Total long-term debt		$8,026.7	$8,347.2

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

Covenants

The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of September 30, 2022.

Net Interest Expense

Interest expense and interest income recognized during the third quarter and first nine months of 2022 and 2021 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2022	2021	2022	2021
Interest expense	$66.7	$78.3	$179.1	$183.8
Interest income	(1.6)	(1.9)	(5.0)	(10.1)
Interest expense, net	$65.1	$76.4	$174.1	$173.7

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill arises from the Company’s acquisitions and represents the excess of the fair value of the purchase consideration exchanged over the fair value of net assets acquired. The Company’s reporting units are largely its operating segments. Following the acquisition of Purolite on December 1, 2021, the Company’s Life Sciences Operating Segment consists of the Purolite and Global Life Sciences Reporting Units. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, the Company completes an interim goodwill assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.

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

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the nine months ended September 30, 2022 were as follows:

		Global	Global
	Global	Institutional	Healthcare &
(millions)	Industrial	& Specialty	Life Sciences	Other	Total
December 31, 2021	$4,270.1	$576.5	$2,974.2	$243.1	$8,063.9
Prior year business combinations (a)	0.4	-	7.0	-	7.4
Effect of foreign currency translation	(173.9)	(12.6)	(137.1)	(6.3)	(329.9)
September 30, 2022	$4,096.6	$563.9	$2,844.1	$236.8	$7,741.4

(a)	Represents purchase accounting adjustments associated with 2021 acquisitions.

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

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technology primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the third quarter of 2022 and 2021 was $80.6 million and $57.7 million, respectively. Total amortization expense related to intangible assets during the first nine months of 2022 and 2021 was $238.8 and $174.4 million, respectively. Amortization expense related to intangible assets for the remaining three-month period of 2022 is expected to be approximately $74 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	September 30, 2022
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$207.2	$-	$207.2	$-
Cross-currency swap derivative contracts	86.6	-	86.6	-

Liabilities
Foreign currency forward contracts	39.4	-	39.4	-
Interest rate swap agreements	192.6	-	192.6	-

	December 31, 2021
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$94.5	$-	$94.5	$-
Interest rate swap agreements	1.8	-	1.8	-
Cross-currency swap derivative contracts	9.4	-	9.4	-

Liabilities
Foreign currency forward contracts	12.6	-	12.6	-
Interest rate swap agreements	10.1	-	10.1	-
Cross-currency swap derivative contracts	1.6	-	1.6	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$8,029.3	$7,126.4	$8,349.7	$9,085.3

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	September 30	December 31	September 30	December 31
(millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments
Foreign currency forward contracts	$130.4	$44.7	$6.5	$2.6
Interest rate swap agreements	-	1.8	192.6	10.1
Cross-currency swap derivative contracts	86.6	9.4	-	1.6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	76.8	49.8	32.9	10.0
Gross value of derivatives	293.8	105.7	232.0	24.3

Gross amounts offset in the Consolidated Balance Sheets	(58.4)	(14.9)	(58.4)	(14.9)
Net value of derivatives	$235.4	$90.8	$173.6	$9.4

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	September 30	December 31
(millions)	2022	2021

Foreign currency forward contracts	$ 4,304	$ 4,059
Interest rate swap agreements	1,500	1,250
Cross-currency swap derivative contracts	427	482

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

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	Third Quarter Ended		Third Quarter Ended
Line item in which the hedged item is included	September 30		September 30
(millions)	2022	2021	2022	2021
Long-term debt	$1,305.6	$745.9	($196.7)	($5.2)

Net Investment Hedges

The Company designates its outstanding €1,150 million ($1,153 million at the end of the third quarter of 2022) senior notes (“Euronotes”) and related accrued interest as hedges of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

The Company entered into a series of cross-currency swap derivative contracts maturing in 2030. The cross-currency swap derivative contracts are designated as net investment hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of September 30, 2022, the Company had €425 million ($427 million) cross-currency swap derivative contracts outstanding as hedges of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2022	2021	2022	2021
Revaluation gain (loss), net of tax:
Euronotes	$59.8	$36.7	$112.6	$10.3
Cross-currency swap derivative contracts	22.9	(1.5)	60.4	(1.5)
Total revaluation gain (loss), net of tax	$82.7	$35.2	$173.0	$8.8

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	Third Quarter Ended
	September 30
	2022			2021
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$2.7	$52.7	$-	($4.6)	$42.1	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	3.3	-	-	5.1
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.6)	-	-	(0.6)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	49.6	-	-	22.8	-
Total gain (loss) of all derivative instruments	$2.7	$102.3	$2.7	($4.6)	$64.9	$4.5

	Nine Months Ended
	September 30
	2022			2021
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$3.5	$104.8	$-	($9.2)	$4.7	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	11.0	-	-	16.4
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(1.8)	-	-	(1.8)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	98.0	-	-	28.6	-
Total gain (loss) of all derivative instruments	$3.5	$202.8	$9.2	($9.2)	$33.3	$14.6

Subsequent Event

In October 2022, the Company entered into a cross currency swap agreement with a notional amount of €200 million maturing in 2026. The cross currency swap is designated as a net investment hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2022	2021	2022	2021
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative & hedging instruments
Amount recognized in AOCI	$74.2	$61.2	$134.6	$30.3
Loss (gain) reclassified from AOCI into income
COS	(2.7)	4.6	(3.5)	9.2
SG&A	(52.7)	(42.1)	(104.8)	(4.7)
Interest (income) expense, net	(2.7)	(4.5)	(9.2)	(14.6)
	(58.1)	(42.0)	(117.5)	(10.1)
Other activity	0.2	0.5	0.7	(0.2)
Tax impact	(4.7)	(4.4)	(4.7)	(3.3)
Net of tax	$11.6	$15.3	$13.1	$16.7

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net actuarial (loss) gain	($151.7)	$-	($151.7)	$145.0
Amount reclassified from AOCI into income
Settlement charge	24.8	7.0	25.7	26.6
Amortization of net actuarial loss and prior period service credits, net	14.3	16.3	43.7	59.8
	(112.6)	23.3	(82.3)	231.4
Other activity	24.7	15.6	42.6	(2.8)
Tax impact	25.6	(5.5)	19.1	(55.9)
Net of tax	($62.3)	$33.4	($20.6)	$172.7

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	($43.7)	($31.9)	($88.5)	($7.7)

Pension and postretirement benefits amortization of net actuarial losses
and prior service credits and settlement charges reclassified from AOCI into income, net of tax	29.7	33.4	53.1	62.8

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20,000,000 shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of September 30, 2022, 3,404,297 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Subsequent Event

In November 2022, the Company’s Board of Director's authorized the repurchase up to 10 million additional shares of Ecolab common stock.

Share Repurchases

During the first nine months of 2022, the Company reacquired 2,545,822 shares of its common stock, of which 2,445,890 related to share repurchases through open market and 99,932 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During the first nine months of 2021, the Company reacquired 367,141 shares of its common stock, of which 261,447 related to share repurchases through open market and 105,694 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

The Inflation Reduction Act (IRA) was signed into U.S. law on August 16, 2022 and is effective January 1, 2023. The IRA includes an excise tax on the repurchase of corporate stock. The Company does not anticipate the excise tax to have a material impact on the Company’s financial statements.

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

The computations of the basic and diluted EPS amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2022	2021	2022	2021

Net income attributable to Ecolab	$347.1	$324.5	$827.3	$828.9

Weighted-average common shares outstanding
Basic	284.9	286.4	285.4	286.1
Effect of dilutive stock options and units	1.4	2.8	1.6	2.9
Diluted	286.3	289.2	287.0	289.0

Earnings attributable to Ecolab per common share
Basic EPS	$ 1.22	$ 1.13	$ 2.90	$ 2.90
Diluted EPS	$ 1.21	$ 1.12	$ 2.88	$ 2.87

Anti-dilutive securities excluded from the computation of diluted EPS	2.5	1.0	2.5	1.0

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 14.6% and 18.3% for the third quarter of 2022 and 2021, respectively, and 17.9% and 21.2% for the first nine months of 2022 and 2021, respectively. The change in the Company’s tax rate for the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2.

The Company recognized a net tax benefit related to discrete tax items of $14.2 million and $9.5 million in the third quarter and first nine months of 2022, respectively. This included a deferred tax benefit of $14.6 million associated with utilization of tax attributes as a result of legal entity rationalization and share-based compensation excess tax benefits of $0.7 million and $4.3 million in the third quarter and first nine months of 2022, respectively. The amount of the excess tax benefit is subject to variation in stock price and award exercises. Additionally, the Company recognized discrete tax expense of $1.1 million and $9.4 million during the third quarter and first nine months of 2022, respectively, primarily due to audit settlements, reserves for uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

The Company recognized a net tax benefit related to discrete tax items of $6.3 million in the third quarter and a net tax expense of $17.5 million in the first nine months of 2021. This included a tax benefit of $4.0 million in the third quarter and a net tax expense of $5.5 million in the first nine months of 2021 related to prior year returns, and a deferred tax benefit of $0.4 million and deferred tax expense of $23.8 million associated with transferring certain intangible property between affiliates in the third quarter and first nine months of 2021, respectively. The share-based compensation excess tax benefit was $9.9 million and $20.7 million in the third quarter and first nine months of 2021, respectively. The remaining discrete tax expense of $8.0 million and $8.9 million in the third quarter and first nine months of 2021, respectively, was primarily due to changes in tax law, reserves for uncertain tax positions, audit settlements, and other changes in estimates.

The CHIPS Act (CHIPS) was signed into U.S. law on August 9, 2022. CHIPS includes incentives for domestic semiconductor manufacturing for expenditures incurred after December 31, 2022. The Company continues to assess qualification for the new tax incentives but does not anticipate CHIPS to have a material impact on the Company’s financial statements.

The IRA includes a corporate alternative minimum tax on certain large corporations, incentives to address climate change mitigation and other non-income tax provisions, including an excise tax on the repurchase of corporate stock. The IRA is effective January 1, 2023. The Company continues to assess the impact of the IRA but does not anticipate the IRA to have a material impact on the Company’s financial statements.

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

The components of net periodic pension and postretirement health care benefit expense for the third quarter ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2022	2021	2022	2021	2022	2021
Service cost	$10.5	$11.2	$6.8	$7.9	$0.2	$0.2
Interest cost on benefit obligation	14.1	13.3	5.3	4.4	0.8	0.7
Expected return on plan assets	(36.7)	(38.0)	(16.8)	(16.6)	(0.1)	(0.1)
Recognition of net actuarial loss (gain)	10.0	12.1	5.6	5.8	(0.1)	0.2
Amortization of prior service benefit	(1.2)	(1.7)	-	(0.1)	-	-
Curtailments and settlements	24.8	7.0	-	-	-	-
Total expense	$21.5	$3.9	$0.9	$1.4	$0.8	$1.0

The components of net periodic pension and postretirement health care benefit expense for the nine months ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2022	2021	2022	2021	2022	2021
Service cost	$31.5	$32.8	$21.0	$24.0	$0.6	$0.6
Interest cost on benefit obligation	42.3	38.3	16.5	13.1	2.4	2.1
Expected return on plan assets	(110.1)	(115.2)	(52.8)	(51.9)	(0.3)	(0.3)
Recognition of net actuarial loss (gain)	30.0	44.5	17.4	20.3	(0.3)	0.6
Amortization of prior service benefit	(3.4)	(5.1)	-	(0.5)	-	-
Curtailments and settlements	25.7	26.6	-	-	-	-
Total expense	$16.0	$21.9	$2.1	$5.0	$2.4	$3.0

Service cost is included as employee compensation cost in either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of September 30, 2022, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first nine months of 2022, the Company made contributions of $11 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $4 million to such plans during the remainder of 2022.

During the first nine months of 2022, the Company made contributions of $33 million to its international pension plans and estimates it will contribute an additional $12 million to such plans during the remainder of 2022.

During the first nine months of 2022, the Company made contributions of $8 million to its U.S. postretirement health care plans and estimates it will contribute an additional $3 million to such plans during the remainder of 2022.

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

On June 3, 2020, the Company completed the separation of its Upstream Energy business (“ChampionX”). The Company entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for the third quarter of 2022 and 2021 were $27.8 million and $35.4 million, respectively, and first nine months of 2022 and 2021 were $96.4 million and $102.7 million, respectively. As of September 30, 2022, the Company had an outstanding accounts receivable balance for sales of product to ChampionX of $10.9 million.

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

The Company’s operating lease revenue was as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2022	2021	2022	2021
Operating lease revenue*	$118.1	$103.3	$345.4	$306.4

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

Net sales at public exchange rates by reportable segment are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2022	2021	2022	2021
Global Industrial
Product and sold equipment	$1,551.8	$1,386.0	$4,381.6	$3,941.0
Service and lease equipment	217.8	217.1	643.6	637.6
Global Institutional & Specialty
Product and sold equipment	964.0	889.9	2,722.8	2,397.7
Service and lease equipment	199.1	180.7	574.5	506.3
Global Healthcare & Life Sciences
Product and sold equipment	329.5	259.4	1,023.7	795.4
Service and lease equipment	27.1	27.5	86.6	86.0
Other
Product and sold equipment	90.0	82.7	249.5	224.0
Service and lease equipment	262.3	241.5	737.9	676.4
Corporate
Product and sold equipment	27.7	35.8	96.3	103.5
Service and lease equipment	-	0.2	0.1	0.6
Total
Total product and sold equipment	$2,963.0	$2,653.8	$8,473.9	$7,461.6
Total service and lease equipment	$706.3	$667.0	$2,042.7	$1,906.9

Net sales at public exchange rates by geographic region for the third quarter ended September 30 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
(millions)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

North America	$836.4	$716.8	$860.5	$776.4	$146.8	$112.6	$227.1	$201.3	$24.8	$25.7
Europe	350.3	353.3	162.8	166.3	164.9	154.1	70.0	70.6	0.7	0.8
Asia Pacific	207.2	199.8	53.5	48.4	23.0	14.8	19.6	17.1	1.1	1.5
Latin America	160.6	141.0	40.8	34.9	5.9	-	12.9	13.0	1.1	6.7
Greater China	101.0	102.9	30.6	32.6	11.9	1.8	20.0	19.5	-	0.7
India, Middle East and Africa	114.1	89.3	14.9	12.0	4.1	3.6	2.7	2.7	-	0.6
Total	$1,769.6	$1,603.1	$1,163.1	$1,070.6	$356.6	$286.9	$352.3	$324.2	$27.7	$36.0

Net sales at public exchange rates by geographic region for the nine months ended September 30 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
(millions)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

North America	$2,329.6	$2,046.0	$2,420.6	$2,133.6	$449.5	$320.0	$623.7	$549.8	$84.5	$73.4
Europe	1,005.1	1,008.5	463.8	394.5	523.0	500.8	201.8	191.3	2.2	2.6
Asia Pacific	621.3	586.8	159.2	150.0	66.0	40.3	55.8	54.9	3.2	4.2
Latin America	453.0	400.5	119.1	97.3	16.2	1.1	39.0	37.7	6.2	19.4
Greater China	317.7	292.7	95.0	98.7	41.6	4.5	59.1	57.7	0.1	1.9
India, Middle East and Africa	298.5	244.1	39.6	29.9	14.0	14.7	8.0	9.0	0.2	2.6
Total	$5,025.2	$4,578.6	$3,297.3	$2,904.0	$1,110.3	$881.4	$987.4	$900.4	$96.4	$104.1

Net sales by geographic region were determined based on origin of sale. The United States made up 53% and 52% of total revenues during the nine months ended September 30, 2022 and 2021, respectively.

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

The Company’s allowance for expected return of products shipped and credits related to pricing or quantities shipped was $37.1 million and $20.4 million as of September 30, 2022 and 2021, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

	Nine Months Ended
	September 30
(millions)	2022	2021

Beginning balance	$52.8	$68.4
Bad debt expense	26.8	12.4
Write-offs	(12.8)	(23.7)
Other (a)	2.1	(1.1)
Ending balance	$68.9	$56.0

(a)	Other amounts are primarily the effects of changes in currency translations.

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

The following table summarizes the contract liability activity:

	Nine Months Ended
	September 30
(millions)	2022	2021

Contract liability as of beginning of the year	$91.7	$80.4

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(91.7)	(80.4)

Increases due to billings excluding amounts recognized as revenue during the period ended	109.1	86.7

Contract liability as of end of period	$109.1	$86.7

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

The impact of the preceding changes on previously reported full year 2021 reportable segment net sales and operating income is summarized as follows:

	December 31, 2021

	2021 Reported		Fixed	2021 Reported
	Valued at 2021		Currency	Valued at 2022
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$6,304.9	$-	($218.1)	$6,086.8
Global Institutional & Specialty	3,978.2	-	(69.4)	3,908.8
Global Healthcare & Life Sciences	1,195.4	-	(45.8)	1,149.6
Other	1,226.9	-	(25.9)	1,201.0
Corporate	139.4	-	(2.0)	137.4
Subtotal at fixed currency rates	12,844.8	-	(361.2)	12,483.6
Effect of foreign currency translation	(111.7)	-	361.2	249.5
Consolidated reported GAAP net sales	$12,733.1	$-	$-	$12,733.1

Operating Income
Global Industrial	$1,031.0	$4.0	($49.3)	$985.7
Global Institutional & Specialty	556.9	(3.8)	(7.4)	545.7
Global Healthcare & Life Sciences	160.9	(0.9)	(7.7)	152.3
Other	187.3	0.7	(4.0)	184.0
Corporate	(318.6)		2.0	(316.6)
Subtotal at fixed currency rates	1,617.5	-	(66.4)	1,551.1
Effect of foreign currency translation	(18.9)		66.4	47.5
Consolidated reported GAAP operating income	$1,598.6	$-	$-	$1,598.6

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2022	2021	2022	2021
Net Sales
Global Industrial	$1,816.7	$1,565.0	$5,077.8	$4,452.2
Global Institutional & Specialty	1,183.2	1,057.1	3,323.4	2,864.7
Global Healthcare & Life Sciences	375.5	279.7	1,138.9	852.8
Other	362.1	319.5	1,000.4	885.2
Corporate	27.8	35.4	96.4	102.7
Subtotal at fixed currency rates	3,765.3	3,256.7	10,636.9	9,157.6
Effect of foreign currency translation	(96.0)	64.1	(120.3)	210.9
Consolidated reported GAAP net sales	$3,669.3	$3,320.8	$10,516.6	$9,368.5

Operating Income
Global Industrial	$277.0	$258.6	$693.2	$719.7
Global Institutional & Specialty	199.1	190.9	462.5	390.5
Global Healthcare & Life Sciences	34.7	35.2	137.3	123.9
Other	64.4	57.8	153.6	140.9
Corporate	(77.2)	(89.4)	(264.7)	(202.8)
Subtotal at fixed currency rates	498.0	453.1	1,181.9	1,172.2
Effect of foreign currency translation	(15.0)	12.7	(18.6)	38.7
Consolidated reported GAAP operating income	$483.0	$465.8	$1,163.3	$1,210.9

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

In connection with its provision of process chemicals to TPC, Nalco has been named in numerous lawsuits stemming from the plant explosion. Nalco has been named a defendant, along with TPC and other defendants, in multi-district litigation (“MDL”) proceedings pending in Orange County, Texas, alleging among other things claims for personal injury, property damage and business losses (In re TPC Group Litigation – A2020-0236-MDL, Orange County, Texas). In addition, numerous other lawsuits have been filed against Nalco, including TPC Group v. Nalco, E0208239, Jefferson County, Texas, a subrogation claim by TPC’s insurers seeking reimbursement for property damage losses. Over 5,000 plaintiffs (including the subrogation matter) currently have asserted claims against Nalco.

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

On June 1, 2022, TPC and seven of its affiliated companies filed for bankruptcy reorganization under Chapter 11 (Case No. 22-10493-CTG, United States Bankruptcy Court for the District of Delaware), and the bankruptcy cases are expected to continue through at least November 2022. In connection with the bankruptcy cases, TPC has disclosed an estimated range of its liability related to the Port Neches incident to individuals and homeowners (including subrogation claims) of approximately $152 million to $520 million. TPC and its affiliates have announced a settlement in principle between them and certain of these plaintiffs seeking to discharge all Port Neches related claims asserted against TPC and its affiliates in exchange for $30 million and the establishment of a settlement trust for the benefit of certain general unsecured creditors, to which TPC would assign its claims and causes of action, if any, against certain third parties, including Nalco, related to the TPC plant explosion. The settlement is subject to definitive documentation and approval in the bankruptcy court.

The Company believes the claims asserted against Nalco in the lawsuits stemming from the TPC plant explosion are without merit and intends to defend the claims vigorously. The Company also believes the claims should be covered by insurance subject to deductibles. However, the Company cannot predict the outcome of these lawsuits, the involvement the Company might have in these matters in the future or the potential for future litigation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of September 30, 2022, and the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 4, 2022

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

OVERVIEW OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2022

Sales Performance

When comparing third quarter 2022 against third quarter 2021, sales performance was as follows:

●	Reported net sales increased 10% to $3,669.3 million, fixed currency sales increased 16% and acquisition adjusted fixed currency sales increased 13%.
●	Fixed currency sales for our Global Industrial segment increased 16% to $1,816.7 million, as strong double-digit growth across all divisions was driven by accelerating total pricing and new business wins.
●	Fixed currency sales for our Global Institutional & Specialty segment increased 12% to $1,183.2 million. Continued double-digit growth in the Institutional division reflected accelerating total pricing and volume growth. Specialty sales showed good growth, driven by strong quickservice sales growth.
●	Fixed currency sales for our Global Healthcare & Life Sciences segment increased 34% to $375.5 million. Acquisition adjusted fixed currency sales were flat as growth in Life Sciences was offset by slightly lower Healthcare sales. Healthcare’s decline reflected accelerating total pricing that were offset by continued softness in Europe.
●	Fixed currency sales and acquisition adjusted fixed currency sales for Other increased 13% to $362.1 million reflecting double-digit growth in Pest Elimination, Textile Care and Colloidal Technologies.

Financial Performance

When comparing third quarter 2022 against third quarter 2021, our financial performance was as follows:

●	Reported operating income increased 4% to $483 million. Excluding the impact of special (gains) and charges from both 2022 and 2021 reported results, adjusted operating income decreased 3% and our adjusted fixed currency operating income increased 2%.
●	Net income attributable to Ecolab increased 7% to $347.1 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2022 and 2021 reported results, our adjusted net income attributable to Ecolab decreased 7%.
●	Reported diluted EPS increased 8% to $1.21. Excluding the impact of special (gains) and charges and discrete tax items from both 2022 and 2021 reported results, adjusted diluted EPS decreased 6% to $1.30 in the third quarter of 2022.
●	Our reported tax rate was 14.6% during the third quarter of 2022, compared to 18.3% during the third quarter of 2021. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2022 and 2021 results, our adjusted tax rate was 18.3% during the third quarter of 2022, compared to 19.5% during the third quarter of 2021.

RESULTS OF OPERATIONS

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2022	2021	Change	2022	2021	Change
Product and equipment sales	$2,963.0	$2,653.8		$8,473.9	$7,461.6
Service and lease sales	706.3	667.0		2,042.7	1,906.9
Reported GAAP net sales	$3,669.3	$3,320.8	10%	$10,516.6	$9,368.5	12%
Effect of foreign currency translation	96.0	(64.1)		120.3	(210.9)
Non-GAAP fixed currency sales	$3,765.3	$3,256.7	16%	$10,636.9	$9,157.6	16%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2022 sales change are shown below:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
(percent)	2022	2022
Volume	1%	4%
Price changes	12	9
Acquisition adjusted fixed currency sales change	13	13
Acquisitions and divestitures	3	4
Fixed currency sales change	16	16
Foreign currency translation	(5)	(4)
Reported GAAP net sales change	10%	12%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Third Quarter Ended				Nine Months Ended
	September 30				September 30
	2022		2021		2022		2021
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,877.1		$1,625.1		$5,371.7		$4,452.9
Service and lease cost of sales	414.5		391.6		1,204.4		1,119.8
Reported GAAP COS and gross margin	$2,291.6	37.5%	$2,016.7	39.3%	$6,576.1	37.5%	$5,572.7	40.5%
Special (gains) and charges	7.1		52.9		61.7		76.2
Non-GAAP adjusted COS and gross margin	$2,284.5	37.7%	$1,963.8	40.9%	$6,514.4	38.1%	$5,496.5	41.3%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 37.5% and 39.3% for the third quarter of 2022 and 2021, respectively. Our reported gross margin was 37.5% and 40.5% for the first nine months of 2022 and 2021, respectively. Special (gains) and charges included in items impacting cost of sales are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges within cost of sales, third quarter 2022 adjusted gross margin was 37.7% and our adjusted gross margin for the first nine months of 2022 was 38.1%. These percentages compared against a third quarter 2021 adjusted gross margin of 40.9% and an adjusted gross margin of 41.3% for the first nine months of 2021.

Our adjusted gross margin decreased when comparing the third quarter and first nine months of 2022 against the third quarter and first nine months of 2021, primarily reflecting accelerating total pricing that was more than offset by a significant increase in delivered product cost inflation and unfavorable mix.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 23.9% and 26.0% for the third quarter and first nine months of 2022, respectively, compared to 25.1% and 27.2% for the third quarter and first nine months of 2021, respectively. The SG&A ratio to sales in the third quarter and first nine months of 2022 decreased driven by sales leverage and cost savings that more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2022	2021	2022	2021
Cost of sales
Restructuring activities	$2.1	$2.2	$5.5	$24.1
Acquisition and integration activities	4.2	-	32.7	-
COVID-19 activities, net	-	50.7	16.3	51.8
Russia/Ukraine activities	0.8	-	7.2	-
Other	-	-	-	0.3
Cost of sales subtotal	7.1	52.9	61.7	76.2

Special (gains) and charges
Restructuring activities	(0.3)	0.4	0.8	6.5
Acquisition and integration activities	4.1	0.8	15.0	3.3
COVID-19 activities, net	2.5	1.5	7.1	16.2
Russia/Ukraine activities	-	-	5.9	-
Other	11.5	3.6	16.7	10.7
Special (gains) and charges subtotal	17.8	6.3	45.5	36.7

Operating income subtotal	24.9	59.2	107.2	112.9

Other (income) expense	24.8	7.0	24.8	26.6
Interest expense, net	-	32.3	-	32.3

Total special (gains) and charges	$49.7	$98.5	$132.0	$171.8

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

Institutional Advancement Program

We approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance our Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging our ongoing investments in digital technology. In February 2021, we expanded the Institutional Plan, and we expect that these restructuring charges will be completed by 2023, with total anticipated costs of $70 million ($55 million after tax) or $0.19 per diluted share. The remaining costs are expected to be primarily cash expenditures for severance and non-cash charges related to equipment disposals. Actual costs may vary from these estimates depending on actions taken.

In the third quarter and first nine months of 2022, we recorded restructuring charges of $1.8 million ($1.3 million after tax) or less than $0.01 per diluted share and $3.9 million ($2.9 million after tax) or $0.01 per diluted share, respectively, primarily related to severance, disposals of equipment and office closures. We have recorded $51.7 million ($39.5 million after tax), or $0.14 per diluted share of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $2.2 million as of September 30, 2022. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The Institutional Plan has delivered $48 million of cumulative cost savings with estimated annual cost savings of $55 million by 2024.

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

We recorded restructuring charges (gains) of ($0.6) million ($0.3 million after tax), or less than $0.01 per diluted share and $1.5 million ($1.2 million after tax), or less than $0.01 per diluted share in the third quarter of 2022 and 2021, respectively and ($0.2) million ($0.1 million after tax), or less than $0.01 per diluted share and $2.9 million ($2.8 million after tax), or $0.01 per diluted share in the first nine months of 2022 and 2021, respectively. The liability related to the Plan was $15.5 million as of the end of the third quarter of 2022. We have recorded $244.3 million ($189.9 million after tax), or $0.66 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The Plan has delivered $315 million of cumulative cost savings with estimated annual cost savings of $315 million by 2022.

Other Restructuring Activities

During the third quarter of 2022 and 2021, we incurred restructuring charges (gains) of $0.6 million ($0.5 million after tax), or less than $0.01 per diluted share and ($0.3) million ($0.5 million after tax), or less than $0.01 per diluted share, respectively, and during the first nine months of 2022 and 2021, we incurred $2.6 million ($2.0 million after tax), or less than $0.01 per diluted share and $18.2 million ($16.9 million after tax), or $0.06 per diluted share, respectively, related to other immaterial restructuring activity. The charges primarily related to severance and asset write-offs.

The restructuring liability balance for all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $4.0 million and $4.6 million as of September 30, 2022 and December 31, 2021, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during the third quarter of 2022 related to all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $3.2 million.

Acquisition and integration related costs

Acquisition and integration related costs reported in product and equipment cost of sales on the Consolidated Statements of Income in the third quarter and first nine months of 2022 include $4.2 million ($3.9 million after tax) or $0.01 per diluted share and $32.7 million ($25.8 million after tax) or $0.09 per diluted share, respectively, and are related primarily to the recognition of fair value step-up in the Purolite inventory and other integration costs.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $4.1 million ($3.9 million after tax) or $0.01 per diluted share and $15.0 million ($11.9 million after tax) or $0.04 per diluted share in the third quarter and first nine months of 2022, respectively. Charges are related to Purolite, Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), and Bioquell PLC (“Bioquell”) acquisitions and consist of integration related costs, advisory and legal fees.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statements of Income include $0.8 million ($0.8 million after tax) or less than $0.01 per diluted share and $3.3 million ($2.9 million after tax) or $0.01 per diluted share in the third quarter and first nine months of 2021, respectively. Charges are related to CID Lines, and Bioquell acquisitions and consist of integration costs, advisory and legal fees.

COVID-19 activities

We recorded charges of $1.3 million during the third quarter and first nine months of 2022 to protect the wages of certain employees directly impacted by the COVID-19 pandemic. We also recorded charges of $1.6 million and $7.7 million related to employee COVID-19 testing and related expenses during the third quarter and first nine months of 2022, respectively. In addition, we received immaterial amounts of subsidies and government assistance which were recorded in special (gains) and charges in the first nine months of both 2022 and 2021. We recorded $15 million in inventory reserves related to excess sanitizer inventory and estimated disposal costs during the first quarter of 2022. COVID-19 pandemic charges are recorded in product and equipment cost of sales and special (gains) and charges on the Consolidated Statements of Income. Total after tax net charges related to the COVID-19 pandemic were $2.1 million or less than $0.01 per diluted share and $17.9 million or $0.06 per diluted share during the third quarter and first nine months of 2022, respectively.

During the third quarter and first nine months of 2021, we recorded charges of $2.6 million and $12.6 million, respectively, to protect the wages of certain employees directly impacted by the COVID-19 pandemic. We also recorded charges of $3.1 million and $11.5 million, respectively, during the third quarter and first nine months of 2021 related to COVID-19 testing and related expenses. In addition, we received subsidies and government assistance, which were recorded as special (gains) and charges of ($3.5) million and ($6.1) million during the third quarter and first nine months of 2021, respectively. COVID-19 pandemic charges are recorded in product and equipment sales, service and lease sales, and special (gains) and charges on the Consolidated Statements of Income. Total after tax net charges related to COVID-19 pandemic were $40.6 million or $0.14 per diluted share and $51.9 million or $0.18 per diluted share during the third quarter and first nine months of 2021, respectively.

Russia/Ukraine activities

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We recorded charges of $0.8 million ($0.7 million after tax) or less than $0.01 per diluted share and charges of $13.1 million ($14.0 million after tax) or $0.05 per diluted share in the third quarter and first nine months of 2022, respectively, primarily related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other special charges recorded in the third quarter and first nine months of 2022 in special (gains) and charges on the Consolidated Statements of Income were $11.5 million ($8.7 million after tax) or $0.03 per diluted share and $16.7 million ($12.6 million after tax) or $0.04 per diluted share, respectively, primarily related to certain legal charges.

Other special charges of $3.6 million ($2.7 million after tax) or $0.01 per diluted share and $10.7 million ($8.3 million after tax) or $0.03 per diluted share recorded in the third quarter and first nine months of 2021, respectively, related to certain legal charges in addition to tax consulting fees associated with the ChampionX separation, which are recorded in special (gains) and charges and product and equipment cost of sales on the Consolidated Statements of Income.

Other (income) expense

We incurred settlement expense recorded in other expense (income) on the Consolidated Statements of Income of $24.8 million ($18.8 million after tax) or $0.07 per diluted share and $7.0 million ($5.3 million after tax) or $0.02 per diluted share during the third quarter of 2022 and 2021, respectively, and $24.8 million ($18.8 million after tax) or $0.07 per diluted share and $26.6 million ($20.2 million after tax) or $0.07 per diluted share during the first nine months of 2022 and 2021, respectively. Expenses are related to U.S. pension plan lump-sum payments to retirees.

Interest expense

During the third quarter of 2021, we recorded special charges of $32.3 million ($28.4 million after tax) or $0.10 per diluted share in interest expense on the Consolidated Statement of Income primarily related to debt refinancing charges.

Operating Income and Operating Income Margin

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2022	2021	Change	2022	2021	Change
Reported GAAP operating income	$483.0	$465.8	4%	$1,163.3	$1,210.9	(4)%
Special (gains) and charges	24.9	59.2		107.2	112.9
Non-GAAP adjusted operating income	507.9	525.0	(3)%	1,270.5	1,323.8	(4)%
Effect of foreign currency translation	15.0	(12.7)		18.6	(38.7)
Non-GAAP adjusted fixed currency operating income	$522.9	$512.3	2%	$1,289.1	$1,285.1	0%

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(percent)	2022	2021		2022	2021
Reported GAAP operating income margin	13.2%	14.0%		11.1%	12.9%
Non-GAAP adjusted operating income margin	13.8%	15.8%		12.1%	14.1%
Non-GAAP adjusted fixed currency operating income margin	13.9%	15.7%		12.1%	14.0%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 4% and decreased 4% in the third quarter and first nine months of 2022, respectively, versus the comparable period of 2021. Our reported operating income for 2022 and 2021 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2022 and 2021 reported results, our adjusted operating income decreased 3% and 4% in the third quarter and first nine months of 2022, respectively.

As shown in the previous table, foreign currency had a 5 and 4 percentage points impact on adjusted operating income growth for the third quarter and first nine months of 2022, respectively. Foreign currency had a 2 and 4 percentage points impact on adjusted operating income growth for the third quarter and first nine months of 2021, respectively.

Other (Income) Expense

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2022	2021	Change	2022	2021	Change
Reported GAAP other (income) expense	$5.7	($13.0)	(144)%	($32.6)	($27.5)	19%
Special (gains) and charges	24.8	7.0		24.8	26.6
Non-GAAP adjusted other (income) expense	($19.1)	($20.0)	(4)%	($57.4)	($54.1)	6%

Other expense (income) was $5.7 million and ($13.0) million in the third quarter of 2022 and 2021, respectively. Other income was $32.6 million and $27.5 million in the first nine months of 2022 and 2021, respectively. We recognized pension settlement expense of $24.8 million in special (gains) and charges in third quarter and first nine months of 2022, and $7.0 million and $26.6 million in third quarter and first nine months of 2021, respectively.

Interest Expense, Net

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2022	2021	Change	2022	2021	Change
Reported GAAP interest expense, net	$65.1	$76.4	(15)%	$174.1	$173.7	0%
Special (gains) and charges	-	32.3		-	32.3
Non-GAAP adjusted interest expense, net	$65.1	$44.1	48%	$174.1	$141.4	23%

Reported net interest expense was $65.1 million and $76.4 million in the third quarter of 2022 and 2021, respectively. Reported net interest expense was $174.1 million and $173.7 million in the first nine months of 2022 and 2021, respectively. In the third quarter of 2021, we incurred $32.3 million of expense associated with debt refinancing. Adjusted for debt refinancing costs, the increase in interest expense when comparing 2022 against 2021 was driven primarily by the interest on debt issued to fund the Purolite acquisition and the impact from higher average interest rates on floating rate debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2022	2021	2022	2021
Reported GAAP tax rate	14.6%	18.3%	17.9%	21.2%
Tax rate impact of:
Special (gains) and charges	0.6	-	0.2	(0.3)
Discrete tax items	3.1	1.2	0.8	(1.4)
Non-GAAP adjusted tax rate	18.3%	19.5%	18.9%	19.5%

Our reported tax rate was 14.6% and 18.3% for the third quarter of 2022 and 2021, respectively and 17.9% and 21.2% for the first nine months of 2022 and 2021, respectively. The change in our tax rate for the third quarter and first nine months of 2022 versus the comparable period of 2021 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized a net tax benefit related to discrete tax items of $14.2 million and $9.5 million in the third quarter and first nine months of 2022, respectively. This included a deferred tax benefit of $14.6 million associated with utilization of tax attributes as a result of legal entity rationalization and share-based compensation excess tax benefits of $0.7 million and $4.3 million in the third quarter and first nine months of 2022, respectively. The amount of the excess tax benefit is subject to variation in stock price and award exercises. Additionally, we recognized discrete tax expense of $1.1 million and $9.4 million in the third quarter and first nine months of 2022, respectively, primarily due to audit settlements, reserves for uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

We recognized a net tax benefit related to discrete tax items of $6.3 million in the third quarter and a net tax expense of $17.5 million in the first nine months of 2021. This included a tax benefit of $4.0 million in the third quarter and a net tax expense of $5.5 million in the first nine months of 2021 related to prior year returns, and a deferred tax benefit of $0.4 million and deferred tax expense of $23.8 million associated with transferring certain intangible property between affiliates in the third quarter and first nine months of 2021, respectively. The share-based compensation excess tax benefit was $9.9 million and $20.7 million in the third quarter and first nine months of 2021, respectively. The remaining discrete tax expense of $8.0 million and $8.9 million during the quarter and first nine months of 2021, respectively, was primarily due to changes in tax law, reserves for uncertain tax positions, audit settlements, and other changes in estimates.

The decrease in the third quarter and first nine months of 2022 adjusted tax rate compared to 2021 was primarily due to the geographic mix of income and tax planning.

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2022	2021	Change	2022	2021	Change
Reported GAAP net income attributable to Ecolab	$347.1	$324.5	7%	$827.3	$828.9	(0)%
Adjustments:
Special (gains) and charges, after tax	39.6	80.8		105.8	139.1
Discrete tax net expense	(14.2)	(6.3)		(9.5)	17.5
Non-GAAP adjusted net income attributable to Ecolab	$372.5	$399.0	(7)%	$923.6	$985.5	(6)%

Diluted EPS

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(dollars)	2022	2021	Change	2022	2021	Change
Reported GAAP diluted EPS	$1.21	$ 1.12	8%	$2.88	$ 2.87	0%
Adjustments:
Special (gains) and charges, after tax	0.14	0.28		0.37	0.48
Discrete tax net expense	(0.05)	(0.02)		(0.03)	0.06
Non-GAAP adjusted diluted EPS	$1.30	$ 1.38	(6)%	$3.22	$ 3.41	(6)%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately ($0.08) and ($0.17) per share on diluted EPS for the third quarter and first nine months of 2022, respectively, when compared to the comparable periods of 2021.

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

Fixed currency net sales and operating income for the third quarter and first nine months of 2022 and 2021 for our reportable segments are shown in the following tables:

Net Sales	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2022	2021	Change	2022	2021	Change
Global Industrial	$1,816.7	$1,565.0	16%	$5,077.8	$4,452.2	14%
Global Institutional & Specialty	1,183.2	1,057.1	12	3,323.4	2,864.7	16
Global Healthcare & Life Sciences	375.5	279.7	34	1,138.9	852.8	34
Other	362.1	319.5	13	1,000.4	885.2	13
Corporate	27.8	35.4	(21)	96.4	102.7	(6)
Subtotal at fixed currency	3,765.3	3,256.7	16	10,636.9	9,157.6	16
Effect of foreign currency translation	(96.0)	64.1		(120.3)	210.9
Consolidated reported GAAP net sales	$3,669.3	$3,320.8	10%	$10,516.6	$9,368.5	12%

Operating Income	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2022	2021	Change	2022	2021	Change
Global Industrial	$277.0	$258.6	7%	$693.2	$719.7	(4)%
Global Institutional & Specialty	199.1	190.9	4	462.5	390.5	18
Global Healthcare & Life Sciences	34.7	35.2	(1)	137.3	123.9	11
Other	64.4	57.8	11	153.6	140.9	9
Corporate	(77.2)	(89.4)	(14)	(264.7)	(202.8)	31
Subtotal at fixed currency	498.0	453.1	10	1,181.9	1,172.2	1
Effect of foreign currency translation	(15.0)	12.7		(18.6)	38.7
Consolidated reported GAAP operating income	$483.0	$465.8	4%	$1,163.3	$1,210.9	(4)%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	Third Quarter Ended
	September 30
Net Sales	2022			2021
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,816.7	($7.9)	$1,808.8	$1,565.0	$-	$1,565.0
Global Institutional & Specialty	1,183.2	-	1,183.2	1,057.1	-	1,057.1
Global Healthcare & Life Sciences	375.5	(95.5)	280.0	279.7	-	279.7
Other	362.1	-	362.1	319.5	-	319.5
Corporate	27.8	(27.8)	-	35.4	(35.4)	-
Subtotal at fixed currency	3,765.3	(131.2)	3,634.1	3,256.7	(35.4)	3,221.3
Effect of foreign currency translation	(96.0)			64.1
Total reported net sales	$3,669.3			$3,320.8

Operating Income	2022			2021
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$277.0	($1.3)	$275.7	$258.6	$-	$258.6
Global Institutional & Specialty	199.1	-	199.1	190.9	-	190.9
Global Healthcare & Life Sciences	34.7	(15.6)	19.1	35.2	-	35.2
Other	64.4	-	64.4	57.8	-	57.8
Corporate	(52.3)	22.4	(29.9)	(30.2)	-	(30.2)
Non-GAAP adjusted fixed currency operating income	522.9	5.5	528.4	512.3	-	512.3
Special (gains) and charges	24.9			59.2
Subtotal at fixed currency	498.0			453.1
Effect of foreign currency translation	(15.0)			12.7
Total reported operating income	$483.0			$465.8

	Nine Months Ended
	September 30
Net Sales	2022			2021
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$5,077.8	($21.0)	$5,056.8	$4,452.2	$-	$4,452.2
Global Institutional & Specialty	3,323.4	-	3,323.4	2,864.7	-	2,864.7
Global Healthcare & Life Sciences	1,138.9	(307.5)	831.4	852.8	-	852.8
Other	1,000.4	-	1,000.4	885.2	-	885.2
Corporate	96.4	(96.4)	-	102.7	(102.7)	-
Subtotal at fixed currency	10,636.9	(424.9)	10,212.0	9,157.6	(102.7)	9,054.9
Effect of foreign currency translation	(120.3)			210.9
Total reported net sales	$10,516.6			$9,368.5

Operating Income	2022			2021
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$693.2	($3.4)	$689.8	$719.7	$-	$719.7
Global Institutional & Specialty	462.5	-	462.5	390.5	-	390.5
Global Healthcare & Life Sciences	137.3	(65.1)	72.2	123.9	-	123.9
Other	153.6	-	153.6	140.9	-	140.9
Corporate	(157.5)	68.0	(89.5)	(89.9)	-	(89.9)
Non-GAAP adjusted fixed currency operating income	1,289.1	(0.5)	1,288.6	1,285.1	-	1,285.1
Special (gains) and charges	107.2			112.9
Subtotal at fixed currency	1,181.9			1,172.2
Effect of foreign currency translation	(18.6)			38.7
Total reported operating income	$1,163.3			$1,210.9

Unless otherwise noted, the following segment performance commentary compares the third quarter and first nine months of 2022 against the third quarter and first nine months of 2021.

Global Industrial

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Sales at fixed currency (millions)	$1,816.7	$1,565.0	$5,077.8	$4,452.2
Sales at public currency (millions)	1,769.6	1,603.1	5,025.2	4,578.6

Volume	-%		2%
Price changes	15%		11%
Acquisition adjusted fixed currency sales change	16%		14%
Acquisitions and divestitures	1%		-%
Fixed currency sales change	16%		14%
Foreign currency translation	(5)%		(4)%
Public currency sales change	10%		10%

Operating income at fixed currency (millions)	$277.0	$258.6	$693.2	$719.7
Operating income at public currency (millions)	269.0	267.1	684.2	748.2

Fixed currency operating income change	7%		(4)%
Fixed currency operating income margin	15.2%	16.5%	13.7%	16.2%
Acquisition adjusted fixed currency operating income change	7%		(4)%
Acquisition adjusted fixed currency operating income margin	15.2%	16.5%	13.6%	16.2%
Public currency operating income change	1%		(9)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in both the third quarter and first nine months of 2022, as strong double-digit growth across all divisions was driven by accelerating total pricing and new business wins.

All operating segments reported double-digit growth, Water fixed currency sales increased 15% (14% acquisition adjusted) and 13% (12% acquisition adjusted) in the third quarter and first nine months of 2022, respectively, reflecting accelerating total pricing and new business wins. Light industry water treatment sales reported strong growth, driven by double-digit growth across data centers and microelectronics, food & beverage, manufacturing, and institutional. Heavy industry sales also recorded a strong increase led by double digit growth in power and chemicals. Mining showed very strong growth, benefiting from our strategic shift toward high-value metals and fertilizers, as well as strong new business wins. Food & Beverage fixed currency sales increased 14% and 12% in the third quarter and first nine months of 2022, respectively, reflecting accelerating total pricing. Downstream fixed currency sales increased 22% and 16% in the third quarter and first nine months of 2022, respectively, driven by accelerating pricing, new business wins and improved customer utilization rates. Paper fixed currency sales increased 19% and 17% in the third quarter and first nine months of 2022, respectively, driven by accelerating total pricing and new business wins.

Operating Income

Fixed currency operating income increased for the third quarter and decreased for first nine months of 2022, while fixed currency operating income margins decreased for Global Industrial in both the third quarter and first nine months of 2022.

Acquisition adjusted fixed currency operating income margins decreased 1.3 percentage points during the third quarter of 2022, as the 11.2 percentage point positive impacts of accelerating total pricing was more than offset by the 12.1 percentage points negative impacts of significantly higher Delivered Product Costs and unfavorable mix. Acquisition adjusted fixed currency operating income margins decreased 2.6 percentage points during the first nine months of 2022, as the 8.7 percentage point positive impacts of strong accelerating pricing were more than offset by the 12.0 percentage point negative impacts of significantly higher Delivered Product Costs and investments in the business.

Global Institutional & Specialty

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Sales at fixed currency (millions)	$1,183.2	$1,057.1	$3,323.4	$2,864.7
Sales at public currency (millions)	1,163.1	1,070.6	3,297.3	2,904.0

Volume	2%		9%
Price changes	10%		7%
Acquisition adjusted fixed currency sales change	12%		16%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	12%		16%
Foreign currency translation	(3)%		(2)%
Public currency sales change	9%		14%

Operating income at fixed currency (millions)	$199.1	$190.9	$462.5	$390.5
Operating income at public currency (millions)	196.1	193.4	458.5	393.9

Fixed currency operating income change	4%		18%
Fixed currency operating income margin	16.8%	18.1%	13.9%	13.6%
Acquisition adjusted fixed currency operating income change	4%		18%
Acquisition adjusted fixed currency operating income margin	16.8%	18.1%	13.9%	13.6%
Public currency operating income change	1%		16%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional & Specialty increased in the third quarter and first nine months of 2022.

At an operating segment level, Institutional fixed currency sales increased 14% and 20% in the third quarter and first nine months of 2022, respectively, driven by accelerating total pricing and new business wins. Specialty fixed currency sales increased 8% and 6% in third quarter and first nine months of 2022, respectively, driven by strong quick service sales and modest growth in food retail sales.

Operating Income

Fixed currency operating income increased for both the third quarter and first nine months of 2022 while fixed currency operating income margins decreased and increased for the third quarter and first nine months of 2022, respectively, for our Global Institutional & Specialty segment.

Acquisition adjusted fixed currency operating income margins decreased 1.3 percentage points during the third quarter of 2022, as the 7.7 percentage point positive impacts from accelerating pricing were more than offset by the 8.6 percentage point negative impacts by higher Delivered Product Costs and investments in the business. Acquisition adjusted fixed currency operating income margins increased 0.3 percentage points during the first nine months of 2022, as the 8.7 percentage point positive impacts from accelerating total pricing and strong volume growth overcame the 8.5 percentage point negative impacts of higher Delivered Product Costs and investments in the business.

Global Healthcare & Life Sciences

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Sales at fixed currency (millions)	$375.5	$279.7	$1,138.9	$852.8
Sales at public currency (millions)	356.6	286.9	1,110.3	881.4

Volume	(9)%		(8)%
Price changes	9%		6%
Acquisition adjusted fixed currency sales change	-%		(2)%
Acquisitions and divestitures	34%		36%
Fixed currency sales change	34%		34%
Foreign currency translation	(9)%		(6)%
Public currency sales change	24%		26%

Operating income at fixed currency (millions)	$34.7	$35.2	$137.3	$123.9
Operating income at public currency (millions)	31.4	36.4	132.4	129.4

Fixed currency operating income change	(1)%		11%
Fixed currency operating income margin	9.2%	12.6%	12.1%	14.5%
Acquisition adjusted fixed currency operating income change	(46)%		(42)%
Acquisition adjusted fixed currency operating income margin	6.8%	12.6%	8.7%	14.5%
Public currency operating income change	(14)%		2%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Acquisition adjusted fixed currency sales for Global Healthcare & Life Sciences were flat for the third quarter, as growth in Life Sciences was offset by slightly lower Healthcare sales.

At an operating segment level, Healthcare fixed currency sales decreased 2% (2% acquisition adjusted) and 3% (5% acquisition adjusted) in the third quarter and first nine months of 2022, respectively, as accelerating total pricing was offset by continued softness in Europe. Life Sciences fixed currency sales increased 158% (5% acquisition adjusted) and 161% (6% acquisition adjusted) in the third quarter and first nine months of 2022, respectively, reflecting the acquisition of Purolite. Excluding the acquisition of Purolite, the Life Sciences business growth was driven by accelerating total pricing and double-digit growth in consumable pharmaceutical and personal care products were partially offset by normalizing demand for Bioquell’s biocontamination systems.

Operating Income

Fixed currency operating income decreased and increased for the third quarter and first nine months of 2022, respectively, while fixed currency operating income margins decreased for our Global Healthcare & Life Sciences segment in both the third quarter and first nine months of 2022.

Acquisition adjusted fixed currency operating income margins decreased 5.8 percentage points during the third quarter of 2022, as the 7.0 percentage point positive impacts from accelerated pricing was more than offset by the 13.7 percentage point negative impact from higher Delivered Product Costs, lower volumes and unfavorable mix. Acquisition adjusted fixed currency operating income margins decreased 5.8 percentage points during the first nine months of 2022, as the 4.5 percentage point positive impacts from impacts from accelerating pricing was more than offset by the 10.7 percentage point negative impact from higher Delivered Product Costs, lower volumes and investments in the business.

Other

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Sales at fixed currency (millions)	$362.1	$319.5	$1,000.4	$885.2
Sales at public currency (millions)	352.3	324.2	987.4	900.4

Volume	6%		7%
Price changes	7%		6%
Acquisition adjusted fixed currency sales change	13%		13%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	13%		13%
Foreign currency translation	(4)%		(3)%
Public currency sales change	9%		10%

Operating income at fixed currency (millions)	$64.4	$57.8	$153.6	$140.9
Operating income at public currency (millions)	63.0	58.7	152.1	143.3

Fixed currency operating income change	11%		9%
Fixed currency operating income margin	17.8%	18.1%	15.4%	15.9%
Acquisition adjusted fixed currency operating income change	11%		9%
Acquisition adjusted fixed currency operating income margin	17.8%	18.1%	15.4%	15.9%
Public currency operating income change	7%		6%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other increased in the third quarter and first nine months of 2022, reflecting double-digit growth in Pest Elimination, Textile Care, and Colloidal Technologies.

At an operating segment level, Pest Elimination fixed currency sales increased 12% and 11% in the third quarter and first nine months of 2022, respectively, reflecting strong growth across food retail, food and beverage, hospitality, and restaurants. Textile Care fixed currency sales increased 17% and 19% in the third quarter and first nine months of 2022, respectively. Colloidal Technologies Group fixed currency sales increased 16% and 13% in the third quarter and first nine months of 2022, respectively.

Operating Income

Fixed currency operating income increased and fixed currency operating income margins decreased for Other both in the third quarter and first nine months of 2022.

Acquisition adjusted fixed currency operating income margins decreased 0.3 percentage points during the third quarter of 2022, as the 5.6 percentage point positive impact from accelerating total pricing was more than offset by the 5.9 percentage point negative impact of higher Delivered Product Costs and investments in the business. Acquisition adjusted fixed currency operating income margins decreased 0.5 percentage points during the first nine months of 2022 as the 5.2 percentage point positive impact from accelerating pricing and volume growth was more than offset by the 5.4 percentage point negative impact of higher Delivered Product Costs and investments in business.

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

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $21.0 billion as of September 30, 2022, compared to total assets of $21.2 billion as of December 31, 2021.

Total liabilities were $13.9 billion as of September 30, 2022, compared to total liabilities of $14.0 billion as of December 31, 2021. Total debt was $8.5 billion as of September 30, 2022 and $8.8 billion as of December 31, 2021. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented:

	September 30, 2022	December 31, 2021
(ratio)
Net debt to EBITDA	3.4	3.4

(millions)
Total debt	$8,524.6	$8,758.2
Cash	112.9	359.9
Net debt	$8,411.7	$8,398.3

Net income including noncontrolling interest	$1,144.7	$1,144.0
Provision for income taxes	226.6	270.2
Interest expense, net	218.7	218.3
Depreciation	614.7	604.4
Amortization	303.1	238.7
EBITDA	$2,507.8	$2,475.6

Cash Flows

Operating Activities

	Nine Months Ended
	September 30
(millions)	2022	2021	Change
Cash provided by operating activities	$929.2	$1,421.0	($491.8)

We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities decreased $492 million in first nine months of 2022 compared to the first nine months of 2021, driven primarily by $381 million increase in working capital excluding the impact of non-cash special charges. The increase in working capital is primarily driven by receivables higher than last year due to pricing and surcharge rollout but expected to improve by year-end. Additionally inventory was impacted by inflationary environment and higher stock holding to mitigate supply disruption.

Investing Activities

	Nine Months Ended
	September 30
(millions)	2022	2021	Change
Cash used for investing activities	($506.4)	($638.5)	$132.1

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

We continue to make capital investments in the business, including merchandising equipment, manufacturing equipment and facilities. Total capital expenditures were $510 million and $424 million in the first nine months of 2022 and 2021, respectively.

Total cash paid for acquisitions, net of cash acquired along with net cash received from dispositions, during the first nine months of 2022 and 2021, was $7 million and $210 million, respectively. Our acquisitions are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

Financing Activities

	Nine Months Ended
	September 30
(millions)	2022	2021	Change
Cash used for financing activities	($675.6)	($1,159.3)	$483.7

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We issued $88 million and $1 million of commercial paper and notes payable in the first nine months of 2022 and 2021, respectively. We issued $300 million par value and received $294 million in proceeds of long-term debt and repaid $900 million of long-term debt in the first nine months of 2021.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $445 million and $78 million of shares in the first nine months of 2022 and 2021, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

We paid dividends of $445 million and $427 million in in the first nine months of 2022 and 2021, respectively.

The impact on financing cash flows of commercial paper and notes payable issuances are shown in the following table:

	Nine Months Ended
	September 30
(millions)	2022	2021	Change
Net issuances of commercial paper and notes payable	$87.6	$0.5	$87.1
Long-term debt borrowings	-	293.7	(293.7)
Long-term debt repayments	-	(1,017.9)	1,017.9

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

As of September 30, 2022, we had $113 million of cash and cash equivalents on hand, of which $78 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of September 30, 2022, we have a $2.0 billion multi-year credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the third quarter of 2022, we had $485 million outstanding commercial paper under our U.S. program and no outstanding commercial paper under our Euro program. There were no borrowings under our credit facility as of September 30, 2022 or 2021. As of September 30, 2022, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

There was no long-term debt issuance or repayment activity through the first nine months of 2022. Our long-term debt issuance and repayment activity through the first nine months of 2021 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2021 disclosed total notes payable and long-term debt due within one year of $11 million. As of September 30, 2022, the total notes payable and long-term debt due within one year was $13 million. There was $485 million commercial paper outstanding as of September 30, 2022 and $400 million as of December 31, 2021.

Our gross liability for uncertain tax positions was $20 million as of September 30, 2022 and $25 million as of December 31, 2021. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

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

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results. We expect a more challenging macroeconomic environment, especially in Europe, as the war and the energy crisis is having a significant impact on costs and demand. We also assume continued high delivered product costs and significant unfavorable currency translation impacts that persist well into 2023.

Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first nine months of 2022, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the third quarter of 2022 represented less than 1% of our consolidated assets. Turkey was also classified as a highly inflationary economy in accordance with U.S. GAAP. During the first nine months of 2022, sales in Turkey represented less than 1% of our consolidated sales. Assets held in Turkey at the end of the third quarter of 2022 represented less than 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. Our Russian and Ukraine operations represented approximately 1% of our 2021 annual sales. We recorded charges of $0.8 million in the third quarter of 2022 and $13.1 million in the first nine months of 2022 primarily related to recoverability risk of certain assets in both Russia and Ukraine.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 17 to the Consolidated Financial Statements.

Subsequent Events

In October 2022, we entered into a cross currency swap agreement with a notional amount of €200 million maturing in 2026. The cross currency swap is designated as a net investment hedge of our Euro denominated exposures from our investments in certain of its Euro denominated functional currency subsidiaries.

In November 2022, our Board of Director's authorized the repurchase up to 10 million additional shares of Ecolab common stock.

In November 2022, we announced a Europe cost savings program (the “Europe Program”) targeting $80 million of annualized pre-tax savings after completion of the program. The Europe Program is expected to be completed by mid-2024 and is expected to result in approximately $80 million of pre-tax annualized operating expense savings ($70 million after tax) by the end of 2024. In connection with these actions, we expect to incur pre-tax charges of $130 million ($110 million after tax), beginning with approximately $60 million of pre-tax charges in the fourth quarter of 2022. The Europe Program charges are expected to be primarily cash expenditures related to severance and asset disposals.

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

Item 4. Controls and Procedures

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1, 2022 through September 30, 2022, other than with respect to the Purolite acquisition, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic downturns, and in particular downturns in our larger markets including the foodservice, hospitality, travel, health care, food processing, refining, pulp and paper, mining and steel industries, can adversely impact our customers. In particular, we expect a more challenging macroeconomic environment, especially in Europe, as the war and the energy crisis are having a significant impact on costs and demand. Additionally, the last two years we have experienced the negative impact of the COVID-19 pandemic on the demand for our products and services provided to customers in the full-service restaurant, hospitality, lodging and entertainment industries. In prior years, the weaker global economic environment has also negatively impacted certain of our end-markets. During these periods of weaker economic activity, our customers and potential customers may reduce or discontinue their volume of purchases of cleaning and sanitizing products and water treatment and process chemicals, which has had, and may continue to have, a material adverse effect on our business, financial condition, results of operation or cash flows.

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

In light of Russia’s invasion of Ukraine and the United States’ and other countries’ sanctions against Russia, we announced in April 2022 that we will focus our Russian business on operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on developments in the conflict or otherwise. Our Russian operations represented approximately 1% of our 2021 annual sales. In the first nine months of 2022, we recorded pre-tax charges of $13.1 million related to recoverability risk of certain assets in both Russia and Ukraine. Depending on developments, we may incur further charges relating to our Russia and Ukraine businesses. The conflict in Ukraine may escalate and/or expand in scope and the broader consequences of this conflict, which have included and/or may in the future include sanctions, embargoes, regional instability and geopolitical shifts; potential retaliatory action by the Russian government against companies, including us, such as nationalization of foreign businesses in Russia; and increased tensions between the United States and countries in which we operate cannot be predicted, nor can we predict the conflict’s impact on the global economy and on our business and financial results. The Russia and Ukraine conflict may also heighten many other risks disclosed in our report on Form 10-K, any of which could materially and adversely affect our business and financial results. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets.

Additionally, changes in U.S. or foreign government policy on international trade, including the imposition or continuation of tariffs, could materially and adversely affect our business. In 2018, the U.S. imposed tariffs on certain imports from China and other countries, resulting in retaliatory tariffs by China and other countries. While the U.S. and China signed a Phase One trade agreement in January 2020, which included the suspension and rollback of tariffs, the CHIPS and Science Act of 2022 with objectives including countering China’s technical ambitions was signed into law in August 2022. Any new tariffs or policies imposed by the U.S., China or other countries or any additional retaliatory measures by any of these countries, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.

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

We continue to execute key business initiatives, including restructurings and investments to develop business systems, as part of our ongoing efforts to improve our efficiency and returns. In particular, we are currently undertaking the three restructuring plans, i.e., the Institutional Advancement Program, Accelerate 2020 and Europe Program, discussed under Note 2 entitled “Special (Gains) and Charges” of this Form 10-Q. Additionally, we are continuing implementation of our ERP system upgrades, which are expected to continue in phases over the next several years. These upgrades, which include sales, supply chain and certain finance functions, are expected to improve the efficiency of certain financial and related transactional processes. These upgrades involve complex business process design and a failure of certain of these processes could result in business disruption. If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could materially and adversely be affected.

Changes in tax laws and unanticipated tax liabilities could materially and adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations in the United States, such as the Inflation Reduction Act signed into law on August 16, 2022, which includes a corporate alternative minimum tax on certain large corporations, incentives to address climate change mitigation and other non-income tax provisions, including an excise tax on the repurchase of corporate stock. We are also subject to changes in tax law outside the United States and actions taken with respect to tax-related matters by associations such as the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, and the European Commission which influence tax policies in countries where we operate. For example, approximately 140 countries have agreed to the OECD’s two-pillar base erosion and profit shifting project (“BEPS”). This framework, which could be implemented in some countries as early as 2023, is focused on a number of issues, including shifting taxing rights on income from residence countries to source countries and establishing a minimum 15% global tax rate. Some of the BEPS and related proposals, if enacted into law in the United States and in the foreign countries where we do business, could increase the burden and costs of our tax compliance, the amount of taxes we incur in those jurisdictions and our global effective tax rate. In addition, we are impacted by settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope. Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could materially and adversely affect our liquidity and financial statements.

As of September 30, 2022, we had approximately $8.5 billion in outstanding indebtedness, with approximately $2.0 billion in the form of floating rate debt. Our debt level and related debt service obligations may have negative consequences, including:

●	requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment;

●	reducing our flexibility in planning for or reacting to changes in our business and market conditions;

●	exposing us to interest rate risk since a portion of our debt obligations are at variable rates. For example, a one percentage point increase in the average interest rate on our floating rate debt at September 30, 2022 would increase future interest expense by approximately $20 million per year; and

●	increasing our cost of funds and materially and adversely affecting our liquidity and access to the capital markets should we fail to maintain the credit ratings assigned to us by independent rating agencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
July 1-31, 2022	91,231		$157.1576		89,600		3,573,597
August 1-31, 2022	49,344		166.2863		48,500		3,525,097
September 1-30, 2022	121,153		164.9311		120,800		3,404,297
Total	261,728		$162.4770		258,900		3,404,297

(1)	Includes 2,828 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1.

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

ECOLAB INC.

Date: November 4, 2022	By:	/s/ Jennifer J. Bradway

Jennifer J. Bradway
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)