Form 10-K
period 2022-12-31
ECOLAB INC.
filed 2023-02-24
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter: $43,775,885,223 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $153.76 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2023: 284,462,087 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2023, and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2022 (hereinafter referred to as “Proxy Statement”), are incorporated by reference into Part III.

ECOLAB INC.

FORM 10-K

For the Year Ended December 31, 2022

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

In June 2020, we completed the separation of our Upstream Energy business (the “ChampionX business”) in a Reverse Morris Trust transaction (the “Transaction”) through the split-off of ChampionX Holding Inc. (“ChampionX”), formed by Ecolab as a wholly owned subsidiary to hold the ChampionX business, followed immediately by the merger (the “Merger”) of ChampionX with a wholly owned subsidiary of ChampionX Corporation (f/k/a Apergy Corporation, “Apergy”).

As discussed in Note 5 Discontinued Operations, the ChampionX business met the criteria to be reported as discontinued operations in 2020 because the separation of ChampionX was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we reported the historical results of ChampionX, including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified for all periods presented herein. Unless otherwise noted, the accompanying financial information has been revised to reflect the effect of the separation of ChampionX and prior year balances have been revised accordingly to reflect continuing operations only.

On December 1, 2021, we acquired Purolite for total consideration of $3.7 billion in cash, net of cash acquired. Purolite is a leading and fast-growing global provider of high-end ion exchange resins for the separation and purification of solutions that is highly complementary to our current offering and critical to safe, high quality drug production and biopharma product purification in the life sciences industries. It also provides purification and separation solutions for critical industrial markets like microelectronics, nuclear power and food and beverage. Headquartered in King of Prussia, Pennsylvania, Purolite operates in more than 30 countries. Purolite is reported within our Life Sciences operating segment.

Narrative Description of Business.

General

A trusted partner for millions of customers, we are a global sustainability leader offering water, hygiene and infection prevention solutions and services that protect people and the resources vital to life. Building on a century of innovation, we have annual sales of $14 billion, employ more than 47,000 associates and operate in more than 170 countries around the world. We deliver comprehensive science-based solutions, data-driven insights and world-class service to advance food safety, maintain clean and safe environments, and optimize water and energy use. Our innovative solutions improve operational efficiencies and sustainability for customers in the food, healthcare, life sciences, hospitality and industrial markets.

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

Sustainability is core to our business strategy. We deliver sustainable solutions that help companies around the world achieve their business goals while reducing environmental impacts. We partner with customers around the world to reduce water and energy use as well as greenhouse gas emissions through our high-efficiency solutions. By partnering with our customers to help them do more with less through the use of our innovative and differentiated solutions, we aim to help our customers conserve more than 300 billion gallons of water annually by 2030. In 2021, we helped our customers conserve more than 215 billion gallons of water and avoid more than 3.5 million metric tons of greenhouse gas emissions.

The following description of our business is based upon our reportable segments as reported in our consolidated financial statements for the year ended December 31, 2022, which are located in Item 8 of Part II of this Form 10-K. Operating segments that share similar economic characteristics and future prospects, including the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment, have been aggregated into three reportable segments: Global Industrial, Global Institutional & Specialty and Global Healthcare & Life Sciences. Operating segments that were not aggregated and do not exceed the quantitative criteria to be separately reported have been combined into Other. We provide similar information for Other as compared to our three reportable segments as we consider the information regarding its underlying operating segments useful in understanding our consolidated results.

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

Water provides water treatment products and technology programs for cooling water, wastewater, boiler water and process water applications. Our cooling water treatment programs are designed to control challenges associated with cooling water systems — corrosion, scale and microbial fouling and contamination — in open recirculating, once-through and closed systems. Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness. We provide integrated chemical and digitally-based solutions, process improvements and mechanical component modifications to optimize boiler performance and control corrosion and scale build-up. Our programs assist in more effectively managing water use for plant processes by optimizing the performance of treatment chemicals and equipment in order to minimize costs and maximize returns on investment.

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

We believe we are one of the leading global providers of products and programs for specialty chemical applications to downstream refineries and petrochemicals operations.

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

Food Safety Solutions supplies a variety of products, tools and equipment for food preparation, food rotation, temperature management, cleaning and employee safety across all food service customers. Food Safety Solutions also offers digital applications that automate kitchen procedures for efficiency and compliance.

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

Pest Elimination

Pest Elimination provides services designed to detect, eliminate and prevent pests such as rodents and insects, in restaurants, food and beverage processors, educational, life science and healthcare facilities, hotels, quick service restaurant and grocery operations and other institutional and commercial customers. The services of Pest Elimination are sold and performed by our field sales and service personnel.

In addition to the United States, which constitutes our largest operation, we operate in various countries in Asia Pacific, Greater China, Western Europe, Latin America and South Africa.

We believe Pest Elimination is a leading supplier of high-quality outcome pest elimination programs to the commercial, hospitality and institutional markets in the geographies it serves.

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

The businesses in our Global Institutional & Specialty reportable segment and Other have two significant classes of competitors. First, we compete with a small number of large companies selling directly or through distributors on a national or international scale. Second, we have numerous smaller regional or local competitors which focus on more limited geographies, product lines and/or end-use customer segments. We believe we compete principally by providing superior value, premium customer support, training, service, and innovative and differentiated products to help our customers protect their brand reputation and improve their operational efficiency.

Within the Global Healthcare & Life Sciences reportable segment, the Healthcare business competes geographically with companies primarily focused on a smaller range of product categories, with few globally scaled competitors. The Life Sciences business competes in the European market versus several mid-size and regional competitors and competes against two large and other mid-size or regional competitors in North America. Outside of North America and Europe competitors are much more fragmented and do not offer the same level of service or coverage as Ecolab. Our businesses in this segment compete by enabling our customers success through improved hygiene, digitally enabled programs in operating room and patient room space as well as a tailored approach to delivering key inputs that directly impact our customers patients globally.

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

Customers and Classes of Products

We believe our business is not materially dependent upon a single customer. Additionally, although we have a diverse customer base and no customer or distributor constituted 10 percent or more of our consolidated revenues in 2022, 2021 or 2020, we do have customers and independent third-party distributors, the loss of which could have a material adverse effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position. No material part of our business is subject to renegotiation or termination at the election of a governmental unit.

We sold one class of products within the Global Institutional & Specialty reportable segment which comprised 10% or more of consolidated net sales in the last three years. Sales of warewashing products were approximately 12%, 10%, and 11% of consolidated net sales in 2022, 2021 and 2020, respectively.

Human Capital

As of December 31, 2022, Ecolab employed approximately 47,000 employees, including approximately 26,000 sales and service and 1,100 research, development, and engineering employees. Approximately 41% of the employees are employed in North America, 21% in Europe, 7% in Asia Pacific, 17% in Latin America, 6% in India, Middle East and Africa, and 8% in Greater China.

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

Diversity, Equity, and Inclusion: We have a long-standing belief that a diverse, equitable, and inclusive workforce is a critical foundation for the shared success of our employees, our company, our customers, and our communities. To build that strong foundation, we have worked to embed diversity and inclusion throughout all people processes, including recruitment, promotional practices, training and development, and total rewards. To help guide our work and ensure a broad commitment to progress, Ecolab utilizes a Diversity Council made up of senior leaders throughout our company and chaired by our CEO. We review key metrics and practices, including diverse representation, hiring practices, and retention with the Council and with senior executives and business leads monthly. We set diversity goals at or above market availability and utilize diverse slates for all hiring activity.

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

Safety, Health and Wellness: At Ecolab, the safety of our employees and contractors is a top priority and is embedded into our company values. Our safety goals are simple: zero accidents, zero injuries and zero violations. We communicate that this is a collective goal all employees commit to, own, and deliver on every day. Our leadership teams and a network of Safety, Health and Environment professionals around the world support employees with robust safety programs, processes, and platforms. Understanding underlying and potential risks is a critical component to improving safety outcomes. Our Global Safety Dashboard tracks our performance on a range of leading and lagging safety indicators and helps us measure the effectiveness of our safety programs.

Additionally, a Be Well Program is available to U.S. employees and their families to empower, educate and support their personal journey to overall well-being by making positive lifestyle choices while creating a culture of wellness throughout Ecolab. Over the last few years, we’ve expanded our offerings to include comprehensive child and elder caregiver resources to help employees balance the demands of work and personal responsibilities. To ensure the safety of our employees amidst an ongoing COVID-19 pandemic environment, we follow CDC and local guidance. We’ve continued to help our global employees garner access to vaccines and COVID-19 testing, have provided the option for employees who can do their work remotely to work from home on a hybrid schedule, and have implemented additional safety measures for our employees working in the field and in our plant and warehouse locations.

Future of Work: Ecolab is committed to building a best-in-class, thriving work environment for all employees —from those who work in the field serving our customers, to those who work in our manufacturing facilities, to our employees who work in an office environment— our focus extends across all segments of our workforce. The Future of Work at Ecolab will embrace enhanced tools and technology and evolved practices to optimize performance, productivity, and collaboration. We offer a hybrid work model that balances evolving work practices and norms while preserving the practices we believe are core and fundamental to our success.

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

Investments in Equipment

We have invested, and plan to continue to invest, in process control and monitoring equipment consisting primarily of systems used by customers to dispense our products as well as to monitor water systems. The investment in such equipment is discussed under the heading "Investing Activities" in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

Raw Materials

Raw materials purchased for use in manufacturing our products are inorganic chemicals, including alkalis, acids, biocides, phosphonates, phosphorous materials, silicates and salts; and organic chemicals, including acids, alcohols, amines, fatty acids, surfactants, solvents, monomers and polymers. Healthcare purchases plastic films and parts to manufacture medical devices that serve the surgical and infection prevention markets. Pesticides used by Pest Elimination are purchased as finished products under contract or purchase order from the producers or their distributors. We also purchase packaging materials for our manufactured products and components for our specialized cleaning equipment and systems. We purchase more than 10,000 raw materials, with the largest single raw material representing approximately four percent of raw material purchases. Our raw materials, with the exception of a few specialized chemicals which we manufacture, are generally purchased on an annual contract basis and are ordinarily available in adequate quantities from a diverse group of suppliers globally. We have encountered supply chain disruptions with impacts of the COVID-19 pandemic, war in Ukraine and the overall energy crisis (mainly in Europe). These events have impacted the availability and cost of many raw materials. When practical, global sourcing is used so that purchasing or production locations can be shifted to control product costs.

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

Joint Ventures

Over time, we have entered into partnerships or joint ventures in order to meet local ownership requirements, to achieve quicker operational scale, to expand our ability to provide our customers a more fully integrated offering or to provide other benefits to our business or customers. During 2022, the impact on our consolidated net income of our joint ventures, in the aggregate, was approximately three percent. We will continue to evaluate the potential for partnerships and joint ventures that can assist us in increasing our geographic, technological and product reach.

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

TSCA: The nation’s primary chemicals management law, the Toxic Substances Control Act (“TSCA”), was updated for the first time in 40 years with the passage of the Frank R. Lautenberg Chemical Safety for the 21st Century Act (“LCSA”) in 2016. The LCSA modernizes the original 1976 legislation, aiming to establish greater public confidence in the safety of chemical substances in commerce and improve the U.S. Environmental Protection Agency’s (“EPA”) capability and authority to regulate existing and new chemical substances. For Ecolab, the TSCA changes mainly impact testing and submission costs for new and existing chemical substances in the United States. As a result of reform and administration changes, EPA reviews are resulting in the majority of new substances being regulated in some manner by the agency. Compliance with new requirements under TSCA are similar to the costs associated with REACH in the European Union, which is discussed below.

REACH: The European Union has enacted a regulatory framework for the Registration, Evaluation and Authorization of Chemicals (“REACH”), which aims to manage chemical safety risks. REACH established a European Chemicals Agency (“ECHA”) in Helsinki, Finland, which is responsible for evaluating data to determine hazards and risks and to manage this program for authorizing chemicals for sale and distribution in Europe. We met all REACH registration requirements. To help manage this program, we have been simplifying our product lines and working with chemical suppliers to comply with registration requirements. In addition, Korea, Taiwan, Turkey, India, Chile and Colombia and other countries have implemented or are implementing similar requirements. In addition, the European Green Deal will include the revision of chemical management regulation to achieve a circular economy and toxic-free environment (Chemical Strategy for Sustainability) which may impact sales in Ecolab’s raw material portfolio. Potential costs to us are not yet fully quantifiable but are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

GHS: In 2003, the United Nations adopted a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). Most countries in which we operate have adopted or are expected to adopt GHS-related legislation by 2023. The primary cost of compliance revolves around reclassifying products and revising SDSs and product labels. We have met applicable deadlines and are working toward a phased-in approach to mitigate the costs of GHS implementation in remaining countries (e.g., Peru, Chile, India). Potential costs to us are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

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

Medical Device and Drug Product Requirements: As a manufacturer, distributor and marketer of medical devices and human drugs, we also are subject to regulation by the FDA and corresponding regulatory agencies of the state, local and foreign governments in which we sell our products. These regulations govern the development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices and medicinal products, including Advanced Pharmaceutical Ingredients (“API”), excipients and resins for biopharmaceutical processing. We also are required to register with the FDA as a medical device and drug manufacturer, comply with post-market reporting (e.g., Adverse Event Reporting, MDR and Recall) requirements, and to comply with the FDA’s current Good Manufacturing Practices and Quality System Regulations which require that we have a quality system for the design and production of our products intended for commercial distribution in the United States and satisfy recordkeeping requirements with respect to our manufacturing, testing and control activities. Countries in the European Union require that certain products being sold within their jurisdictions obtain a “CE mark,” an international symbol of adherence to quality assurance standards, and be manufactured in compliance with certain requirements (e.g., Medical Device Directive 93/42/EE, Medical Device Regulation (EU) 2017/745 (“MDR”), and ISO 13485). We have CE mark approval to sell various medical device and medicinal products in Europe. Implementation of the MDR will require additional certifications and investments, including system, product and process upgrades. Our other international non-European operations also are subject to government regulation and country-specific rules and regulations. Regulators at the federal, state and local level have imposed, are currently considering and are expected to continue to impose regulations on medical devices and drug products. No prediction can be made of the potential effect of any such future regulations, and there can be no assurance that future legislation or regulations will not increase the costs of our products or prohibit the sale or use of certain products.

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

Other Environmental Legislation: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. The products we produce and distribute into Europe are also subject to directives governing electrical waste (WEEE Directive 2012/19/EU) and restrictive substances (RoHS Directive 2011/65/EU). Similar legal requirements apply to Ecolab’s facilities globally. We make capital investments and expenditures to comply with environmental laws and regulations, to promote employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental, health and safety projects worldwide were approximately $35 million in 2022, $28 million in 2021 and $18 million in 2020. Approximately $41 million has been budgeted globally for projects in 2023. The increase in the projected spend reflects a return to historical annual expenditure levels prior to the COVID-19 pandemic.

Climate Change: Various laws and regulations pertaining to climate change have been implemented or are being considered for implementation at the international, national, regional and state levels, particularly as they relate to the reduction of greenhouse gas (GHG) emissions. These include proposed regulations introduced by the SEC in March 2022 relating to climate change disclosure and the European Commission’s Corporate Sustainability Reporting Directive, which came into force in December 2022 and will apply to both EU and certain non-EU companies with a phased introduction. These laws may directly impact the Company. We continue to monitor the development and implementation of such laws and regulations; however, as a matter of corporate policy, we support a balanced approach to reducing GHG emissions while sustaining economic growth.

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

Ecolab recognizes that climate change poses potential risks and creates potential opportunities to our organization. Ecolab has taken steps to further identify and assess the nature and magnitude of these risks and opportunities. Ecolab has been focused on assessing climate risks for the past three years, leading up to our TCFD-aligned climate risk assessment conducted in 2021. We expect to continue our efforts to assess additional climate-related risks and opportunities including, exploring our supply chain resiliency, as appropriate. Subsequently, Ecolab plans to review the results of our analysis and consider adaptation and management plans for any relevant climate change risks and to further benefit from identified opportunities for customer impact.

To further our climate commitment, in 2019 we announced new goals to reduce our GHG emissions by half by 2030 and achieve net zero by 2050, in alignment with the United Nations Global Compact’s Business Ambition for 1.5⁰C. In 2020, we further committed to attempt to move to 100% renewable energy by 2030 and set a science-based target (SBT) addressing our Scope 1, 2 and 3 GHG emissions. Our SBT targets reduction of absolute Scope 1 and 2 emissions by 50% by 2030 from a 2018 base year, and to work with our suppliers representing 70% of our Scope 3 emissions to set science-based reduction targets by 2024. In 2021, we invested over $1.2 million in continuous improvement projects focused on water and energy reductions at over 20 of our facilities across the globe. In all, these projects reduced annual energy consumption by almost 5.4 billion BTUs, reduced GHG emissions by 324 MT CO2e and saved 27 million gallons (~103,000 cubic meters) of water across our global supply chain manufacturing facilities. The scope of energy consumption reductions is calculated using a combination of direct measurements and estimations using best-practice methodologies. The scope of reduction in GHG emissions consumption data is an estimated annual impact and includes both Scope 1 and 2 emissions. Water reduction is calculated using the water meters and utilities data that measure the savings since our base year of calculations which was 2018.

In addition to managing our operational and supply chain sustainability performance, we partner with customers at more than three million customer locations around the world to reduce energy and GHG emissions through our high-efficiency solutions in cleaning and sanitation, water, paper, and energy services. Showcasing our global team’s dedication to helping our customers thrive and make a positive impact in the world, we have set a 2030 goal to help our customers reduce their GHG emissions by 6.0 million metric tons. Ecolab recognizes the climate-water nexus. As part of our 2030 Impact Goals, we have planned to restore greater than 50% of our water withdrawal and achieve Alliance for Water Stewardship Standard certification in high-risk watersheds. In addition, we aim to reduce net water withdrawals by 40% per unit of production across our enterprise. We also magnify our impact through the water-saving solutions we deliver to our customers and have set a goal to help our customers conserve more than 300 billion gallons of water annually by 2030.

The science of sustainability is an evolving one. For a discussion of the factors that may cause our sustainability initiatives, goals and targets to differ from those expressed above, see Item 1A of this Form 10-K, entitled “Risk Factors.”

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

Our worldwide net expenditures for contamination remediation were approximately $1.4 million in 2022, $0.5 million in 2021 and $0.6 million in 2020. Our worldwide accruals at December 31, 2022 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $9.6 million. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or cash flows.

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

Name	Age	Office	Positions Held Since Jan. 1, 2018

Christophe Beck	55	Chairman and Chief Executive Officer	Oct. 2022 – Present
		Chairman, Chief Executive Officer and President	May 2022 – Oct. 2022
		President and Chief Executive Officer	Jan. 2021 – May 2022
		President and Chief Operating Officer	Apr. 2019 – Dec. 2020
		Executive Vice President and President – Industrial	May 2018 – Mar. 2019
		Executive Vice President and President – Global Nalco Water	Jan. 2018 – May 2018

Larry L. Berger	62	Executive Vice President and Chief Technical Officer	Jan. 2018 – Present

Jennifer J. Bradway	46	Senior Vice President and Corporate Controller	Jan. 2022 – Present
		Senior Vice President and Controller, Global Institutional	Jan. 2020 – Dec. 2021
		Vice President Finance, Institutional North America	May 2018 – Dec. 2019
		Vice President and Controller, Institutional U.S.	Jan. 2018 – Apr. 2018

Darrell R. Brown	59	President and Chief Operating Officer	Oct. 2022 – Present
		Executive Vice President and President – Global Industrial	Apr. 2019 – Oct. 2022
		Executive Vice President and President – Energy Services	Jan. 2018 – Mar. 2019

Angela M. Busch	56	Executive Vice President – Corporate Strategy & Business Development	Aug. 2018 – Present
		Senior Vice President – Corporate Development	Jan. 2018 – Aug. 2018

Alexander A. De Boo	55	Executive Vice President and President – Global Markets	Feb. 2021 – Present
		Executive Vice President and President – Western Europe	Apr. 2020 – Jan. 2021
		Senior Vice President and General Manager – Industrial, Europe	Oct. 2018 – Apr. 2020
		Senior Vice President and General Manager – Food & Beverage, Europe	Jan. 2018 – Oct. 2018

Machiel Duijser (1)	51	Executive Vice President and Chief Supply Chain Officer	Feb. 2020 – Present

Scott D. Kirkland	49	Chief Financial Officer	Jan. 2022 – Present
		Senior Vice President and Corporate Controller	June 2019 – Dec. 2021
		Senior Vice President – Finance, Global Energy Services	Jan. 2018 – May 2019

Laurie M. Marsh	59	Executive Vice President – Human Resources	Jan. 2018 – Present

Lanesha T. Minnix (2)	47	Executive Vice President, General Counsel and Secretary	June 2022 – Present

Gail Peterson	44	Senior Vice President – Global Marketing & Communications	Jan. 2021 – Present
		Vice President – Marketing Global Healthcare	Jan. 2018 – Dec. 2020

Gergely Sved (3)	49	Executive Vice President and President – Global Healthcare and Life Sciences	Apr. 2022 – Present
		SVP and General Manager - Global Healthcare	Jan. 2019 – Mar. 2022

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

(2) Prior to joining Ecolab in June 2022, Ms. Minnix was employed by Flowserve Corporation, a global industrial manufacturer of engineered flow control systems, as Senior Vice President, Chief Legal Officer and Corporate Secretary from 2018 until 2022. Ms. Minnix joined Flowserve from BCM Stock Holdings, Inc., a buildings material company, where she served as Senior Vice President, General Counsel and Corporate Secretary from 2017 to 2018.

(3) Prior to joining Ecolab in January 2019, Mr. Sved was employed by GE HealthCare Technologies Inc., a global medical technology company, where he served as Chief Executive Officer Europe Services from 2013 until 2018, and held numerous other commercial leadership roles, including COO for Services Europe and GM for Northern Europe.

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

Forward-looking and other statements in this document may also address our sustainability initiatives, goals, targets and progress, and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future and performance against our goals and targets may differ from such forward-looking statements in such event.

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

Economic & Operational Risks

Our results are impacted by general worldwide economic factors.

The COVID pandemic, geopolitical instability, including the conflict between Russia and Ukraine, and other global events have significantly increased economic and demand uncertainty. Some of the results of these events, including supply chain challenges, inflation, high interest rates, foreign currency exchange volatility, and volatility in global capital markets, have affected our business in the past and could continue to have a material adverse impact on our business in the future. Countries such as Russia, Turkey and Argentina have recently experienced economic upheaval and similar upheaval in other countries with Ecolab operations could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

Our results depend upon the continued vitality of the markets we serve.

Economic downturns, and in particular downturns in our larger markets including the foodservice, hospitality, travel, health care, food processing, refining, pulp and paper, mining and steel industries, can adversely impact our customers. In particular, we expect a more challenging macroeconomic environment, especially in Europe, as the war and the energy crisis are having a significant impact on costs and demand. Additionally, the last three years we have experienced the negative impact of the COVID-19 pandemic on the demand for our products and services provided to customers in the full-service restaurant, hospitality, lodging and entertainment industries. In prior years, the weaker global economic environment has also negatively impacted certain of our end-markets. During these periods of weaker economic activity, our customers and potential customers may reduce or discontinue their volume of purchases of cleaning and sanitizing products and water treatment and process chemicals, which has had, and may continue to have, a material adverse effect on our business, financial condition, results of operation or cash flows.

Our significant non-U.S. operations expose us to global economic, political and legal risks that could impact our profitability.

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in more than 170 countries and, in 2022, approximately 47% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

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

In light of Russia’s invasion of Ukraine and the United States’ and other countries’ sanctions against Russia, we announced in April 2022 that we will focus our Russian business on operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on developments in the conflict or otherwise. Our Russian operations represented approximately 1% for both our 2022 and 2021 annual sales. During 2022 we recorded pre-tax charges of $13.1 million related to recoverability risk of certain assets in both Russia and Ukraine. Depending on developments, we may incur further charges relating to our Russia and Ukraine businesses. The conflict in Ukraine may escalate and/or expand in scope and the broader consequences of this conflict, which have included and/or may in the future include sanctions, embargoes, regional instability and geopolitical shifts; potential retaliatory action by the Russian government against companies, including us, such as nationalization of foreign businesses in Russia; and increased tensions between the United States and countries in which we operate cannot be predicted, nor can we predict the conflict’s impact on the global economy and on our business and financial results. The Russia and Ukraine conflict may also heighten many other risks disclosed in our report on Form 10-K, any of which could materially and adversely affect our business and financial results. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets.

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

We depend on key personnel to lead our business; the labor market is very dynamic.

Our continued success will largely depend on our ability to attract, retain and develop a high caliber of talent and on the efforts and abilities of our executive officers and certain other key employees, particularly those with sales and sales management responsibilities to drive business growth, development and profitability. As we continue to grow our business, make acquisitions, expand our geographic scope and offer new products and services, we need the organizational talent necessary to ensure effective succession for executive officer and key employee roles in order to meet the growth, development and profitability goals of our business. Our operations could be materially and adversely affected if for any reason we were unable to attract, retain or develop such officers or key employees and successfully execute organizational change and management transitions at leadership levels. More generally, in the wake of the COVID-19 pandemic, expectations from qualified talent in many areas of the labor market have evolved. In light of this, if we are unable to attract and retain employees on terms and conditions that are consistent with our historical operating model, our business could be disrupted or our costs could increase, which may materially and adversely affect our business

We are subject to information technology system failures, network disruptions and breaches in data security.

We rely to a large extent upon information technology systems and infrastructure to operate our business. The size and complexity of our information technology systems and those of strategic vendors make them vulnerable to failure, malicious intrusion and random attack. Acquisitions have resulted in further de-centralization of systems and additional complexity in our systems infrastructure. Likewise, data security breaches by employees or others with permitted access to our systems or to the systems of strategic vendors pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cybersecurity attacks. While we have invested in protection of data and information technology, we have experienced immaterial cybersecurity attacks and incidents, and there can be no assurance that our efforts will prevent failures, cybersecurity attacks or breaches in our systems or in the systems of strategic vendors that could cause reputational damage, business disruption or legal and regulatory costs; could result in third-party claims; could result in compromise or misappropriation of our intellectual property, trade secrets or sensitive information; or could otherwise adversely affect our business. Certain of our customer offerings include digital components, such as remote monitoring of certain customer operations. A breach of those remote monitoring systems could expose customer data giving rise to potential third-party claims and reputational damage. There may be other related challenges and risks as we complete implementation of our ERP system upgrade.

The COVID-19 pandemic and measures taken in response thereto have materially and adversely impacted, and we expect may continue to materially and adversely impact, our business and results of operations, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.

Beginning in March 2020, the COVID-19 pandemic had a rapid and significant negative impact on the global economy, including a significant downturn in the foodservice, hospitality and travel industries. Measures taken to alleviate the pandemic (such as stay-at-home orders and other responsive measures) significantly impacted our restaurant and hospitality customers and negatively affected demand for our products and services in these segments, resulting in a material adverse effect on our business and results of operations. There is continued uncertainty regarding the duration, scope and severity of the pandemic, particularly with the emergence of new variants of COVID-19 and periodic spikes in COVID-19 cases in various geographic regions, and the impacts on our business and the global economy from the effects of the pandemic and response measures. Travel and logistics restrictions, lockdowns, vaccine requirements and other measures from time to time implemented by foreign and domestic authorities have resulted in, and may continue to result in, supply chain and transportation disruptions, production delays and capacity limitations at Ecolab and some of its customers and suppliers, as well as reduced workforce availability or productivity at Ecolab and customer sites, and additional data, information and cyber security risks associated with an extensive workforce working remotely.

The degree to which the pandemic ultimately impacts our business, financial condition and results of operations and the global economy will depend on future developments beyond our control, which are highly uncertain and difficult to predict, including the severity, duration and any resurgence of the pandemic, the extent, duration and effectiveness of periodic lockdowns and other containment actions, the availability, public adoption and efficacy of COVID vaccines, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of resulting global economic volatility.

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

Strategic Risks

If we are unsuccessful in integrating acquisitions, including Purolite, our business could be materially and adversely affected.

In December 2021 we acquired Purolite, which operates in the highly regulated life sciences, pharma and biopharma industries and has extensive international operations which complicate integration execution. If we have difficulty integrating Purolite operations or lose key employees or customers, our business could be materially and adversely affected. Additionally, as part of our long-term strategy, we seek to acquire complementary businesses. There can be no assurance that we will find attractive acquisition candidates or succeed at effectively managing the integration of acquired businesses into existing businesses. If the underlying business performance of such acquired businesses deteriorates, the expected synergies from such transactions do not materialize or we fail to successfully integrate new businesses into our existing businesses, our consolidated results of operations, financial position or cash flows could be materially and adversely affected.

If we are unsuccessful in executing on key business initiatives, including restructurings and our Enterprise Resource Planning (“ERP”) system upgrades, our business could be materially and adversely affected.

We continue to execute key business initiatives, including restructurings and investments to develop business systems, as part of our ongoing efforts to improve our efficiency and returns. In particular, we are undertaking the three restructuring plans, i.e. the Europe Program, the Institutional Advancement Program and Accelerate 2020 plan to simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long term growth areas by leveraging technology and structural improvements as discussed under Note 3 entitled “Special (Gains) and Charges” of this Form 10-K. Additionally, we are continuing implementation of our ERP system upgrades, which are expected to continue in phases over the next several years. These upgrades, which include sales, supply chain and certain finance functions, are expected to improve the efficiency of certain financial and related transactional processes. These upgrades involve complex business process design and a failure of certain of these processes could result in business disruption. If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could materially and adversely be affected.

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

Our business is subject to numerous laws and regulations relating to the environment, including evolving climate change standards, and to the manufacture, storage, distribution, sale and use of our products as well as to the conduct of our business generally, including employment and labor laws and anti-corruption laws. Furthermore, increasing public and governmental awareness and concern regarding the effects of climate change has led to significant legislative and regulatory efforts to limit greenhouse gas emissions and will likely result in further environmental and climate change laws and regulations. Compliance with these laws and regulations exposes us to potential financial liability and increases our operating costs. A violation of these laws and regulations could expose us to financial liability that may have a material adverse effect on our results of operations and cash flows. Regulation of our products and operations continues to increase with more stringent standards, causing increased costs of operations and potential for liability if a violation occurs. The potential cost to us relating to environmental and product registration laws and regulations is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, and the timing and expense of compliance. Changes to current laws (including tax laws), regulations and policies could impose new restrictions, costs or prohibitions on our current practices which would have a material adverse effect on our consolidated results of operations, financial position or cash flows. Changes to labor and employment laws and regulations, as well as related rulings by courts and administrative bodies, could materially and adversely affect our operations and expose us to potential financial liability.

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

War (including acts of terrorism or hostilities), natural or manmade disasters, water shortages or severe weather conditions, including the effects of climate change, affecting the energy, foodservice, hospitality, travel, health care, food processing, pulp and paper, mining, steel and other industries can cause a downturn in the business of our customers, which in turn can have a material adverse effect on our consolidated results of operations, financial position or cash flows. In particular, the U.S. Gulf Coast is a region with significant refining, petrochemicals and chemicals operations which provide us raw materials, as well as being an important customer base for our Downstream and Water operating segments. Hurricanes or other severe weather events impacting the Gulf Coast, such as the winter freeze in Texas and the Gulf Coast in February 2021, can materially and adversely affect our ability to obtain raw materials at reasonable cost, or at all, and could adversely affect our business with our customers in the region.

Our commitments, goals, targets, objectives and initiatives related to sustainability, and our public statements and disclosures regarding them, expose us to numerous risks.

We have developed, and will continue to establish, goals, targets, and other objectives related to sustainability matters, including our sustainability goals in alignment with the United Nations Global Compact’s Business Ambition for 1.5⁰C and our commitments to science-based targets addressing Scope 1, 2 and 3 GHG emissions, discussed in Item 1 of Part I of this Form 10-K, entitled “Business.” Achieving these goals and commitments will require evolving our business, capital investment and the development of technology that might not currently exist. We might incur additional expense or be required to recognize impairment charges in connection with our efforts. These commitments, goals, targets and other objectives reflect our current plans and there is no guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these commitments, goals, targets, and objectives expose us to operational, reputational, financial, legal, and other risks. Our ability to achieve any stated commitment, goal, target, or objective is subject to factors and conditions, many of which are outside of our control, including the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet our sustainability and other standards.

Our business may face increased scrutiny from the investment community, other stakeholders, regulators, and the media related to our sustainability activities, including our commitments, goals, targets, and objectives, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our commitments, goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy reporting standards with respect to these matters, within the timelines we announce, or at all, could have operational, reputational, financial and legal impacts.

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

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations in the United States, such as the Inflation Reduction Act (IRA) signed into law on August 16, 2022, which includes a corporate alternative minimum tax on certain large corporations, incentives to address climate change mitigation and other non-income tax provisions, including an excise tax on the repurchase of corporate stock. We are also subject to changes in tax law outside the United States and actions taken with respect to tax-related matters by associations such as the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, and the European Commission which influence tax policies in countries where we operate. For example, approximately 140 countries have agreed to the OECD’s two-pillar base erosion and profit shifting project (“BEPS”). This framework, which could be implemented in some countries as early as 2023, is focused on a number of issues, including shifting taxing rights on income from residence countries to source countries and establishing a minimum 15% global tax rate. Some of the BEPS and related proposals, if enacted into law in the United States and in the foreign countries where we do business, could increase the burden and costs of our tax compliance, the amount of taxes we incur in those jurisdictions and our global effective tax rate. In addition, we are impacted by settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope. Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.

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

As of December 31, 2022, we had approximately $8.6 billion in outstanding indebtedness, with approximately $1.5 billion in the form of floating rate debt. Our debt level and related debt service obligations may have negative consequences, including:

●	requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment;

●	reducing our flexibility in planning for or reacting to changes in our business and market conditions;

●	exposing us to interest rate risk since a portion of our debt obligations are at variable rates. For example, a one percentage point increase in the average interest rate on our floating rate debt at December 31, 2022 would increase future interest expense by approximately $15 million per year; and

●	increasing our cost of funds and materially and adversely affecting our liquidity and access to the capital markets should we fail to maintain the credit ratings assigned to us by independent rating agencies.

If we add new debt, the risks described above could increase.

We incur significant expenses related to the amortization of intangible assets and may be required to report losses resulting from the impairment of goodwill or other assets recorded in connection with the Nalco and Purolite transactions and other acquisitions.

We expect to continue to complete selected acquisitions and joint venture transactions in the future. In connection with acquisition and joint venture transactions, applicable accounting rules generally require the tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values. Intangible assets other than goodwill are required to be amortized over their estimated useful lives and this expense may be significant. Any excess in the purchase price paid by the acquiring company over the fair value of tangible and intangible assets of the acquired business is recorded as goodwill. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. As of December 31, 2022, we had goodwill of $8.0 billion which is maintained in various reporting units, including goodwill from the Nalco and Purolite transactions. If we determine that any of the assets or goodwill recorded in connection with the Nalco transaction or any other prior or future acquisitions or joint venture transactions have become impaired, we will be required to record a loss resulting from the impairment. Impairment losses could be significant and could have a material adverse effect on our consolidated results of operations and financial position.

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

PLANT PROFILES

Location	Approximate Size (Sq. Ft.)	Segment	Majority Owned or Leased
Joliet, IL USA	610,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Asheville, NC USA	478,000	Global Industrial, Global Healthcare & Life Sciences	Leased
Tai Cang, CHINA	468,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Hongzhou, CHINA	430,125	Global Healthcare & Life Sciences	Owned
Sainghin, FRANCE	360,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Mandras, GREECE	355,435	Global Industrial, Global Healthcare & Life Sciences	Owned
Victoria, ROMANIA	343,605	Global Healthcare & Life Sciences	Owned
South Beloit, IL USA	313,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences, Other	Owned
Jianghai, CHINA	296,000	Global Industrial	Owned
Chalons, FRANCE	280,000	Global Institutional & Specialty, Global Industrial	Owned
Clearing, IL USA	270,000	Global Industrial, Global Healthcare & Life Sciences, Other (Colloidal)	Owned
Nanjing, CHINA	240,000	Global Industrial	Owned
Garland, TX USA	239,000	Global Institutional & Specialty, Global Industrial	Owned
Philadelphia, PA USA	232,000	Global Healthcare & Life Sciences	Owned
Martinsburg, WV USA	228,000	Global Institutional & Specialty, Global Industrial	Owned
Elwood City, PA USA	222,000	Global Industrial	Owned
Weavergate, UNITED KINGDOM	222,000	Global Institutional & Specialty, Global Industrial	Owned
Celra, SPAIN	218,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Greensboro, NC USA	193,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Owned

Location	Approximate Size (Sq. Ft.)	Segment	Majority Owned or Leased
Fresno, TX USA	192,000	Global Industrial	Owned
Santiago, CHILE	188,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Las Americas, DOMINICAN REPUBLIC	182,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Owned
Jacksonville, FL USA	181,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Leased
Garyville, LA USA	178,000	Global Industrial	Owned
Gul Lane, SINGAPORE	169,000	Global Industrial	Owned
Nieuwegein, NETHERLANDS	168,000	Global Institutional & Specialty, Global Industrial	Owned
La Romana, DOMINICAN REPUBLIC	160,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Leased
Middleton, UNITED KINGDOM	157,575	Global Industrial, Global Healthcare & Life Sciences	Owned
Tessenderlo, BELGIUM	153,000	Global Institutional & Specialty, Global Industrial	Owned
Cheltenham, AUSTRALIA	145,000	Global Institutional & Specialty, Global Industrial	Owned
Suzano, BRAZIL	142,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
McDonough, GA USA	141,000	Global Institutional & Specialty, Global Industrial	Owned
Darra, AUSTRALIA	138,000	Global Institutional & Specialty, Global Industrial	Owned
Burlington, ON CANADA	136,000	Global Industrial	Owned
Eagan, MN USA	133,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences, Other	Owned
Huntington, IN USA	127,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Rozzano, ITALY	126,000	Global Institutional & Specialty, Global Industrial	Owned
City of Industry, CA USA	125,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Mississauga, ON CANADA	120,000	Global Institutional & Specialty, Global Industrial	Leased
Elk Grove Village, IL USA	115,000	Global Institutional & Specialty	Leased
Biebesheim, GERMANY	109,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Fort Worth, TX USA	101,000	Global Institutional & Specialty	Leased
Johannesburg, SOUTH AFRICA	100,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Andover, UNITED KINGDOM	99,762	Global Industrial, Global Healthcare & Life Sciences	Owned
Pilar, ARGENTINA	96,000	Global Institutional & Specialty, Global Industrial	Owned
Hamilton, NEW ZEALAND	96,000	Global Institutional & Specialty, Global Industrial	Owned
Konnagar, INDIA	88,000	Global Industrial	Owned
Kwinana, AUSTRALIA	87,000	Global Institutional & Specialty, Global Industrial	Owned
Yangsan, KOREA	85,000	Global Industrial	Owned
Cuautitlan, MEXICO	76,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Barueri, BRAZIL	75,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Leased
Citereup, INDONESIA	74,000	Global Industrial	Owned
King of Prussia, PA	74,000	Global Healthcare & Life Sciences	Owned
Mullingar, IRELAND	74,000	Global Institutional & Specialty, Global Industrial	Leased
Mosta, MALTA	73,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Leased
Aubagne, FRANCE	65,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Leased
Siegsdorf, GERMANY	56,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned

Location	Approximate Size (Sq. Ft.)	Segment	Majority Owned or Leased
Verona, ITALY	55,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Owned
Guangzhou, CHINA	55,000	Global Institutional & Specialty, Global Industrial	Owned
Navanakorn, THAILAND	53,000	Global Institutional & Specialty, Global Industrial	Leased
Lerma, MEXICO	49,000	Global Industrial	Owned
Maribor, SLOVENIA	46,400	Global Institutional & Specialty, Global Industrial	Owned
Leeds, UNITED KINGDOM	25,000	Global Institutional & Specialty	Owned
Baglan, UNITED KINGDOM	24,400	Global Institutional & Specialty, Global Healthcare & Life Sciences	Leased
Noda, JAPAN	22,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned

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

Our corporate headquarters is comprised of a 17-story building that we own in St. Paul, Minnesota. We also own a 115-acre campus in Eagan, Minnesota that houses a significant research and development center, a data center and training facilities as well as several of our administrative functions. We also have a significant business presence in Naperville, Illinois, where our Water and Paper operating segments maintain their principal administrative offices and research center, as well as in Greensboro, North Carolina, where our Specialty operating segment maintains its principal administrative offices and a research center. Our Downstream operating segment leases administrative and research facilities in Sugar Land, Texas and maintains additional Company-owned research facilities in Fresno, Texas.

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

Holders

On January 31, 2023, we had 5,031 holders of record of our Common Stock.

Issuer Purchases of Equity Securities

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Period	shares purchased (1)	per share (2)	plans or programs (3)	plans or programs (3)
October 1-31, 2022	1,362	$157.0872	-	3,404,297
November 1-30, 2022	487,200	147.8301	487,200	12,917,097
December 1-31, 2022	3,723	149.8621	-	12,917,097
Total	492,285	$147.8711	487,200	12,917,097

(1)	Includes 5,085 shares reacquired from employees and/or directors to satisfy the exercise price of stock options or shares surrendered to satisfy statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 common shares. As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to an additional 10,000,000 shares. Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

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

Comparability of Results

Purolite acquisition

In December 2021, we acquired Purolite for total consideration of $3.7 billion in cash, net of cash acquired. Purolite is a leading and fast-growing global provider of high-end ion exchange resins for the separation and purification of solutions for pharmaceutical and industrial applications. Headquartered in King of Prussia, Pennsylvania, Purolite operates in more than 30 countries. Purolite is reported within our Life Sciences operating segment. Acquisition and integration charges are recorded within special (gains) and charges. The 2021 impacts of the Purolite acquisition including operating results, acquisition-related amortization and interest expense related to the transaction were also excluded from 2021 adjusted results.

ChampionX Transaction

In June 2020, we completed the previously announced separation of our Upstream Energy business (the “ChampionX business”) in a Reverse Morris Trust transaction (the “Transaction”) through the split-off of ChampionX Holding Inc. (“ChampionX”), formed by Ecolab as a wholly owned subsidiary to hold the ChampionX Business, followed immediately by the merger of ChampionX (the “Merger”) with a wholly owned subsidiary of ChampionX Corporation (f/k/a Apergy Corporation, “Apergy”).

The ChampionX business met the criteria to be reported as discontinued operations because the separation of ChampionX was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we reported the historical results of ChampionX, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for 2020. Unless otherwise noted, the accompanying MD&A has been revised to reflect the ChampionX business as discontinued operations and 2020 balances have been revised accordingly to reflect continuing operations only.

Comparability of Reportable Segments

We have also made immaterial changes to our segment reporting, including the movement of certain customers and cost allocations between reportable segments.

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, the results of our divested businesses from the twelve months prior to divestiture. Further, we have excluded the results of our Purolite business for all of 2022 to remain comparable to 2021 when Purolite’s results were excluded from adjusted results. As part of the separation of the ChampionX business, we also entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

EXECUTIVE SUMMARY

In 2022, we delivered double-digit sales growth as we accelerated our pricing and drove volume growth. Our strong pricing increases offset continued significant delivered product cost increases on a dollar basis. Our team generated double-digit sales growth in the Institutional & Specialty, Industrial and Other segments while Healthcare & Life Sciences segment sales were stable. Operating income was stable, as accelerating pricing was offset by higher delivered product costs and investments in the business.

Sales

Reported sales increased 11% to $14.2 billion in 2022 from $12.7 billion in 2021. When measured in fixed rates of foreign currency exchange, fixed currency sales increased 16% compared to the prior year. Acquisition adjusted fixed currency sales increased 13% compared to the prior year.

Gross Margin

Our reported gross margin was 37.8% of sales for 2022, compared to our 2021 reported gross margin of 40.2%. Excluding the impact of special (gains) and charges and the 2021 impacts from the Purolite transaction included in cost of sales, our adjusted gross margin was 38.2% in 2022 and 40.9% in 2021. Our gross profit increased as our strong pricing exceeded substantial delivered product cost inflation.

Operating Income

Reported operating income remained stable at $1.6 billion in 2022, compared to $1.6 billion in 2021. Adjusted operating income, excluding the impact of special (gains) and charges and the 2021 impacts of the Purolite transaction, decreased 1% in 2022, as strong pricing offset substantial delivered product inflation and investments in the business. When measured in fixed rates of foreign currency exchange, adjusted fixed currency operating income increased 4% in 2022.

Earnings from Continuing Operations Attributable to Ecolab Per Common Share (“EPS”)

Reported diluted EPS decreased 3% to $3.81 in 2022 compared to $3.91 in 2021. Special (gains) and charges had an impact on both years. Special (gains) and charges in 2022 were driven primarily by restructuring and pension settlement expense and 2021 was driven primarily by COVID-19 related charges, restructuring charges and pension settlement expense. Adjusted diluted EPS, which exclude the impact of special (gains) and charges, the 2021 impacts of the Purolite transaction and discrete tax items decreased 4% to $4.49 in 2022 compared to $4.69 in 2021, as unfavorable foreign currency translation and increases in interest expense further offset our operating income performance.

Balance Sheet

We remain committed to maintaining “A” range ratings metrics over the long-term, supported by our current credit ratings of A-/A3/A- by Standard & Poor’s, Moody’s Investor Services and Fitch, respectively. Our strong balance sheet has allowed us continued access to capital at attractive rates.

Cash Flow

Cash flow from continuing operations operating activities was $1.8 billion in 2022 compared to $2.1 billion in 2021. We continued to generate strong cash flow from operations, allowing us to fund our ongoing operations, investments in our business, acquisitions, debt repayments, pension obligations and return cash to our shareholders through share repurchases and dividend payments.

Dividends

Dividends declared per common share in 2022 was $2.06 per share. In December 2022 we increased our quarterly cash dividend by 4% to $0.53 per share, representing our 31st consecutive annual dividend rate increase. We have paid cash dividends on our common shares for 86 consecutive years. Our outstanding dividend history reflects our long term growth and development, strong cash flows, solid financial position and confidence in our business prospects for the years ahead.

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

Actuarially Determined Liabilities

Pension and Postretirement Healthcare Benefit Plans

The measurement of our pension and postretirement benefit obligations are dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions affect the amount and timing of future pension contributions, benefit payments and expense or income recognized.

The significant assumptions used in developing the required estimates are the discount rates, expected returns on assets, projected salary and health care cost increases and mortality tables.

●	The discount rate assumptions for our U.S. plans are assessed using a yield curve constructed from a subset of bonds yielding greater than the median return from a population of non-callable, corporate bonds that have an average rating of AA when averaging available Moody’s Investor Services, Standard & Poor’s and Fitch ratings. The discount rates are calculated by matching each plans’ projected cash flows to the bond yield curve. For 2022 and 2021, we measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. In determining our U.S. pension obligations for 2022, our weighted-average discount rate increased to 5.17% from 2.86% at year-end 2021. In determining our U.S. postretirement health care obligation for 2022, our weighted-average discount rate increased to 5.14% from 2.75% at year-end 2021.

●	The expected rate of return on plan assets reflects asset allocations, investment strategies and views of investment advisors, and represents our expected long-term return on plan assets. Our weighted-average expected returns on U.S. plan assets used in determining the U.S. pension and U.S. postretirement health care expenses was 7.00% for 2022, 7.00% for 2021 and 7.25% for 2020.

●	Projected salary is based on our long-term actual experience, the near-term outlook and assumed inflation. Our weighted-average projected salary increase used in determining the U.S. pension expenses was 4.03% for 2022, 2021 and 2020.

●	For postretirement benefit measurement purposes as of December 31, 2022, the annual rates of increase in the per capita cost of covered health care were assumed to be 6.75% for pre-65 costs. Post-65 costs are no longer used. The rates are assumed to decrease each year until they reach 4.5% in 2032 and remain at those levels thereafter.

●	The Company uses mortality tables appropriate in the circumstances, which generally are the recently available mortality tables as of the respective U.S. and international measurement dates. Our year-end U.S. valuations reflect mortality tables that estimate the impacts of COVID in an endemic state. This represents a change from prior year when the impact of COVID on future mortality could not be reasonably estimated.

The effects of actual results differing from our assumptions, as well as changes in assumptions, are reflected in the unrecognized gains or losses and amortized into earnings in the future. Significant differences in actual experience or significant changes in assumptions may materially affect future pension and other postretirement obligations and income or expense. The unrecognized net losses on our U.S. qualified and non-qualified pension plans increased to $412 million as of December 31, 2022 from $397 million as of December 31, 2021 (both before tax), primarily due to lower actual return on assets partially offset by current year net actuarial gains.

The effect of a decrease in the discount rate or decrease in the expected return on assets assumption as of December 31, 2022, on the December 31, 2022 defined benefit obligation and 2023 expense is shown below, assuming no changes in benefit levels. Expense amounts reflect the accounting for gains or losses as a component of other comprehensive income or expense and recognition of the impacts into earnings over time:

	Effect on U.S. Pension Plans
		Increase in	Higher
	Assumption	Recorded	2023
(millions)	Change	Obligation	Expense
Discount rate	-.25 pts	$42.4	$1.1
Expected return on assets	-.25 pts	N/A	(4.7)

	Effect on U.S. Postretirement
	Health Care Benefits Plans
		Increase in	Higher
	Assumption	Recorded	2023
(millions)	Change	Obligation	Expense
Discount rate	-.25 pts	$2.7	$-
Expected return on assets	-.25 pts	N/A	-

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

Uncertain Tax Positions

A number of years may elapse before a particular tax matter, for which we have established a liability for uncertain tax position, is audited and finally resolved. The number of tax years with open tax audits varies depending on the tax jurisdiction. The Internal Revenue Service (“IRS”) has completed examinations of our U.S. federal income tax returns through 2016 and the years 2017 through 2020 are currently under audit. In addition to the U.S. federal examinations, we have ongoing audit activity in several U.S. state and foreign jurisdictions.

The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe our tax returns properly reflect the tax consequences of our operations, and our liabilities for uncertain tax positions are appropriate and sufficient for the positions taken. Because of the uncertainty of the final outcome of these examinations, we have estabilished a liability for potential reductions of tax benefits (including related interest and penalties) for amounts that do not meet the more-likely-than-not thresholds for recognition and measurement as required by authoritative guidance. The liability for uncertain tax positions is reviewed throughout the year, taking into account new legislation, regulations, case law and audit results. Settlement of any particular issue could result in offsets to other balance sheet accounts, cash payments or receipts and/or adjustments to tax expense. Liabilities for uncertain tax positions are presented in the Consolidated Balance Sheets within other non-current liabilities. Our gross liability for uncertain tax positions was $24.9 million and $25.1 million as of December 31, 2022 and 2021, respectively. For additional information on income taxes refer to Note 13.

Long-Lived Assets, Intangible Assets and Goodwill

Long-Lived and Amortizable Intangible Assets

Purchased long-lived and amortizable intangible assets not acquired as part of a business combination are recorded as of their acquisition date at cost, whereas long-lived and amortizable assets acquired as part of a business combination are recorded as of their acquisition date at their fair values based on the fair value requirements defined in U.S. GAAP. This requires us to make significant estimates and assumptions relating to the present value of its future cash flows, such as growth rates, royalty rates or discount rates.

We review our long-lived and amortizable intangible assets, the net value of which was $6.3 billion and $6.8 billion as of December 31, 2022 and 2021, respectively, for impairment when significant events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset or asset group, a significant adverse change in the manner in which asset or asset groups are being used or history of operating or cash flow losses associated with the use of the asset or asset group. Impairment losses could occur when the carrying amount of an asset or asset group exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s or assets group’s carrying amount over its estimated fair value.

We use the straight-line method to recognize amortization expense related to our amortizable intangible assets, including our customer relationships. We consider various factors when determining the appropriate method of amortization for our customer relationships, including projected sales data, customer attrition rates and length of key customer relationships.

Globally, we have a broad customer base. Our retention rate of significant customers has aligned with our acquisition assumptions, including the customer bases acquired from our Nalco, Anios, CID Lines and Purolite transactions, which make up the majority of our unamortized customer relationships. Our historical retention rates, coupled with our consistent track record of keeping long-term relationships with our customers, supports our expectation of consistent sales generation for the foreseeable future from the acquired customer bases. If our customer retention rates or other post-acquisition operational activities change materially, we would evaluate the financial impacts and significance of the events given rise to the change which could result in impairment of our customer relationship intangible assets, or absent an impairment, an acceleration of amortization expense.

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

Goodwill and Indefinite Life Intangible Assets

Goodwill arises from our acquisitions and represents the excess of the fair value of the purchase consideration exchanged over the fair value of net assets acquired. We had total goodwill of $8.0 billion and $8.1 billion as of December 31, 2022 and 2021, respectively. We test our goodwill for impairment at the reporting unit level. Our reporting units are largely our operating segments. Following the acquisition of Purolite on December 1, 2021, our Life Sciences Operating Segment consists of the Purolite and Global Life Sciences Reporting Units. We assess goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, we complete an interim goodwill impairment assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill impairment assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, we will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.

For our annual 2022 goodwill impairment assessment, we completed our impairment assessment for eleven of our twelve reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. Our goodwill impairment assessments for 2022 indicated the estimated fair values of each of these eleven reporting units exceeded the carrying amounts of the respective reporting units by a significant margin. Given the recent acquisition of Purolite, our annual goodwill impairment assessment of the Purolite Reporting Unit was qualitative in nature and considered information regarding its operations, financial performance and the macroeconomic environment. After weighting both positive and negative information, it is more likely than not that the fair value of the Purolite Reporting Unit exceeds its carrying amount. We evaluate the need to complete interim goodwill impairment assessments when significant events or changes in business circumstances indicate that it is more likely than not that the carrying amount of a reporting unit may be higher than its fair value. No events were noted during the second half of 2022 that required completion of an interim goodwill impairment assessment in the second half of 2022 for any of our twelve reporting units. There has been no impairment of goodwill in any of the periods presented.

The Nalco trade name is our only indefinite-lived intangible asset, which is tested for impairment on an annual basis during the second quarter. For our annual 2022 indefinite-lived intangible asset impairment assessment, we completed our impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. Our Nalco tradename impairment assessment for 2022 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. No events were noted during the second half of 2022 that required completion of an interim impairment assessment of our Nalco trade name in the second half of 2022. There has been no impairment of the Nalco trade name intangible since it was acquired.

RESULTS OF OPERATIONS

Net Sales

				Percent Change

(millions)	2022	2021	2020	2022	2021
Product and equipment sales	$11,446.2	$10,153.3	$9,466.6
Service and lease sales	2,741.6	2,579.8	2,323.6
Reported GAAP net sales	14,187.8	12,733.1	11,790.2	11%	8%
2021 impact of Purolite on net sales	-	12.0	-
Non-GAAP adjusted net sales	14,187.8	12,721.1	11,790.2	12%	8%
Effect of foreign currency translation	285.3	(249.5)	(15.4)
Non-GAAP adjusted fixed currency sales	$14,473.1	$12,471.6	$11,774.8	16%	6%

The percentage components of the year-over-year sales change are shown below:

(percent)	2022	2021
Volume	2%	3%
Price changes	10	2
Acquisition adjusted fixed currency sales change	13	5
Acquisitions & divestitures	3	1
Fixed currency sales change	16	6
Foreign currency translation	(4)	2
Reported GAAP net sales change	11%	8%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin (“Gross Margin”)

	2022		2021		2020
		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$7,212.8		$6,100.9		$5,481.3
Service and lease cost of sales	1,618.2		1,514.9		1,424.5
Reported GAAP COS and gross margin	8,831.0	37.8%	7,615.8	40.2%	6,905.8	41.4%
Special (gains) and charges	69.9		93.9		48.2
2021 impact of Purolite on COS	-		7.6		-
Non-GAAP adjusted COS and gross margin	$8,761.1	38.2%	$7,514.3	40.9%	$6,857.6	41.8%

Our COS values and corresponding gross margin are shown above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 37.8%, 40.2%, and 41.4% for 2022, 2021 and 2020, respectively. Our 2022, 2021 and 2020 reported gross margins were negatively impacted by special (gains) and charges of $69.9 million, $93.9 million, and $48.2 million, respectively. Special (gains) and charges items impacting COS are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges and the 2021 impacts of the Purolite transaction, our 2022 adjusted gross margin was 38.2% compared against a 2021 adjusted gross margin of 40.9%. The decrease primarily reflected accelerating pricing that was more than offset by higher delivered product cost and unfavorable mix.

Excluding the impact of special (gains) and charges and the 2021 impacts of the Purolite transaction, our adjusted gross margin was 40.9% and 41.8% for 2021 and 2020, respectively. The decrease primarily reflected increased pricing and higher volumes which were more than offset by significantly higher delivered product costs and supply constraints.

Selling, General and Administrative Expenses (“SG&A”)

(percent)	2022	2021	2020
SG&A Ratio	25.8%	26.8%	28.1%

The decreased SG&A ratio (SG&A expenses as a percentage of reported net sales) comparing 2022 against 2021 was driven primarily by strong productivity including cost savings initiatives, partially offset by higher cost of compensation compared to last year. The decreased SG&A ratio (SG&A expenses as a percentage of reported net sales) comparing 2021 against 2020 was driven primarily by higher net sales, cost savings initiatives and reduction in bad debt, partially offset by higher variable compensation compared to last year.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income included the following items:

(millions)	2022	2021	2020
Cost of sales
Restructuring activities	$21.4	$24.7	$7.4
Acquisition and integration activities	25.0	4.2	3.9
COVID-19 activities, net	16.3	64.7	12.5
Russia/Ukraine	7.2	-	-
Other	-	0.3	24.4
Cost of sales subtotal	69.9	93.9	48.2

Special (gains) and charges
Restructuring activities	85.8	11.9	71.4
Acquisition and integration activities	14.5	29.9	8.5
Disposal and impairment activities	-	-	41.4
COVID-19 activities, net	10.2	42.4	23.6
Russia/Ukraine	5.9	-	-
Other	24.1	18.4	34.7
Special (gains) and charges subtotal	140.5	102.6	179.6

Operating income subtotal	210.4	196.5	227.8

Other (income) expense	50.6	37.2	0.4
Interest expense, net	-	33.1	83.8

Total special (gains) and charges	$261.0	$266.8	$312.0

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring Activities

Restructuring activities are primarily related to the Europe Program, Institutional Advancement Program, Accelerate 2020 and other immaterial restructuring programs which are described below. These activities have been included as a component of cost of sales, special (gains) and charges, and other (income) expense on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

Further details related to our restructuring charges are included in Note 3.

Europe Program

In November 2022 we approved a Europe Program (the “Europe Program”) targeting $80 million of annualized pre-tax savings after completion of the program. In connection with these actions, we expect to incur pre-tax charges of $130 million ($110 million after tax) or $0.38 per diluted share. The Europe Program charges are expected to be primarily cash expenditures related to severance and asset disposals. Actual costs may vary from these estimates depending on actions taken.

In 2022 we recorded total restructuring charges of $67.2 million ($56.0 million after tax) or $0.20 per diluted share primarily related to severance. The liability related to the Europe Program was $62.0 million as of December 31, 2022 and is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

The Europe Program has delivered $5 million of cumulative cost savings with estimated annual cost savings of $80 million in continuing operations by 2024.

On February 14, 2023, we expanded our previously announced Europe cost savings program to focus on our Institutional and Healthcare businesses in other regions. In connection with the expanded program, we now expect to incur pre-tax charges of $195 million ($150 million after tax) or $0.52 per diluted share. We expect that these restructuring actions will be completed by 2024. Program actions include headcount reductions from terminations, not filing certain positions and facility closures. The expanded program charges are expected to be primarily cash expenditures related to severance and asset disposals. We now expect an estimated annual total cost savings of $175 million by 2024.

Institutional Advancement Program

We approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance our Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging our ongoing investments in digital technology. In February 2021, we expanded the Institutional Plan, and expect that these restructuring charges will be completed in 2023, with total anticipated costs of $70 million ($55 million after tax) or $0.19 per diluted share. The remaining costs are expected to be primarily cash expenditures for severance and non-cash costs related to equipment disposals. Actual costs may vary from these estimates depending on actions taken.

In 2022 and 2021, we recorded total restructuring charges of $6.3 million ($4.8 million after tax) or $0.02 per diluted share and $12.6 million ($10.2 million after tax) or $0.04 per diluted share, respectively, primarily related to severance, disposals of equipment and office closures. We have recorded $54.1 million ($41.4 million after tax), or $0.14 per diluted share of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $1.9 million as of December 31, 2022 and is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

The Institutional Plan has delivered $49 million of cumulative cost savings.

Accelerate 2020

During 2018, we formally commenced a restructuring plan Accelerate 2020 (“the A2020 Plan”), to leverage technology and system investments and organizational changes. The goals of the Plan are to further simplify and automate processes and tasks, reduce complexity and management layers, consolidated facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. During 2020, we expanded the Plan for additional costs and savings to further leverage the technology and structural improvements. We completed the plan with actual costs of $254 million ($198 million after tax), or $0.69 per diluted share.

We recorded restructuring charges of $9.9 million ($8.4 million after tax) or $0.03 per diluted share, $5.3 million ($6.2 million after tax) or $0.02 per diluted share and $41.8 million ($33.0 million after tax) or $0.11 per diluted share in 2022, 2021 and 2020, respectively. Of these expenses, $0.3 million ($0.2 million after tax) or less than $0.01 per diluted share during 2020 is recorded in other (income) expense and related to pension settlements and curtailments. The liability related to the Plan was $18.1 million and $32.7 million as of December 31, 2022 and 2021, respectively. We have recorded $254.4 million ($198.4 million after tax), or $0.69 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The Accelerate 2020 Plan has delivered $315 million of cumulative cost savings.

Other Restructuring Activities

During 2022, we incurred restructuring charges of $23.8 million ($17.9 million after tax), or $0.06 per diluted share, related to other immaterial restructuring activity. The charges primarily related to severance and asset write-offs.

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

The restructuring liability balance for all other restructuring plans excluding the Europe Program, A2020 Plan and the Institutional Plan were $23.2 million and $4.6 million as of December 31, 2022 and 2021, respectively. The increase in liability was driven primarily by severance expense. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2022 related to all other restructuring plans excluding the Europe Program, A2020 and Institutional Plan were $5.2 million.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2022 include $14.5 million ($11.4 million after tax) or $0.04 per diluted share. Charges are related primarily to the Purolite Corporation (“Purolite”) acquisition and consist of integration related costs and advisory and legal fees. Acquisition and integration related costs reported in product and equipment cost of sales on the Consolidated Statements of Income in 2022 include $25.0 million ($19.6 million after tax) or $0.07 per diluted share. Charges are related primarily to the recognition of fair value step-up in the Purolite inventory and other integration costs.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2021 include $29.9 million ($23.5 million after tax) or $0.08 per diluted share. Charges are primarily related to the Purolite acquisition and consisted of deal costs, integration costs and advisory and legal fees. Acquisition and integration related costs reported in product and equipment cost of sales on the Consolidated Statements of Income in 2021 include $4.2 million ($3.3 million after tax) or $0.01 per diluted share and are related to the recognition of fair value step-up in the Purolite inventory. In conjunction with its acquisitions, we incurred $0.8 million ($0.6 million after tax), or less than $0.01 per diluted share, of special (gains) and charges reported in interest expense in 2021.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2020 include $8.5 million ($6.9 million after tax) or $0.02 per diluted share. Charges are related to Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), Bioquell PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs and advisory and legal fees. Acquisition and integration related costs reported in product and equipment cost of sales on the Consolidated Statements of Income in 2020 include $3.9 million ($3.2 million after tax) or $0.01 per diluted share and are related to the recognition of fair value step-up in the CID Lines inventory, severance and the closure of a facility. In conjunction with our acquisitions, we incurred $0.7 million ($0.6 million after tax), or less than $0.01 per diluted share, of special (gains) and charges reported in interest expense in 2020.

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

COVID-19 activities

We have recorded inventory reserves of $15 million and $60 million during 2022 and 2021, respectively, for excess sanitizer inventory and estimated disposal costs. During 2022, 2021 and 2020, we recorded charges of $2.4 million, $36.8 million and $57.1 million, respectively, to protect the wages of certain employees directly impacted by the COVID-19 pandemic. We also recorded charges of $9.8 million, $16.5 million and $2.4 million related to employee COVID-19 testing and related expenses during 2022, 2021 and 2020, respectively. In addition, we received subsidies and government assistance, which were recorded as a special (gain) of ($0.7) million, ($6.2) million and ($23.4) million during 2022, 2021 and 2020, respectively. COVID-19 pandemic charges are recorded in product and equipment cost of sales, service and lease cost of sales, and special (gains) and charges on the Consolidated Statements of Income. Total after tax net charges related to COVID-19 pandemic were $20.2 million or $0.07 per diluted share, $81.3 million or $0.28 per diluted share and $27.4 million or $0.09 per diluted share during 2022, 2021 and 2020, respectively.

Russia/Ukraine

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We incurred charges of $13.1 million ($12.6 million after tax) or $0.04 per diluted share during 2022, primarily related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other special charges of $24.1 million ($18.2 million after tax) or $0.06 per diluted share in 2022, $18.4 million ($14.1 million after tax) or $0.05 per diluted share in 2021 and $34.7 million ($33.9 million after tax) or $0.12 per diluted share recorded in 2020 relate primarily to certain legal charges, which are recorded in special (gains) and charges on the Consolidated Statements of Income. In 2020, we recorded special charges of $24.4 million ($16.0 million after tax) or $0.06 per diluted share in product and equipment cost of sales on the Consolidated Statements of Income related to a Healthcare product recall in Europe.

We also recorded during 2020 a $7.2 million or $0.02 per diluted share, special charge related to the separation of ChampionX as a tax expense on the Consolidated Statements of Income.

Other (income) expense

During 2022 and 2021, we incurred settlement expense recorded in other (income) expense on the Consolidated Statements of Income of $50.6 million ($38.2 million after tax) or $0.13 per diluted share and $37.2 million ($28.7 million after tax) or $0.10 per diluted share, respectively, related to U.S. pension plan lump-sum payments to retirees.

Interest expense, net

During 2021 and 2020, we recorded special charges of $32.3 million ($28.4 million after tax) or $0.10 per diluted share and $83.1 million ($64.0 million after tax) or $0.22 per diluted share, respectively, in interest expense on the Consolidated Statements of Income related to debt issuance and refinancing charges.

Operating Income and Operating Income Margin

				Percent Change

(millions)	2022	2021	2020	2022	2021
Reported GAAP operating income	$1,562.5	$1,598.6	$1,395.7	(2)%	15%
Special (gains) and charges	210.4	196.5	227.8
2021 impact of Purolite on operating income		3.8	-
Non-GAAP adjusted operating income	1,772.9	1,798.9	1,623.5	(1)	11
Effect of foreign currency translation	50.1	(47.5)	(9.8)
Non-GAAP adjusted fixed currency operating income	$1,823.0	$1,751.4	$1,613.7	4%	9%

(percent)	2022	2021	2020
Reported GAAP operating income margin	11.0%	12.6%	11.8%
Non-GAAP adjusted operating income margin	12.5%	14.1%	13.8%
Non-GAAP adjusted fixed currency operating income margin	12.6%	14.0%	13.7%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by sales.

Our reported operating income decreased 2% when comparing 2022 to 2021 primarily driven by accelerating pricing covering substantially higher delivered product costs, which was offset by investments in the business. Our reported operating income increased 15% when comparing 2021 to 2020 primarily driven by increased pricing and higher volume which more than offset significantly higher delivered product costs and supply constraints and higher variable compensation compared to last year. Our reported operating income for 2022, 2021 and 2020 was impacted by special (gains) and charges. Excluding the impact of special (gains) and charges and the 2021 impacts of the Purolite transaction, 2022 adjusted operating income decreased 1% when compared to 2021 adjusted operating income and 2021 adjusted operating income increased 11% when compared to 2020 adjusted operating income.

Other (Income) Expense

(millions)	2022	2021	2020
Reported GAAP other (income) expense	($24.5)	($33.9)	($55.9)
Special (gains) and charges	50.6	37.2	0.4
Non-GAAP adjusted other (income) expense	($75.1)	($71.1)	($56.3)

Our reported other income was $24.5 million, $33.9 million and $55.9 million in 2022, 2021 and 2020, respectively. Other (income) expense decreased when comparing 2022 against 2021 primarily due to increased pension settlement charges in 2022 as a result of a higher volume of pension settlement activity and higher interest costs associated with rising interest rates throughout 2022. Other (income) expense decreased when comparing 2021 against 2020 reflecting lower interest costs associated with future payments of employee pension obligations. Excluding the impact of settlements and curtailments recorded in special (gains) and charges during 2022, 2021 and 2020, our adjusted other income was $75.1 million, $71.1 million and $56.3 million, respectively.

Interest Expense, Net

(millions)	2022	2021	2020
Reported GAAP interest expense, net	$243.6	$218.3	$290.2
Special (gains) and charges	-	33.1	83.8
2021 impact of Purolite on interest expense	-	3.5	-
Non-GAAP adjusted interest expense, net	$243.6	$181.7	$206.4

Our reported net interest expense totaled $243.6 million, $218.3 million and $290.2 million during 2022, 2021 and 2020, respectively.

We incurred $33.1 million ($29.0 million after tax) or $0.10 per diluted share and $83.8 million ($64.6 million after tax) or $0.22 per diluted share, of interest expense special charges in conjunction with our debt issuances and refinancing activities during 2021 and 2020, respectively.

Adjusted for special (gains) and charges, the increase in interest expense when comparing 2022 against 2021 was driven primarily by the interest on debt issued to fund the Purolite acquisition and the impact from higher average interest rates on floating rate debt. Adjusted for special (gains) and charges and the 2021 Purolite transaction, the decrease in interest expense when comparing 2021 against 2020 was driven primarily by a reduction in average debt levels and average interest rates.

Provision for Income Taxes

The following table provides a summary of our tax rate:

(percent)	2022	2021	2020
Reported GAAP tax rate	17.5%	19.1%	15.2%
Tax rate impact of:
Special (gains) and charges	0.5	0.1	0.7
Discrete tax items	0.7	(0.3)	3.8
Non-GAAP adjusted tax rate	18.7%	18.9%	19.7%

Our reported tax rate was 17.5%, 19.1%, and 15.2%, for 2022, 2021 and 2020, respectively. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized a net tax benefit related to discrete tax items of $11.8 million during 2022. This included a deferred tax benefit of $14.6 million associated with utilization of tax attributes as a result of legal entity rationalization and share-based compensation excess tax benefits of $6.0 million. The amount of the excess tax benefit is subject to variation in stock price and award exercises. The remaining discrete tax expense of $8.8 million was primarily related to the filing of federal, state and foreign tax returns and other income tax adjustments including the impact of changes in tax laws, audit settlements and other changes in estimates.

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

The change in our adjusted tax rates from 2020 to 2022 was primarily driven by global tax planning projects and geographic income mix. Future comparability of our adjusted tax rate may be impacted by various factors, including but not limited to other changes in global tax rules, further tax planning projects and geographic income mix.

Net Income from Discontinued Operations, net of tax

(millions)	2022	2021	2020
Reported GAAP net loss from discontinued operations, net of tax	$-	$-	($2,172.5)
Adjustments:
Special (gains) and charges	-	-	2,210.7
Discrete tax net expense	-	-	22.7
Non-GAAP adjusted net income from discontinued operations, net of tax	$-	$-	$60.9

Special charges reported in discontinued operations consist of ChampionX separation charges.

Net Income from Continuing Operations Attributable to Ecolab

				Percent Change

(millions)	2022	2021	2020	2022	2021
Reported GAAP net income from continuing operations attributable to Ecolab	$1,091.7	$1,129.9	$967.4	(3)%	17%
Adjustments:
Special (gains) and charges, after tax	207.3	213.5	254.1
Discrete tax net (benefit) expense	(11.8)	5.8	(55.8)
2021 impact of Purolite on net income	-	5.6	-
Non-GAAP adjusted net income from continuing operations attributable to Ecolab	$1,287.2	$1,354.8	$1,165.7	(5)%	16%

Diluted EPS from Continuing Operations

				Percent Change

(dollars)	2022	2021	2020	2022	2021
Reported GAAP diluted EPS from continuing operations	$3.81	$3.91	$3.33	(3)%	17%
Adjustments:
Special (gains) and charges, after tax	0.72	0.74	0.88
Discrete tax net (benefit) expense	(0.04)	0.02	(0.19)
2021 impact of Purolite on diluted EPS	-	0.02	-
Non-GAAP adjusted diluted EPS from continuing operations	$4.49	$4.69	$4.02	(4)%	17%

Per share amounts do not necessarily sum due to rounding.

Currency translation had an unfavorable $(0.26) impact on reported and adjusted diluted EPS when comparing 2022 to 2021 and favorable $0.11 impact when comparing 2021 to 2020.

SEGMENT PERFORMANCE

The non-U.S. dollar functional currency international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates established by management for 2022. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2. Additional information about our reportable segments is included in Note 19.

Fixed currency net sales and operating income for 2022, 2021 and 2020 for our reportable segments are shown in the following tables.

Net Sales				Percent Change

(millions)	2022	2021	2020	2022	2021
Global Industrial	$6,944.0	$6,086.8	$5,845.7	14%	4%
Global Institutional & Specialty	4,480.0	3,908.8	3,559.8	15	10
Global Healthcare & Life Sciences	1,570.0	1,149.6	1,190.1	37	(3)
Other	1,355.0	1,201.0	1,079.8	13	11
Corporate	124.1	137.4	99.4	(10)	38
Subtotal at fixed currency	14,473.1	12,483.6	11,774.8	16	6
Effect of foreign currency translation	(285.3)	249.5	15.4
Total reported net sales	$14,187.8	$12,733.1	$11,790.2	11%	8%

Operating Income				Percent Change

(millions)	2022	2021	2020	2022	2021
Global Industrial	$977.0	$985.7	$1,079.1	(1)%	(9)%
Global Institutional & Specialty	634.5	545.7	316.3	16	73
Global Healthcare & Life Sciences	205.0	152.3	207.6	35	(27)
Other	212.8	184.0	130.6	16	41
Corporate	(416.7)	(316.6)	(347.7)	32	(9)
Subtotal at fixed currency	1,612.6	1,551.1	1,385.9	4	12
Effect of foreign currency translation	(50.1)	47.5	9.8
Total reported operating income	$1,562.5	$1,598.6	$1,395.7	(2)%	15%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	Year ended
	December 31
Net Sales	2022			2021
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$6,944.0	(21.0)	$6,923.0	$6,086.8	-	$6,086.8
Global Institutional & Specialty	4,480.0	-	4,480.0	3,908.8	-	3,908.8
Global Healthcare & Life Sciences	1,570.0	(434.9)	1,135.1	1,149.6	(12.0)	1,137.6
Other	1,355.0	-	1,355.0	1,201.0	-	1,201.0
Corporate	124.1	(124.1)	-	137.4	(137.4)	-
Subtotal at fixed currency	14,473.1	(580.0)	13,893.1	12,483.6	(149.4)	12,334.2
Effect of foreign currency translation	(285.3)			249.5
Total reported net sales	$14,187.8			$12,733.1

Operating Income	2022			2021
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$977.0	(3.4)	$973.6	$985.7	-	$985.7
Global Institutional & Specialty	634.5	-	634.5	545.7	-	545.7
Global Healthcare & Life Sciences	205.0	(106.3)	98.7	152.3	3.8	156.1
Other	212.8	-	212.8	184.0	-	184.0
Corporate	(206.3)	86.6	(119.7)	(120.1)	-	(120.1)
Non-GAAP adjusted fixed currency operating income	1,823.0	(23.1)	1,799.9	1,747.6	3.8	1,751.4
Special (gains) and charges	210.4			196.5
Subtotal at fixed currency	1,612.6			1,551.1
Effect of foreign currency translation	(50.1)			47.5
Total reported operating income	$1,562.5			$1,598.6

Global Industrial

	2022	2021	2020
Sales at fixed currency (millions)	$6,944.0	$6,086.8	$5,845.7
Sales at public currency (millions)	6,805.0	6,237.8	5,867.1

Volume	1%	2%
Price changes	13%	2%
Acquisition adjusted fixed currency sales change	14%	4%
Acquisitions and divestitures	-%	-%
Fixed currency sales change	14%	4%
Foreign currency translation	(5)%	2%
Public currency sales change	9%	6%

Operating income at fixed currency (millions)	$977.0	$985.7	$1,079.1
Operating income at public currency (millions)	951.8	1,020.3	1,086.8

Fixed currency operating income change	(1)%	(9)%
Fixed currency operating income margin	14.1%	16.2%	18.5%
Acquisition adjusted fixed currency operating income change	(1)%	(8)%
Acquisition adjusted fixed currency operating income margin	14.1%	16.2%	*
Public currency operating income change	(7)%	(6)%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in 2022 as strong double-digit growth across all divisions was driven by accelerating pricing and new business wins. The 2021 sales increase was impacted by strong growth in Paper and Water, led by recovering market conditions, strong pricing and new business wins, along with a good growth in Food & Beverage, were offset by a decrease in Downstream sales growth.

All operating segments reported double-digit growth, Water fixed currency sales increased 13% in 2022 driven by strong pricing and new business wins. Water fixed currency sales increased 6% in 2021 as strong new business wins and accelerating pricing leveraged recovering markets. Light industry water treatment reported strong sales and had solid growth in 2021. Heavy industry sales also recorded strong sales in 2022 led by double-digit growth in power and chemicals and a strong increase in 2021 driven by primary metals. Food & Beverage fixed currency sales increased 14% in 2022 reflecting accelerating pricing. Fixed currency sales increased 3% in 2021 primarily reflecting accelerating pricing, recovering markets and new business wins. Downstream fixed currency sales increased 14% in 2022 driven by accelerating pricing and new business wins. Fixed currency sales decreased 3% in 2021 due to lower demand from COVID and impacts from the Texas freeze and Hurricane Ida. Paper fixed currency sales increased 16% in 2022 driven by accelerating pricing, new business wins and continued growth in ecommerce markets. Fixed currency sales increased 11% in 2021 driven by increased pricing, strong new business wins and growth in ecommerce markets.

Operating Income

Fixed currency operating income and fixed currency operating income margins for Global Industrial decreased in 2022 and 2021 when compared to prior periods.

Acquisition adjusted fixed currency operating income margins decreased 2.1 percentage points during 2022 compared to 2021, as the 9.0 percentage point positive impacts of accelerating pricing was more than offset by the 12.7 percentage point negative impacts of higher delivered product costs, unfavorable mix and investments in the business. Acquisition adjusted fixed currency operating income margins decreased in 2021 compared to 2020, as the positive impact from accelerating pricing was more than offset by the negative impact of significantly higher delivered product costs and supply constraints.

Global Institutional & Specialty

	2022	2021	2020
Sales at fixed currency (millions)	$4,480.0	$3,908.8	$3,559.8
Sales at public currency (millions)	4,421.9	3,955.9	3,562.5

Volume	6%	7%
Price changes	8%	2%
Acquisition adjusted fixed currency sales change	15%	9%
Acquisitions and divestitures	-%	-%
Fixed currency sales change	15%	10%
Foreign currency translation	(3)%	1%
Public currency sales change	12%	11%

Operating income at fixed currency (millions)	$634.5	$545.7	$316.3
Operating income at public currency (millions)	624.0	550.9	320.1

Fixed currency operating income change	16%	73%
Fixed currency operating income margin	14.2%	14.0%	8.9%
Acquisition adjusted fixed currency operating income change	16%	73%
Acquisition adjusted fixed currency operating income margin	14.2%	14.0%	*
Public currency operating income change	13%	72%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional & Specialty increased in 2022 driven by accelerating pricing and new business wins. The 2021 sales increased driven by strong growth in the Institutional operating segment reflecting recovering markets, new business wins and accelerating pricing.

At an operating segment level, Institutional fixed currency sales increased 18% in 2022, driven by accelerating pricing and new business wins. Fixed currency sales increased 15% in 2021, driven by strong growth in the Institutional operating segment reflecting recovering markets in the U.S. and Europe, new business wins including gains from the Ecolab Science Certified programs and accelerating pricing. Specialty fixed currency sales increased 7% in 2022 driven by strong quick service sales and modest growth in food retail sales. Fixed currency sales decreased 3% in 2021, as modest quickservice sales growth were more than offset by lower food retail sales.

Operating Income

Fixed currency operating income for our Global Institutional & Specialty segment increased in both 2022 and 2021 when compared to prior periods. Fixed currency operating income margins increased in both 2022 and 2021.

Acquisition adjusted fixed currency operating income margins increased 0.2 percentage points during 2022, as the 8.2 percentage point positive impacts from accelerating pricing and volume growth overcame the 7.9 percentage point negative impacts of higher delivered product costs and investments in the business. Acquisition adjusted fixed currency operating income margins increased during 2021, as the positive impact from higher volume, accelerating pricing, and favorable mix more than offset negative impact of the comparison to lower variable compensation last year and higher delivered product costs.

Global Healthcare & Life Sciences

	2022	2021	2020
Sales at fixed currency (millions)	$1,570.0	$1,149.6	$1,190.1
Sales at public currency (millions)	1,510.5	1,181.6	1,185.5

Volume	(7)%	(9)%
Price changes	7%	2%
Acquisition adjusted fixed currency sales change	-%	(7)%
Acquisitions and divestitures	37%	3%
Fixed currency sales change	37%	(3)%
Foreign currency translation	(8)%	4%
Public currency sales change	(28)%	(0)%

Operating income at fixed currency (millions)	$205.0	$152.3	$207.6
Operating income at public currency (millions)	193.4	158.4	205.7

Fixed currency operating income change	35%	(27)%
Fixed currency operating income margin	13.1%	13.2%	17.4%
Acquisition adjusted fixed currency operating income change	(37)%	(22)%
Acquisition adjusted fixed currency operating income margin	8.7%	13.7%	*
Public currency operating income change	22%	(23)%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Acquisition adjusted fixed currency sales for Global Healthcare & Life Sciences were flat in 2022 compared 2021 as growth in Life Sciences was offset by slightly lower Healthcare sales.

At an operating segment level, Healthcare fixed currency sales decreased 1% in 2022 due primarily to lower procedural and hand hygiene volumes, partially offset by increased pricing. Fixed currency sales decreased 5% in 2021 reflecting the comparison against strong 2020 COVID-19 related hand and surface disinfection sales as well as softer elective surgical procedures activity in 2021 due to the rise in COVID variants during the year. Life Sciences fixed currency sales increased 163% (9% acquisition adjusted) in 2022 reflecting the acquisition of Purolite. Excluding the acquisition of Purolite, the Life Sciences business growth was driven by accelerating pricing and growth in consumable pharmaceutical and personal care products, partially offset by normalizing demand for Bioquell’s biocontamination systems. Fixed currency sales decreased 5% in 2021 as accelerating pricing was more than offset by volume declines versus the very strong 2020 driven by extraordinary COVID-19 demand last year.

Operating Income

Fixed currency operating income for our Global Healthcare & Life Sciences segment increased in 2022 and decreased in 2021 when compared to prior periods. Fixed currency operating income margins decreased in both 2022 and 2021.

Acquisition adjusted fixed currency operating income margins decreased 5.0 percentage points in 2022, as the 5.5 percentage point positive impact from accelerating pricing was more than offset by the 10.2 percentage point negative impacts from higher delivered product costs, unfavorable mix, lower Healthcare volumes and targeted investments in the business. Acquisition adjusted fixed currency operating income margins decreased in 2021, as positive impact from accelerating pricing was more than offset by the negative impact of volume declines due to strong comparison against 2020.

Other

	2022	2021	2020
Sales at fixed currency (millions)	$1,355.0	$1,201.0	$1,079.8
Sales at public currency (millions)	1,326.6	1,218.6	1,075.1

Volume	6%	9%
Price changes	7%	2%
Acquisition adjusted fixed currency sales change	13%	11%
Acquisitions and divestitures	-%	-%
Fixed currency sales change	13%	11%
Foreign currency translation	(4)%	2%
Public currency sales change	9%	13%

Operating income at fixed currency (millions)	$212.8	$184.0	$130.6
Operating income at public currency (millions)	208.1	186.8	130.2

Fixed currency operating income change	16%	41%
Fixed currency operating income margin	15.7%	15.3%	12.1%
Acquisition adjusted fixed currency operating income change	16%	41%
Acquisition adjusted fixed currency operating income margin	15.7%	15.3%	*
Public currency operating income change	11%	43%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other increased in 2022 reflecting double-digit growth in Pest Elimination, Textile Care and Colloidal Technologies. Fixed currency sales increased in 2021 led by strong growth in Pest Elimination as it benefited from new business wins and a recovering market.

At an operating segment level, Pest Elimination fixed currency sales increased 11% in 2022 reflecting strong growth across food retail, food & beverage, hospitality and restaurants from accelerating pricing and new business wins. Fixed currency sales increased 11% in 2021 reflecting strong growth in food and beverage plants, restaurants and hospitality markets. Textile Care fixed currency sales increased 19% and 10% in 2022 and 2021, respectively. Colloidal Technologies Group fixed currency sales increased 14% and 16% in 2022 and 2021, respectively.

Operating Income

Fixed currency operating income in Other increased in both 2022 and 2021 as compared to the prior year. Fixed currency operating income margins increased in both 2022 and 2021.

Acquisition adjusted fixed currency operating income margins in Other increased 0.4 percentage points in 2022, as the 5.8 percentage point positive impacts from accelerating pricing overcame the 5.2 percentage point negative impacts of higher delivered product costs and investments in business. Acquisition adjusted fixed currency operating income margins increased in 2021, as the positive impacts from higher volume and increased pricing more than offset the negative impact of the comparison to lower variable compensation last year.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 40 include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction post-separation, as discussed in Note 5, intangible asset amortization specifically from the Nalco and Purolite transactions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 34.

FINANCIAL POSITION, CASH FLOW AND LIQUIDITY

Financial Position

Total assets were $21.5 billion as of December 31, 2022, compared to total assets of $21.2 billion as of December 31, 2021.

Total liabilities were $14.2 billion as of December 31, 2022, compared to total liabilities of $14.0 billion as of December 31, 2021. Total debt was $8.6 billion as of December 31, 2022 and $8.8 billion as of December 31, 2021. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to EBITDA is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

	2022	2021	2020
(ratio)
Net debt to EBITDA	3.2	3.4	2.4

(millions)
Total debt	$8,580.4	$8,758.2	$6,686.6
Cash	598.6	359.9	1,260.2
Net debt	$7,981.8	$8,398.3	$5,426.4

Net income including noncontrolling interest	$1,108.9	$1,144.0	$984.8
Provision for income taxes	234.5	270.2	176.6
Interest expense, net	243.6	218.3	290.2
Depreciation	618.5	604.4	594.3
Amortization	320.2	238.7	218.4
EBITDA	$2,525.7	$2,475.6	$2,264.3

Cash Flows

Operating Activities

				Dollar Change

(millions)	2022	2021	2020	2022	2021
Cash provided by operating activities	$1,788.4	$2,061.9	$1,741.8	($273.5)	$320.1

We continue to generate cash flow from operations allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases.

Cash provided by operating activities decreased $274 million in 2022 compared to 2021, driven primarily by $277 million increase in working capital excluding the impact of non-cash special charges. The increase in working capital is primarily driven by past due receivables higher than last year due to pricing and energy surcharge rollout. Additionally, inventory impacted by inflationary environment and higher stock holding to mitigate supply disruption.

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

The impact on operating cash flows of pension and postretirement plan contributions, cash activity related to restructuring, cash paid for income taxes and cash paid for interest, are shown in the following table:

				Dollar Change

(millions)	2022	2021	2020	2022	2021
Pensions and postretirement plan contributions	$64.3	$60.2	$70.7	$4.1	($10.5)
Restructuring payments	41.0	78.3	71.1	(37.3)	7.2
Income tax payments	308.9	275.7	366.9	33.2	(91.2)
Interest payments	222.4	208.7	262.5	13.7	(53.8)

Investing Activities

				Dollar Change

(millions)	2022	2021	2020	2022	2021
Cash used for investing activities	($716.8)	($4,579.7)	($857.7)	$3,862.9	($3,722.0)

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as from capital investments in the business.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures were $713 million, $643 million and $489 million in 2022, 2021 and 2020, respectively.

Total cash paid for acquisitions, net of cash acquired and net of cash received from dispositions, in 2022, 2021 and 2020 was $7 million, $3,924 million and $487 million, respectively. Our acquisitions and divestitures are discussed further in Note 4. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

Financing Activities

				Dollar Change

(millions)	2022	2021	2020	2022	2021
Cash provided by (used for) financing activities	($837.3)	$1,603.2	($340.2)	($2,440.5)	$1,943.4

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We issued $500 million par value and received $494 million in proceeds of long-term debt. We issued $2,800 million par value and received $2,775 million in proceeds of long-term debt and repaid $900 million of long-term debt in 2021. We issued $1,850 million par value and received $1,856 million in proceeds of long-term debt and repaid $1,570 million of long-term debt in 2020. The proceeds received from the debt issuances were used for the Purolite acquisition, repayment of outstanding debt, repayment of commercial paper and general corporate purposes. In addition, we had net repayments of $404 million and net issuances $394 million of commercial paper and notes payable in 2022 and 2021, respectively, and net repayments of $66 million in 2020.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $518 million, $107 million, and $146 million of shares in 2022, 2021 and 2020, respectively.

The impact on financing cash flows of commercial paper and notes payable repayments, long-term debt borrowings and long-term debt repayments, are shown in the following table:

				Dollar Change

(millions)	2022	2021	2020	2022	2021
Net (repayments) issuances of commercial paper and notes payable	($404.3)	$393.6	($65.5)	($797.9)	$459.1
Long-term debt borrowings	494.0	2,775.0	1,855.9	(2,281.0)	919.1
Long-term debt repayments	-	(1,017.9)	(1,570.0)	1,017.9	552.1

In December 2022, we increased our quarterly dividend rate by 4%. This represents the 31st consecutive year we have increased our dividend. We have paid dividends on our common stock for 86th consecutive years. We paid dividends of $603 million, $566 million and $561 million in 2022, 2021 and 2020, respectively. Cash dividends declared per share of common stock, by quarter, for each of the last three years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2022	$0.51	$0.51	$0.51	$0.53	$2.06
2021	$0.48	$0.48	$0.48	$0.51	$1.95
2020	$0.47	$0.47	$0.47	$0.48	$1.89

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

As of December 31, 2022, we had $599 million of cash and cash equivalents on hand, of which $122 million was held outside of the U.S. As of December 31, 2021, we had $360 million of cash and cash equivalents on hand, of which $181 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of December 31, 2022, we had a $2.0 billion multi-year credit facility, which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At year end, we had no commercial paper outstanding under our U.S. program or our Euro program. There were no borrowings under our credit facility as of December 31, 2022 or 2021. As of December 31, 2022, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

Additionally, we have uncommitted credit lines with major international banks and financial institutions. These credit lines support our daily global funding needs, primarily our global cash pooling structures. As of December 31, 2022 we had $144 million of bank supported letters of credit, surety bonds and guarantees outstanding in support of our commercial business transactions. We do not have any other significant unconditional purchase obligations or commercial commitments.

As of December 31, 2022, Standard & Poor’s, Fitch and Moody’s rated our long-term credit at A- (negative outlook), A- (stable outlook) and A3 (negative outlook), respectively. A reduction in our credit ratings could limit or preclude our ability to issue commercial paper under our current programs or could also adversely affect our ability to renew existing, or negotiate new, credit facilities in the future and could increase the cost of these facilities.

As of December 31, 2022, we were in compliance with our debt covenants and other requirements of our credit agreements and indentures.

A schedule of our various obligations as of December 31, 2022 are summarized in the following table:

		Payments Due by Period
		Less			More
		Than	2-3	4-5	Than
(millions)	Total	1 Year	Years	Years	5 Years
Notes payable	$4	$4	$-	$-	$-
One-time transition tax	67	-	35	32	-
Long-term debt	8,577	501	1,204	1,651	5,221
Operating leases	503	124	173	85	121
Interest*	3,970	280	529	467	2,694
Total	$13,121	$909	$1,941	$2,235	$8,036

*	Interest on variable rate debt was calculated using the interest rate at year end 2022.

As of December 31, 2022, our gross liability for uncertain tax positions was $25 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.

We do not have required minimum cash contribution obligations for our qualified pension plans in 2022. We are required to fund certain international pension benefit plans in accordance with local legal requirements. We estimate contributions to be made to our international plans will approximate $41 million in 2023. These amounts have been excluded from the schedule of contractual obligations.

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

We enter into foreign currency forward contracts to hedge certain intercompany financial arrangements, and to hedge against the effect of exchange rate fluctuations on transactions related to cash flows denominated in currencies other than U.S. dollars. We use net investment hedges as hedging instruments to manage risks associated with our investments in foreign operations. As of December 31, 2022, we had a total of €1,150 million senior notes designated as net investment hedges.

We enter into cross-currency swap derivative contracts to hedge certain Euro denominated exposures from our investments in certain of its Euro denominated functional currency subsidiaries. We use net investment hedges as hedging instruments to manage risks associated with our investments in foreign operations. As of December 31, 2022, we had €625 million of cross-currency swap derivative contracts outstanding designated as a net investment hedge.

We manage interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of December 31, 2022, we had $1,500 million of interest rate swaps outstanding.

Refer to Note 9 for further information on our hedging activity.

Based on a sensitivity analysis (assuming a 10% change in market rates) of our foreign exchange and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would increase/decrease our financial position and liquidity by approximately $220 million. The effect on our results of operations would be substantially offset by the impact of the hedged items.

GLOBAL ECONOMIC AND POLITICAL ENVIRONMENT

Coronavirus disease 2019 (COVID-19)

In March 2020, the coronavirus disease (COVID-19) was declared a pandemic by the World Health Organization. The COVID-19 pandemic is continuing to affect major economic and financial markets and industries are facing the challenges with the economic conditions resulting from efforts to address the pandemic, including supply shortages, inflation and other challenges, such as those resulting from the introduction of vaccination mandates. While many government restrictions in the U.S. have eased, restrictions on activities continue in many other regions, particularly those where vaccination rates lag, continuing to impact consumer activity in those regions. Concerns remain that our markets could see a resurgence of cases triggering additional government mandated lockdowns or similar restrictions on activity, for example due to the emergence of a variant against which existing vaccines are not as effective or which may be more easily transmitted, particularly to those unvaccinated. These conditions have had and may continue to have a negative impact on market conditions and customer demand throughout the world.

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results. We expect a more challenging macroeconomic environment, especially in Europe, as the war and the energy crisis are having a significant impact on costs and demand. We also assume continued high delivered product costs and unfavorable currency translation and interest rate impacts that persist well into 2023.

Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During 2022, sales in Argentina represented less than 1% of our consolidated net sales. Assets held in Argentina at the end of 2022 represented less than 1% of our consolidated assets. Turkey was also classified as a highly inflationary economy in accordance with U.S. GAAP. During 2022, sales in Turkey represented less than 1% of our consolidated net sales. Assets held in Turkey at the end of 2022 represented less than 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. Our Russian and Ukraine operations represented approximately 1% of our 2022 consolidated net sales. We recorded charges of $13.1 million in 2022 primarily related to recoverability risk of certain assets in both Russia and Ukraine.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2.

NON-GAAP FINANCIAL MEASURES

This MD&A includes financial measures that have not been calculated in accordance with U.S. GAAP. These non-GAAP measures include:

●  Fixed currency sales

●  Adjusted net sales

●  Adjusted fixed currency sales

●  Acquisition adjusted fixed currency sales or organic sales

●  Adjusted cost of sales

●  Adjusted gross margin

●  Fixed currency operating income

●  Fixed currency operating income margin

●    Adjusted operating income

●  Adjusted operating income margin

●  Adjusted fixed currency operating income

●  Adjusted fixed currency operating income margin

●  Acquisition adjusted fixed currency operating income or organic income

●  Acquisition adjusted fixed currency operating income margin or organic margin

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

Our non-GAAP adjusted financial measure for net sales excludes 2021 Purolite sales. Our non-GAAP adjusted financial measures for cost of sales, gross margin, operating income, other (income) expense and interest expense exclude the impact of special (gains) and charges and (with the exception of other (income) expense) the 2021 impact of the Purolite transaction, and our non-GAAP measures for tax rate, net income from continuing operations attributable to Ecolab and diluted EPS from continuing operations further exclude the impact of discrete tax items. We include items within special (gains) and charges and discrete tax items that we believe can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results. After tax special (gains) and charges are derived by applying the applicable local jurisdictional tax rate to the corresponding pre-tax special (gains) and charges.

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

Our reportable segments do not include the impact of intangible asset amortization from the Nalco and Purolite transactions or the impact of special (gains) and charges as these are not allocated to our reportable segments.

Acquisition adjusted fixed currency growth rates, also known as organic growth rates, are at fixed currency and exclude the results of our acquired businesses from the first twelve months post acquisition and the results of our divested businesses from the twelve months prior to divestiture. Further, we have excluded the results of our Purolite business for all of 2022 to remain comparable to 2021 when Purolite’s results were excluded from our adjusted results. In addition, as part of the Transaction, we also entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

These non-GAAP measures are not in accordance with, or an alternative to U.S. GAAP and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the U.S. GAAP measures included in this MD&A and we have provided reconciliations of reported U.S. GAAP amounts to the non-GAAP amounts in this MD&A.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the design and operating effectiveness of internal control over financial reporting was conducted based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2022.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 as stated in their report which is included herein.

Christophe Beck	Scott D. Kirkland
Chairman and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ecolab Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Downstream Reporting Unit

As described in Note 2 to the consolidated financial statements, the carrying value of goodwill was $8.0 billion as of December 31, 2022, a portion of which is allocated to the Downstream reporting unit. During the second quarter of 2022, management completed its annual goodwill impairment assessment for eleven of its twelve reporting units using discounted cash flow analyses that incorporated assumptions, including future growth rates, terminal values and discount rates. The annual goodwill impairment assessment of the Purolite reporting unit was qualitative in nature and considered information regarding its operations, financial performance and the macroeconomic environment. If the results of an annual or interim goodwill assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 24, 2023

We have served as the Company’s auditor since 1970.

CONSOLIDATED STATEMENTS OF INCOME

(millions, except per share amounts)	2022	2021	2020

Product and equipment sales	$11,446.2	$10,153.3	$9,466.6
Service and lease sales	2,741.6	2,579.8	2,323.6
Net sales	14,187.8	12,733.1	11,790.2
Product and equipment cost of sales	7,212.8	6,100.9	5,481.3
Service and lease cost of sales	1,618.2	1,514.9	1,424.5
Cost of sales (including special (gains) and charges (a))	8,831.0	7,615.8	6,905.8
Selling, general and administrative expenses	3,653.8	3,416.1	3,309.1
Special (gains) and charges	140.5	102.6	179.6
Operating income	1,562.5	1,598.6	1,395.7
Other (income) expense (b)	(24.5)	(33.9)	(55.9)
Interest expense, net (c)	243.6	218.3	290.2
Income before income taxes	1,343.4	1,414.2	1,161.4
Provision for income taxes	234.5	270.2	176.6
Net income from continuing operations, including noncontrolling interest	1,108.9	1,144.0	984.8
Net income from continuing operations attributable to noncontrolling interest	17.2	14.1	17.4
Net income from continuing operations attributable to Ecolab	1,091.7	1,129.9	967.4
Net loss from discontinued operations, net of tax (Note 5) (d)	-	-	(2,172.5)
Net income (loss) attributable to Ecolab	$1,091.7	$1,129.9	($1,205.1)

Earnings (loss) attributable to Ecolab per common share
Basic
Continuing operations	$3.83	$3.95	$3.37
Discontinued operations	$-	$-	($7.57)
Earnings attributable to Ecolab	$3.83	$3.95	($4.20)
Diluted
Continuing operations	$3.81	$3.91	$3.33
Discontinued operations	$-	$-	($7.48)
Earnings attributable to Ecolab	$3.81	$3.91	($4.15)

Weighted-average common shares outstanding
Basic	285.2	286.3	287.0
Diluted	286.6	289.1	290.3

(a)	Cost of sales includes special (gains) and charges of $65.0 in 2022, $91.9 in 2021, and $39.3 in 2020, which is recorded in product and equipment cost of sales. Cost of sales includes special (gains) and charges of $4.9 in 2022, $2.0 in 2021 and $8.9 in 2020, which is recorded in service and lease cost of sales.
(b)	Other (income) expense includes special charges of $50.6 in 2022, $37.2 in 2021 and $0.4 in 2020.
(c)	Interest expense, net includes special charges of $33.1 in 2021, and $83.8 in 2020.
(d)	Net income (loss) from discontinued operations, net of tax includes noncontrolling interest of $2.2 in 2020.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(millions)	2022	2021	2020

Net income (loss) attributable to Ecolab	$1,091.7	$1,129.9	($1,205.1)
Net income from continuing operations attributable to noncontrolling interest	17.2	14.1	17.4
Net income from discontinued operations attributable to noncontrolling interest	-	-	2.2
Net income (loss) attributable to Ecolab, including noncontrolling interest	$1,108.9	$1,144.0	($1,185.5)

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(333.4)	(10.9)	50.0
Separation of ChampionX	-	-	229.9
Gain (loss) on net investment hedges	108.3	51.6	(87.7)
Total foreign currency translation adjustments	(225.1)	40.7	192.2

Derivatives and hedging instruments	(1.2)	26.0	(17.0)

Pension and postretirement benefits	130.3	289.7	(78.1)

Subtotal	(96.0)	356.4	97.1

Total comprehensive income (loss), including noncontrolling interest	1,012.9	1,500.4	(1,088.4)
Comprehensive income attributable to noncontrolling interest	13.0	10.9	21.4
Comprehensive income (loss) attributable to Ecolab	$999.9	$1,489.5	($1,109.8)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(millions, except per share amounts)	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$598.6	$359.9
Accounts receivable, net	2,698.1	2,478.4
Inventories	1,792.8	1,491.8
Other current assets	404.7	357.0
Total current assets	5,494.2	4,687.1
Property, plant and equipment, net	3,293.4	3,288.5
Goodwill	8,012.7	8,063.9
Other intangible assets, net	3,680.7	4,224.1
Operating lease assets	448.2	396.8
Other assets	535.1	546.0
Total assets	$21,464.3	$21,206.4

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$505.1	$411.0
Accounts payable	1,728.2	1,384.2
Compensation and benefits	493.6	509.5
Income taxes	197.6	104.3
Other current liabilities	1,285.9	1,144.2
Total current liabilities	4,210.4	3,553.2
Long-term debt	8,075.3	8,347.2
Pension and postretirement benefits	670.3	894.2
Deferred income taxes	505.6	622.0
Operating lease liabilities	337.8	282.6
Other liabilities	406.3	254.1
Total liabilities	14,205.7	13,953.3
Commitments and contingencies (Note 16)

Equity (a)
Common stock	364.7	364.1
Additional paid-in capital	6,580.2	6,464.6
Retained earnings	9,318.8	8,814.5
Accumulated other comprehensive loss	(1,726.6)	(1,634.8)
Treasury stock	(7,301.0)	(6,784.2)
Total Ecolab shareholders’ equity	7,236.1	7,224.2
Noncontrolling interest	22.5	28.9
Total equity	7,258.6	7,253.1
Total liabilities and equity	$21,464.3	$21,206.4

(a)	Common stock, 800.0 shares authorized, $1.00 par value, 284.5 shares outstanding at December 31, 2022 and 286.9 shares outstanding at December 31, 2021. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)	2022	2021	2020

OPERATING ACTIVITIES
Net income (loss) including noncontrolling interest	$1,108.9	$1,144.0	($1,185.5)
Less: Net loss from discontinued operations, including noncontrolling interest	-	-	(2,170.3)
Net income from continuing operations, including noncontrolling interest	$1,108.9	$1,144.0	$984.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	618.5	604.4	594.3
Amortization	320.2	238.7	218.4
Deferred income taxes	(142.6)	(1.1)	(45.8)
Share-based compensation expense	87.8	89.5	82.1
Pension and postretirement plan contributions	(64.3)	(60.2)	(70.7)
Pension and postretirement plan expense, net	45.5	42.4	42.0
Restructuring charges, net of cash paid	66.2	(41.7)	7.8
Debt refinancing	-	29.4	77.1
Other, net	24.9	15.9	61.0
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(319.6)	(178.2)	155.6
Inventories	(402.9)	(73.0)	(179.5)
Other assets	(278.2)	(92.9)	42.3
Accounts payable	394.7	200.4	55.9
Other liabilities	329.3	144.3	(283.5)
Cash provided by operating activities - continuing operations	1,788.4	2,061.9	1,741.8
Cash provided by operating activities - discontinued operations	-	-	118.4
Cash provided by operating activities	1,788.4	2,061.9	1,860.2

INVESTING ACTIVITIES
Capital expenditures	(712.8)	(643.0)	(489.0)
Property and other assets sold	2.2	12.2	5.3
Acquisitions and investments in affiliates, net of cash acquired	(7.2)	(3,923.7)	(487.0)
Divestiture of businesses	-	-	116.2
Other, net	1.0	(25.2)	(3.2)
Cash used for investing activities - continuing operations	(716.8)	(4,579.7)	(857.7)
Cash provided by investing activities - discontinued operations	-	-	443.2
Cash used for investing activities	(716.8)	(4,579.7)	(414.5)

FINANCING ACTIVITIES
Net (repayments) issuances of commercial paper and notes payable	(404.3)	393.6	(65.5)
Long-term debt borrowings	494.0	2,775.0	1,855.9
Long-term debt repayments	-	(1,017.9)	(1,570.0)
Reacquired shares	(518.2)	(106.6)	(146.2)
Dividends paid	(602.8)	(566.4)	(560.8)
Exercise of employee stock options	29.1	143.5	241.5
Debt refinancing	-	(29.4)	(77.1)
Hedge settlements	172.0	25.9	(8.4)
Other, net	(7.1)	(14.5)	(9.6)
Cash (used for) provided by financing activities - continuing operations	(837.3)	1,603.2	(340.2)
Cash used for financing activities - discontinued operations	-	-	(1.6)
Cash (used for) provided by financing activities	(837.3)	1,603.2	(341.8)

Effect of exchange rate changes on cash and cash equivalents	4.4	14.3	(30.1)

Increase (decrease) in cash and cash equivalents	238.7	(900.3)	1,073.8
Cash and cash equivalents, beginning of period - continuing operations	359.9	1,260.2	118.8
Cash and cash equivalents, beginning of period - discontinued operations	-	-	67.6
Cash and cash equivalents, beginning of period	359.9	1,260.2	186.4
Cash and cash equivalents, end of period - continuing operations	598.6	359.9	1,260.2
Cash and cash equivalents, end of period - discontinued operations	-	-	-
Cash and cash equivalents, end of period	$598.6	$359.9	$1,260.2

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$308.9	$275.7	$366.9
Net interest paid	222.4	208.7	262.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Year ended December 31, 2021, 2020 and 2019
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2019	$359.6	$5,907.1	$9,993.7	($2,089.7)	($5,485.4)	$8,685.3	$40.5	$8,725.8

New accounting guidance adoption (a)			(4.3)			(4.3)		(4.3)
Net (loss) income			(1,205.1)			(1,205.1)	19.6	(1,185.5)
Other comprehensive income (loss)				95.3		95.3	1.8	97.1
Cash dividends declared (b)			(541.3)			(541.3)	(21.0)	(562.3)
Separation of ChampionX		(8.5)			(1,051.4)	(1,059.9)	3.4	(1,056.5)
Changes in noncontrolling interests		17.6				17.6	(9.3)	8.3
Stock options and awards	3.0	318.8			3.3	325.1		325.1
Reacquired shares					(146.2)	(146.2)		(146.2)
Balance, December 31, 2020	362.6	6,235.0	8,243.0	(1,994.4)	(6,679.7)	6,166.5	35.0	6,201.5

Net income			1,129.9			1,129.9	14.1	1,144.0
Other comprehensive income (loss)				359.6		359.6	(3.2)	356.4
Cash dividends declared (b)			(558.4)			(558.4)	(17.0)	(575.4)
Stock options and awards	1.5	229.6			2.1	233.2		233.2
Reacquired shares					(106.6)	(106.6)		(106.6)
Balance, December 31, 2021	364.1	6,464.6	8,814.5	(1,634.8)	(6,784.2)	7,224.2	28.9	7,253.1

Net income			1,091.7			1,091.7	17.2	1,108.9
Other comprehensive income (loss)				(91.8)		(91.8)	(4.2)	(96.0)
Cash dividends declared (b)			(587.4)			(587.4)	(20.0)	(607.4)
Fair value adjustment of prior acquisition						-	0.6	0.6
Stock options and awards	0.6	115.6			1.4	117.6		117.6
Reacquired shares					(518.2)	(518.2)		(518.2)
Balance, December 31, 2022	$364.7	$6,580.2	$9,318.8	($1,726.6)	($7,301.0)	$7,236.1	$22.5	$7,258.6

(a)	In 2020, upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company reclassified the cumulative effect of applying the standard to retained earnings at the beginning of the period adopted.
(b)	Dividends declared per common share were $2.06, $1.95, and $1.89 in 2022, 2021 and 2020, respectively.

COMMON STOCK ACTIVITY

	2022		2021		2020
	Common	Treasury	Common	Treasury	Common	Treasury
Year ended December 31	Stock	Stock	Stock	Stock	Stock	Stock
Shares, beginning of year	364,139,362	(77,255,713)	362,553,443	(76,801,025)	359,569,234	(71,159,472)
Stock options	276,059	14,525	1,270,757	29,684	2,577,231	35,122
Stock awards	296,420	17,794	315,162	17,760	406,978	40,122
Reacquired shares	-	(3,038,107)	-	(502,132)	-	(761,245)
Separation of ChampionX	-	-	-	-	-	(4,955,552)
Shares, end of year	364,711,841	(80,261,501)	364,139,362	(77,255,713)	362,553,443	(76,801,025)

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

In June 2020, the Company completed the separation of its Upstream Energy business (the “ChampionX business”) in a Reverse Morris Trust transaction (the “Transaction”) through the split-off of ChampionX Holding Inc. (“ChampionX”), formed by Ecolab as a wholly owned subsidiary to hold the ChampionX business, followed immediately by the merger (the “Merger”) of ChampionX with a wholly owned subsidiary of ChampionX Corporation (f/k/a Apergy Corporation, “Apergy”).

As discussed in Note 5 Discontinued Operations, during 2020, the ChampionX business met the criteria to be reported as discontinued operations because the separation of the ChampionX business was a strategic shift in business that had a major effect on the Company's operations and financial results. Therefore, the Company reported the historical results of ChampionX, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations in 2020. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the separation of ChampionX and all 2020 balances have been revised accordingly to reflect continuing operations only.

In December 2021, the Company acquired Purolite for total consideration of $3.7 billion in cash, net of cash acquired. Purolite is a leading and fast-growing global provider of high-end ion exchange resins for the separation and purification of solutions, that is highly complementary to the Company’s current offering and critical to safe, high quality drug production and biopharma product purification in the life sciences industries. It also provides purification and separation solutions for critical industrial markets like microelectronics, nuclear power and food and beverage. Headquartered in King of Prussia, Pennsylvania, Purolite operates in more than 30 countries. Purolite is reported within the Company’s Life Sciences operating segment.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s critical accounting estimates include revenue recognition, litigation and environmental reserves, actuarially determined liabilities, income taxes, long-lived assets, intangible assets and goodwill.

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

The Company’s allowance for the expected return of products shipped and credits related to pricing or quantities shipped was $59 million, $19 million, and $16 million as of December 31, 2022, 2021 and 2020, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

(millions)	2022	2021	2020

Beginning balance	$52.8	$68.4	$38.8
Adoption of new standard	-	-	4.3
Bad debt expense	38.1	15.0	57.7
Write-offs	(21.1)	(27.4)	(31.6)
Other (a)	2.1	(3.2)	(0.8)
Ending balance	$71.9	$52.8	$68.4

(a)	Other amounts are primarily the effects of changes in currency translations and acquired balances.

Inventory Valuations

Inventories are valued at the lower of cost or net realizable value. Certain U.S. inventory costs are determined on a last-in, first-out (“LIFO”) basis. LIFO inventories represented 29% and 27% of consolidated inventories as of December 31, 2022 and 2021, respectively. All other inventory costs are determined using either the average cost or first-in, first-out (“FIFO”) methods. Inventory values at FIFO, as shown in Note 6, approximate replacement cost.

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

Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives ranging from 5 to 40 years for buildings and leasehold improvements, 3 to 20 years for machinery and equipment, 3 to 20 years for merchandising and customer equipment and 3 to 7 years for capitalized software. The straight-line method of depreciation reflects an appropriate allocation of the cost of the assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Depreciation expense was $619 million, $604 million and $594 million for 2022, 2021 and 2020, respectively.

Goodwill and Other Intangible Assets

Goodwill

Goodwill arises from the Company’s acquisitions and represents the excess of the fair value of the purchase consideration exchanged over the fair value of net assets acquired. The Company’s reporting units are largely its operating segments. Following the acquisition of Purolite in December 2021, the Company’s Life Sciences Operating Segment consists of the Purolite and Global Life Sciences Reporting Units. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, the Company completes an interim goodwill impairment assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill impairment assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.

During the second quarter of 2022, the Company completed its annual goodwill impairment assessment for eleven of its twelve reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. The Company’s goodwill impairment assessments for 2022 indicated the estimated fair values of each of these eleven reporting units exceeded the carrying amounts of the respective reporting unit by a significant margin. Given the recent acquisition of Purolite, the Company’s annual goodwill impairment assessment of the Purolite Reporting Unit was qualitative in nature and considered information regarding its operations, financial performance and the macroeconomic environment. After weighting both positive and negative information, it is more likely than not that the fair value of the Purolite Reporting Unit exceeds its carrying amount. No events were noted during the second half of 2022 that required completion of an interim goodwill impairment assessment for any of our twelve reporting units. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company’s reportable segments were as follows:

		Global	Global
	Global	Institutional	Healthcare &
(millions)	Industrial	& Specialty	Life Sciences	Other	Total
December 31, 2020	$4,287.9	$564.1	$909.8	$245.1	$6,006.9
Current year business combinations (a)	6.9	17.2	2,123.2	-	2,147.3
Prior year business combinations (b)	(0.9)	-	-	-	(0.9)
Effect of foreign currency translation	(23.8)	(4.8)	(58.8)	(2.0)	(89.4)
December 31, 2021	$4,270.1	$576.5	$2,974.2	$243.1	$8,063.9
Prior year business combinations (b)	0.4	-	253.4	-	253.8
Effect of foreign currency translation	(188.7)	(8.9)	(102.2)	(5.2)	(305.0)
December 31, 2022	$4,081.8	$567.6	$3,125.4	$237.9	$8,012.7

(a)	Represents goodwill associated with current year acquistions. For 2021, approximately $2,209 million of goodwill related to businesses acquired is expected to be tax deductible related to the acquisitions of Purolite and National Wiper Alliance, Inc. (refer to Footnote 4 for additional information).
(b)	Represents purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. During the second quarter of 2022, the Company completed its annual impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rate and discount rates. The Company’s Nalco trade name impairment assessment for 2022 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. No events were noted during the second half of 2022 that required completion of an interim impairment assessment of our Nalco trade name. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technology primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. The weighted-average useful life of amortizable intangible assets was 15 years as of December 31, 2022 and 2021.

The weighted-average useful life by type of amortizable asset at December 31, 2022 were as follows:

(years)

Customer relationships	15
Patents	14
Trademarks	13
Other technology	12

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company evaluates the remaining useful life of its intangible assets subject to amortization each reporting period to determine whether events and circumstances warrant a change to the estimated remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over the updated remaining useful life. Amortization expense related to other intangible assets during the last three years and future estimated amortization were as follows:

(millions)
2020	$219
2021	239
2022	320
2023	299
2024	291
2025	285
2026	271
2027	146

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

Rental and Leases

Lessee

The Company determines whether a lease exists at the inception of the arrangement. In assessing whether a contract is or contains a lease, the Company evaluates whether the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company accounts for lease components separately from the nonlease components (e.g., common-area maintenance costs, property taxes, parking, etc.). Operating leases are recorded in operating lease assets, other current liabilities and operating lease liabilities in the Consolidated Balance Sheets.

Operating lease assets and operating lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the estimated lease term at the lease commencement date. The Company uses the rate implicit in the lease when available or determinable. When the rate implicit in the lease is not determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of future payments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the lease liability and are recognized as incurred. The Company identified real estate, vehicles and other equipment as the primary classes of its leases. Certain leases with a similar class of underlying assets are accounted for as a portfolio of leases.

The Company does not record operating lease assets or liabilities for leases with terms of twelve months or less. Those lease payments are recognized in the Consolidated Statements of Income over the lease term as incurred.

Many of the Company’s leases include options to renew or cancel, which are at the Company’s sole discretion. Renewal terms can extend the lease term from one month to multiple years, whereas, cancellation terms can shorten the lease term by multiple years. The lease start date is the date when the leased asset is available for use and in possession of the Company. The lease end date, which includes any options to renew or cancel that are reasonably certain to be exercised, is based on the terms of the contract. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any material restrictive covenants.

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

Income Taxes

Income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes provided for the tax effect of temporary differences between the carrying amount of assets and liabilities and their tax bases. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. Relevant factors in determining the realizability of deferred tax assets include historical results, sources of future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes. The Company records liabilities for income tax uncertainties in accordance with the U.S. GAAP recognition and measurement criteria guidance. The Company has elected the period cost method and considers the estimated global intangible low taxed income (“GILTI”) impact in tax expense. The Company recognizes interest and penalties related to income tax uncertainties in the income tax provision.

The CHIPS Act (CHIPS) was signed into U.S. law on August 9, 2022. CHIPS includes incentives for domestic semiconductor manufacturing for expenditures incurred after December 31, 2022. The Company continues to assess qualification for the new tax incentives but does not anticipate CHIPS to have a material impact on the Company’s financial statements.

The Inflation Reduction Act (IRA) includes a corporate alternative minimum tax on certain large corporations, incentives to address climate change mitigation and other non-income tax provisions, including an excise tax on the repurchase of corporate stock. The IRA is effective January 1, 2023. The Company continues to assess the impact of the IRA and qualification for new tax incentives but does not anticipate the IRA to have a material impact on the Company’s financial statements.

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

Other Considerations

Contracts with customers may include multiple performance obligations. For contracts with multiple performance obligations, the consideration is allocated between products and services based on their stand-alone selling prices. Stand-alone selling prices are generally based on the prices charged to customers when the good or service is not bundled with other product or services or using an expected cost plus margin. Judgment is used in determining the amount of service that is embedded within the Company’s contracts, which is based on the amount of time spent on the performance obligation activities. The level of effort, including the estimated margin that would be charged, is used to determine the amount of service revenue. Depending on the terms of the contract, the Company may defer the recognition of revenue when a future performance obligation has not yet occurred.

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

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

(millions, except per share)	2022	2021	2020

Net income from continuing operations attributable to Ecolab	$1,091.7	$1,129.9	$967.4
Net loss from discontinued operations, net of tax	-	-	(2,172.5)
Net income (loss) attributable to Ecolab	$1,091.7	$1,129.9	($1,205.1)

Weighted-average common shares outstanding
Basic	285.2	286.3	287.0
Effect of dilutive stock options and units	1.4	2.8	3.3
Diluted	286.6	289.1	290.3

Earnings (loss) attributable to Ecolab per common share
Basic EPS
Continuing operations	$3.83	$3.95	$3.37
Discontinued operations	$-	$-	($7.57)
Earnings (loss) attributable to Ecolab	$3.83	$3.95	($4.20)
Diluted EPS
Continuing operations	$3.81	$3.91	$3.33
Discontinued operations	$-	$-	($7.48)
Earnings (loss) attributable to Ecolab	$3.81	$3.91	($4.15)

Anti-dilutive securities excluded from the computation of diluted EPS	3.9	1.9	1.9

Amounts do not necessarily sum due to rounding.

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
ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848

March 2020

Certain LIBOR rates, widely used reference rates for pricing financial products, were discontinued on December 31, 2021. This standard provides optional expedients and exceptions if certain criteria are met when accounting for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.

Application of guidance is optional until the options and expedients expire on December 31, 2024.

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

Update to increase the transparency of government assistance including annual disclosure of the types of assistance accounted for under a grant or contribution method of accounting, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements.

			Annual period beginning January 1, 2022.	The adoption of this standard did not have a significant impact on the Company's financial statements.

No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the Company’s consolidated financial statements.

3. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income included the following:

(millions)	2022	2021	2020
Cost of sales
Restructuring activities	$21.4	$24.7	$7.4
Acquisition and integration activities	25.0	4.2	3.9
COVID-19 activities, net	16.3	64.7	12.5
Russia/Ukraine	7.2	-	-
Other	-	0.3	24.4
Cost of sales subtotal	69.9	93.9	48.2

Special (gains) and charges
Restructuring activities	85.8	11.9	71.4
Acquisition and integration activities	14.5	29.9	8.5
Disposal and impairment activities	-	-	41.4
COVID-19 activities, net	10.2	42.4	23.6
Russia/Ukraine	5.9	-	-
Other	24.1	18.4	34.7
Special (gains) and charges subtotal	140.5	102.6	179.6

Operating income subtotal	210.4	196.5	227.8

Other (income) expense	50.6	37.2	0.4
Interest expense, net	-	33.1	83.8

Total special (gains) and charges	$261.0	$266.8	$312.0

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring Activities

Restructuring activities are primarily related to the Europe Program, Institutional Advancement Program, Accelerate 2020 and other immaterial restructuring programs which are described below. These activities have been included as a component of cost of sales, special (gains) and charges, other (income) expense and interest expense, net on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

Europe Program

In November 2022 the Company approved a Europe cost savings program (the “Europe Program”). In connection with these actions, the Company expects to incur pre-tax charges of $130 million ($110 million after tax). The Europe Program charges are expected to be primarily cash expenditures related to severance and asset disposals. Actual costs may vary from these estimates depending on actions taken.

In 2022 the Company recorded total restructuring charges of $67.2 million ($56.0 million after tax) primarily related to severance. The liability related to the Europe Program was $62.0 million as of December 31, 2022 and is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Europe Program since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2022 Activity
Recorded expense and accrual	67.2	-	-	67.2
Net cash payments	(5.2)	-	-	(5.2)
Restructuring liability, December 31, 2022	$62.0	$-	$-	$62.0

On February 14, 2023, the Company expanded its previously announced Europe cost savings program to focus on its Institutional and Healthcare businesses in other regions. In connection with the expanded program, the Company now expects to incur pre-tax charges of $195 million ($150 million after tax). The Company expects that these restructuring actions will be completed by 2024. Program actions include headcount reductions from terminations, not filing certain open positions and facility closures.The expanded program charges are expected to be primarily cash expenditures related to severance and asset disposals.

Institutional Advancement Program

The Company approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance the Company’s Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging the Company’s ongoing investments in digital technology. In February 2021, the Company expanded the Institutional Plan, and expect that these restructuring charges will be completed in 2023, with total anticipated costs of $70 million ($55 million after tax). The remaining costs are expected to be primarily cash expenditures for severance and non-cash related costs to equipment disposals. Actual costs may vary from these estimates depending on actions taken.

Certain activities contemplated in this Institutional Plan were previously approved in 2020 and included as part of Accelerate 2020. These activities were reclassified to the Institutional Plan. During 2022, 2021 and 2020, the Company recorded restructuring charges of $6.3 million ($4.8 million after tax), $12.6 million ($10.2 million after tax) and $35.2 million ($26.4 million after tax), respectively, primarily related to severance, disposals of equipment and office closures. The Company has recorded $54.1 million ($41.4 million after tax) of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $1.9 million and $5.1 million as of December 31, 2022 and 2021, respectively, and is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Institutional Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2020 Activity
Recorded expense and accrual	$25.6	$-	$9.6	$35.2
Net cash payments	(0.9)	-	(9.6)	(10.5)
Restructuring liability, December 31, 2020	24.7	-	-	24.7

2021 Activity
Recorded expense (income) and accrual	($1.8)	$8.5	$5.9	$12.6
Net cash payments	(19.0)		(4.7)	(23.7)
Non-cash net charges	-	(8.5)	-	(8.5)
Restructuring liability, December 31, 2021	3.9	-	1.2	5.1

2022 Activity
Recorded expense (income) and accrual	1.2	4.9	0.2	6.3
Net cash payments	(3.8)	-	(0.8)	(4.6)
Non-cash net charges	-	(4.9)	-	(4.9)
Restructuring liability, December 31, 2022	$1.3	$-	$0.6	$1.9

Accelerate 2020

During 2018, the Company formally commenced a restructuring plan Accelerate 2020 (“the A2020 Plan”), to leverage technology and systems investments and organizational changes. The goals of the Plan are to further simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. During 2020, the Company expanded the Plan for additional costs and savings to further leverage the technology and structural improvements. The Company completed the plan with actual costs of $254 million ($198 million after tax) when revised for continuing operations.

The Company recorded restructuring charges of $9.9 million ($8.4 million after tax), $5.3 million ($6.2 million after tax) and $41.8 million ($33.0 million after tax) in 2022, 2021 and 2020, respectively, primarily related to severance. Of these expenses, $0.3 million ($0.2 million after tax) during 2020 is recorded in other (income) expense and related to pension settlements and curtailments. The liability related to this Restructuring Plan was $18.1 million and $32.7 million as of December 31, 2022 and 2021, respectively. The Company has recorded $254.4 million ($198.4 million after tax) of cumulative restructuring charges under the Plan. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the A2020 Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
Restructuring liability, December 31, 2019	$94.0	$-	$1.5	$95.5
2020 Activity
Recorded expense and accrual	29.5	7.8	4.5	41.8
Net cash payments	(56.8)	-	(1.0)	(57.8)
Non-cash charges	-	(7.8)	-	(7.8)
Effect of foreign currency translation	0.1	-	-	0.1
Restructuring liability, December 31, 2020	66.8	-	5.0	71.8

2021 Activity
Recorded expense and accrual	4.3	0.3	0.7	5.3
Net cash payments	(39.1)	-	(5.0)	(44.1)
Non-cash charges	-	(0.3)	-	(0.3)
Restructuring liability, December 31, 2021	32.0	-	0.7	32.7

2022 Activity
Recorded expense (income) and accrual	5.4	1.9	2.6	9.9
Net cash payments	(21.8)	-	(0.8)	(22.6)
Non-cash charges	-	(1.9)	-	(1.9)
Restructuring liability, December 31, 2022	$15.6	$-	$2.5	$18.1

Other Restructuring Activities

During 2022, 2021, and 2020, the Company recorded other restructuring charges of $23.8 million ($17.9 million after tax), $18.7 million ($17.0 million after tax), and $1.8 million ($1.2 million after tax), respectively, related to other immaterial restructuring activity. The charges are comprised primarily of severance and asset write-offs.

The restructuring liability balance for all other restructuring plans excluding Europe Program, the A2020 Plan and the Institutional Plan was $23.2 million and $4.6 million as of December 31, 2022 and 2021, respectively. The increase in liability was driven primarily by severance expense. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2022 related to all other restructuring plans excluding the Europe Program, the A2020 Plan and Institutional Plan were $5.2 million.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2022 include $14.5 million ($11.4 million after tax) related primarily to the Purolite Corporation (“Purolite”) acquisition and consist of integration related costs and advisory and legal fees. Acquisition and integration related costs reported in product and equipment cost of sales on the Consolidated Statements of Income in 2022 included $25.0 million ($19.6 million after tax) related primarily to the recognition of fair value step-up in Purolite inventory and other integration related costs.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $29.9 million ($23.5 million after tax) in 2021. Charges are related primarily to the Purolite acquisition and consisted of deal costs, integration costs and advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statements of Income in 2021 include $4.2 million ($3.3 million after tax) and are related to the recognition of fair value step-up in the Purolite inventory. In conjunction with its acquisitions, the Company incurred $0.8 million ($0.6 million after tax) of special (gains) and charges reported in interest expense in 2021.

During 2020, acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $8.5 million ($6.9 million after tax). Charges are related to the Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), Bioquell PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs and advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statements of Income in 2020 include $3.9 million ($3.2 million after tax) and are related to recognition of fair value step-up in CID Lines inventory, severance and the closure of a facility. In conjunction with its acquisitions, the Company incurred $0.7 million ($0.6 million after tax) of special (gains) and charges reported in interest expense in 2020.

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

COVID-19 activities

The Company recorded inventory reserves of $15.0 million and $60.0 million during 2022 and 2021, respectively, for excess sanitizer inventory and estimated disposal costs. The Company recorded charges of $2.4 million, $36.8 million and $57.1 million during 2022, 2021 and 2020, respectively, to protect the wages of certain employees directly impacted by the COVID-19 pandemic. The Company recorded charges of $9.8 million, $16.5 million and $2.4 million related to employee COVID-19 testing and related expenses during 2022, 2021 and 2020, respectively. In addition, the Company received subsidies and government assistance, which were recorded as a special (gain) and charges of ($0.7) million, ($6.2) million and ($23.4) million during 2022, 2021 and 2020, respectively. COVID-19 pandemic charges are recorded in product and equipment cost of sales, service and lease cost of sales, and special (gains) and charges on the Consolidated Statements of Income. Total after tax net charges related to COVID-19 pandemic were $20.2 million, $81.3 million and $27.4 million during 2022, 2021 and 2020, respectively.

Russia/Ukraine

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, the Company has made the determination that it will limit the Company’s Russian business to operations that are essential to life, providing minimal support for the Company’s healthcare, life sciences, food and beverage and certain water businesses. The Company incurred charges of $13.1 million ($12.6 million after tax) during 2022, primarily related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other operating activities recorded in special charges of $24.1 million ($18.2 million after tax) in 2022, $18.4 million ($14.1 million after tax) in 2021 and $34.7 million ($33.9 million after tax) in 2020 relate primarily to legal reserves and certain legal charges, which are recorded in special (gains) and charges on the Consolidated Statements of Income. In 2020, other operating activities recorded in special charges of $24.4 million ($16.0 million after tax) were recorded in product and equipment cost of sales on the Consolidated Statements of Income related to a Healthcare product recall in Europe.

The Company also recorded a $7.2 million special charge in 2020 related to the separation of ChampionX as a tax expense on the Consolidated Statements of Income.

Other (income) expense

During 2022 and 2021, the Company incurred pension settlement expense recorded in other (income) expense on the Consolidated Statements of Income of $50.6 million ($38.2 million after tax) and $37.2 million ($28.7 million after tax), respectively, related to U.S. pension plan lump-sum payments to retirees.

Interest expense, net

During 2021 and 2020, the Company recorded special charges of $32.3 million ($28.4 million after tax) and $83.1 million ($64.0 million after tax), respectively, in interest expense on the Consolidated Statements of Income related to debt issuance and refinancing charges.

4. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheets based on estimates of the fair value of assets acquired, liabilities assumed and noncontrolling interests acquired as of the acquisition date. Goodwill is recognized in the amount that the purchase consideration paid exceeds the fair value of the net assets acquired. Purchase consideration includes both cash paid and the fair value of noncash consideration exchanged, including stock and/or contingent consideration exchanged, and is reduced by the amount of cash or cash equivalents acquired. Acquisitions during 2021 and 2020 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

2022 Activity

No acquisitions occurred during 2022.

2021 Activity

Purolite Acquisition

On December 1, 2021, the Company acquired Purolite for total consideration of $3,706 million in cash, net of cash acquired. Purolite is a US-based business that is a leading and fast-growing global provider of resins for the separation and purification of solutions that is highly complementary to the Company’s current offering and critical to safe, high quality drug production and biopharma product purification in the life sciences industries. It also provides purification and separation solutions for critical industrial markets like microelectronics, nuclear power and food and beverage. Prior to acquisition, Purolite prepared its consolidated financial statements pursuant to the requirements of UK GAAP.

The Purolite acquisition has been accounted for as a business combination with the assets acquired and liabilities assumed recognized at fair value as of the acquisition date. The fair values of intangible assets acquired were estimated using discounted cash flow analyses appropriate in the circumstances for the nature of the assets being valued. The valuation models incorporated projections of future cash flows and other valuation assumptions. Significant inputs and assumptions used in the Company’s customer relationship intangible asset valuations include projected revenues, contributory asset charges, tax savings due to amortization, income tax rates, customer attrition rates and discount rates. Significant inputs and assumptions used in the Company’s tradename and acquired technology intangible asset valuations include projected revenues, future asset utilities, royalty rates, tax saving due to amortization, income tax rates and discount rates.

The Company incurred certain transaction and integration costs associated with the acquisition that were expensed and were recorded in the Consolidated Statements of Income. Further information related to the Company’s special (gains) and charges is included in Note 3.

Purolite purchase accounting was finalized in the fourth quarter of 2022. The following table summarizes the final value of Purolite assets acquired and liabilities assumed, net of cash acquired, as of the acquisition date:

(millions)	December 1, 2021
Tangible assets	$361.9
Identifiable intangible assets
Customer relationships	870.0
Other technologies	285.0
Trademarks	73.0
Total assets acquired	1,589.9

Goodwill	2,260.6

Total liabilities	144.8
Total consideration transferred to sellers, net of cash acquired	$3,705.7

During 2022, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting for its acquisition of Purolite. As a result of these purchase accounting adjustments, the Company made $7.2 million of acquisition-related payments, acquisition related net tangible assets decreased by $54.0 million, definite-lived intangible assets decreased by $185.4 million and goodwill increased by $246.6 million.

Tangible assets acquired primarily consist of accounts receivable of $61.6 million, property, plant and equipment of $156.5 million and inventory of $122.4 million. Liabilities assumed primarily consist of deferred tax liabilities of $38.2 million and current liabilities of $77.6 million. Identified intangible assets primarily consist of customer relationships, acquired technologies, and trade names and are being amortized over weighted average lives of 17, 14, and 5 years, respectively, with a weighted average life of 15 years.

Goodwill of $2,260.6 million arising from the acquisition consists largely of the synergies and economies of scale expected through adding complementary geographies and innovative products to the Company’s Life Sciences businesses. Purolite became part of the Global Healthcare & Life Sciences reportable segment. Goodwill of $2,146.3 million is deductible for income tax purposes.

Other Acquisitions

In December 2020, the Company acquired VanBaerle Hygiene AG (“VanBaerle”), a Switzerland-based business which sells cleaning products and related services to restaurants, long-term care facilities, hotels and laundries primarily for institutional applications. VanBaerle became part of the Global Institutional & Specialty reporting segment. The purchase price included immaterial amounts of holdback and contingent consideration, the remaining amounts of which were settled prior to December 31, 2022. Purchase accounting was finalized in the fourth quarter of 2021.

In February 2021, the Company acquired TechTex Holdings Limited (“TechTex”), a U.K.-based business which sells wet and dry wipes and other nonwovens products primarily for life sciences and healthcare applications. TechTex became part of the Global Healthcare & Life Sciences reporting segment. The purchase price included an immaterial holdback amount that was settled prior to December 31, 2021. Purchase accounting was finalized in the first quarter of 2022.

In July 2021, the Company acquired National Wiper Alliance, Inc. (“NWA”), a U.S.-based business which sells wipes for healthcare and institutional applications. NWA became part of the Global Healthcare & Life Sciences reporting segment. Purchase accounting was finalized in the third quarter of 2022.

In September 2021, the Company acquired EPN Water Col, Ltd. (“EPN”), a South Korean-based business which sells chemical products and manages installations at water treatment chemical injection facilities. EPN became part of the Global Industrial reporting segment. Purchase accounting was finalized in the fourth quarter of 2022.

The goodwill related to the acquisitions of VanBaerle, TechTex, or EPN is not tax deductible, whereas the goodwill arising from the acquisition of NWA is tax deductible.

2020 Activity

CID Lines Acquisition

On May 11, 2020, the Company acquired CID Lines for total consideration of $506.9 million in cash, net of cash acquired. CID Lines, a Belgian-based business is a leading global provider of livestock biosecurity and hygiene solutions.

The CID Lines acquisition has been accounted for as a business combination with the assets acquired and liabilities assumed recognized at fair value as of the acquisition date. The Company incurred certain transaction and integration costs associated with the acquisition that were expensed and recorded in the Consolidated Statements of Income. Further information related to the Company’s special (gains) and charges is included in Note 3.

CID Lines purchase accounting was finalized in the second quarter of 2021. The following table summarizes the final value of CID Lines assets acquired and liabilities assumed, net of cash acquired, as of the acquisition date:

(millions)	May 11, 2020
Tangible assets	$54.1
Identifiable intangible assets
Customer relationships	147.5
Trademarks	58.6
Acquired technologies and product registrations	47.7
Total assets acquired	307.9

Goodwill	274.8

Total liabilities	97.2
Total consideration transferred to sellers, net of cash acquired	$485.5

Tangible assets acquired primarily consist of accounts receivable of $30.1 million, property, plant and equipment of $7.7 million and inventory of $16.3 million. Liabilities assumed primarily consist of deferred tax liabilities of $64.8 million and current liabilities of $32.4 million. Identified intangible assets primarily consist of customer relationships, trademarks, and acquired technology and product registrations and are being amortized over weighted average lives of 14, 14, and 16 years, respectively, with a weighted average life of 14 years.

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

During 2021, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting for its acquisition of CID Lines. As a result of these adjustments, the Company decreased goodwill recognized from the acquisition of CID Lines by $0.9 million.

Acquisitions

The components of the cash paid for other acquisitions, excluding the Purolite and CID Lines acquisitions (as further disclosed above), for 2022, 2021 and 2020, are shown in the following table:

(millions)	2022	2021	2020
Net tangible assets acquired	$-	$3.6	$-

Identifiable intangible assets
Customer relationships	-	75.0	-
Trademarks	-	4.7	-
Non-compete agreements	-	3.0	-
Other technologies	-	1.5	-
Total intangible assets	-	84.2	-

Goodwill	-	140.6	-
Total aggregate purchase price	-	228.4	-

Acquisition-related liabilities and contingent consideration (a)	-	(4.4)	-
Total cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration, net of cash acquired	$-	$224.0	$-

(a)Subsequent to the acquisitions, $1.4 in contingent consideration was remitted to the seller during 2021 and is included in investing activities on the Consolidated Statement of Cash Flows.

During 2022, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting for its acquisitions of TechTex, NWA and EPN. As a result of these purchase accounting adjustments, acquisition related net tangible assets decreased by $1.6 million, definite-lived intangible assets decreased by $5.6 million, and goodwill increased by $7.2 million.

The weighted average useful lives of definite-lived intangible assets acquired from other acquisitions were 13 years for acquisitions completed in 2021.

Dispositions

In the second quarter of 2020, the Company completed the sale of Holchem, a U.K.-based supplier of hygiene and cleaning products and services for the food and beverage, foodservice and hospitality industries for total consideration of $106.6 million. Consideration consisted of $55.4 million of cash and the receipt of notes valued at $51.2 million from the acquirer. In the fourth quarter of 2020, all outstanding principal and interest on the notes was paid by the acquirer. After the recognition of transaction costs, the Company recognized an after-tax loss of $12.8 million, which was classified within special charges in the Consolidated Statements of Income. Holchem was included in the Global Industrial reportable segment prior to disposition.

As discussed in Note 5, the ChampionX separation met the criteria to be reported as discontinued operations. No other dispositions were significant to the Company’s consolidated financial statements for 2022, 2021 or 2020.

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

Summarized results of the Company’s discontinued operations are as follows:

(millions)	2022	2021	2020

Product and equipment sales	$-	$-	$858.9
Service and lease sales	-	-	99.6
Net sales	-	-	958.5
Product and equipment cost of sales	-	-	621.7
Service and lease cost of sales	-	-	80.4
Cost of sales (including special charges)	-	-	702.1
Selling, general and administrative expenses	-	-	180.5
Special (gains) and charges	-	-	2,221.7
Operating income	-	-	(2,145.8)
Other (income) expense	-	-	0.3
Interest expense (income), net	-	-	0.2
Income before income taxes	-	-	(2,146.3)
Provision for income taxes	-	-	24.0
Net loss including noncontrolling interest	-	-	(2,170.3)
Net income attributable to noncontrolling interest	-	-	2.2
Net loss from discontinued operations, net of tax	$-	$-	($2,172.5)

Special (gains) and charges of $2,221.7 million in 2020 primarily relate to the loss on sale, professional fees incurred to support the Transaction and restructuring charges specifically related to the ChampionX business. These charges have been included as a component of both cost of sales and special (gains) and charges in discontinued operations.

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

The Company also entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for 2022, 2021 and 2020 were $124.0 million, $139.4 million and $99.7 million, respectively. As of December 31, 2022, the Company had an outstanding accounts receivable balance for sales of product to ChampionX of $12.9 million.

6. BALANCE SHEET INFORMATION

	December 31	December 31
(millions)	2022	2021
Accounts receivable, net
Accounts receivable	$2,829.0	$2,549.9
Allowance for expected credit losses and other accruals	(130.9)	(71.5)
Total	$2,698.1	$2,478.4

Inventories
Finished goods	$1,122.7	$1,010.6
Raw materials and parts	849.2	596.1
Inventories at FIFO cost	1,971.9	1,606.7
FIFO cost to LIFO cost difference	(179.1)	(114.9)
Total	$1,792.8	$1,491.8

Other current assets
Prepaid assets	$123.9	$121.2
Taxes receivable	184.1	151.3
Derivative assets	57.5	61.4
Other	39.2	23.1
Total	$404.7	$357.0

Property, plant and equipment, net
Land	$161.3	$159.2
Buildings and leasehold improvements	1,126.9	1,134.1
Machinery and equipment	1,966.3	1,968.7
Merchandising and customer equipment	2,635.5	2,708.2
Capitalized software	962.1	884.6
Construction in progress	403.8	325.0
	7,255.9	7,179.8
Accumulated depreciation	(3,962.5)	(3,891.3)
Total	$3,293.4	$3,288.5

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,292.8	3,444.6
Patents	497.0	496.3
Trademarks	404.0	561.1
Other technologies	518.8	527.2
	4,712.6	5,029.2
Accumulated amortization
Customer relationships	(1,581.7)	(1,440.9)
Patents	(292.3)	(269.3)
Trademarks	(202.5)	(170.3)
Other technologies	(185.4)	(154.6)
	(2,261.9)	(2,035.1)
Net intangible assets subject to amortization	2,450.7	2,994.1
Total	$3,680.7	$4,224.1

Other assets
Deferred income taxes	$108.1	$120.6
Pension	118.4	114.6
Derivative asset	44.5	29.4
Other	264.1	281.4
Total	$535.1	$546.0

	December 31	December 31
(millions)	2022	2021
Other current liabilities
Discounts and rebates	$357.8	$341.1
Dividends payable	150.8	146.3
Interest payable	58.7	47.7
Taxes payable, other than income	162.9	154.2
Derivative liabilities	21.9	-
Restructuring	100.6	39.1
Contract liability	116.5	91.7
Operating lease liabilities	108.3	115.1
Other	208.4	209.0
Total	$1,285.9	$1,144.2

Accumulated other comprehensive income (loss)
Unrealized gain (loss) on derivative financial instruments, net of tax	$3.7	$4.9
Unrecognized pension and postretirement benefit expense, net of tax	(467.4)	(632.8)
Cumulative translation, net of tax	(1,262.9)	(1,006.9)
Total	($1,726.6)	($1,634.8)

7. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations, along with applicable interest rates as of December 31, 2022 and 2021:

	2022		2021
		Average		Average
	Carrying	Interest	Carrying	Interest
(millions)	Value	Rate	Value	Rate
Short-term debt
Commercial paper	$-	-%	$400.0	0.28%
Notes payable	3.7	7.28%	8.5	7.95%
Long-term debt, current maturities	501.4		2.5
Total	$505.1		$411.0

Line of Credit

As of December 31, 2022, the Company had in place a $2.0 billion multi-currency revolving credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of December 31, 2022 and 2021.

The Company has $337 million of available bank supported letters of credit, surety bonds and guarantees available in support of its commercial business transactions of which $144 million is outstanding as of December 31, 2022.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had $400 million outstanding commercial paper under its U.S. program as of December 31, 2021.

As of December 31, 2022, the Company’s short-term borrowing program was rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of December 31, 2022 and 2021, the Company had $3.7 million and $8.5 million, respectively, outstanding under these credit lines. Approximately $1,925 million and $1,628 million of these credit lines were available for use as of December 31, 2022 and 2021, respectively.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, along with applicable interest rates as of December 31, 2022 and 2021:

		2022				2021
			Stated	Effective		Stated	Effective
	Maturity	Carrying	Interest	Interest	Carrying	Interest	Interest
(millions)	by Year	Value	Rate	Rate	Value	Rate	Rate

Long-term debt
Public notes (2022 principal amount)
Two year 2021 senior notes ($500 million)	2023	$498.7	0.90%	1.19%	$497.2	0.90%	1.19%
Seven year 2016 senior notes (€575 million)	2024	596.9	1.00%	1.03%	649.3	1.00%	1.19%
Ten year 2015 senior notes (€575 million)	2025	596.7	2.63%	2.81%	649.7	2.63%	2.87%
Ten year 2016 senior notes ($750 million)	2026	721.1	2.70%	3.21%	744.9	2.70%	2.89%
Ten year 2017 senior notes ($500 million)	2027	433.9	3.25%	4.77%	488.4	3.25%	2.89%
Six Year 2021 senior notes ($500 million)	2027	496.5	1.65%	1.83%	495.7	1.65%	1.84%
Five Year 2022 senior notes ($500 million)	2028	492.7	5.25%	5.36%	-	-%	-%
Ten year 2020 senior notes ($698 million)	2030	653.5	4.80%	3.72%	709.1	4.80%	4.06%
Ten year 2020 senior notes ($600 million)	2031	555.2	1.30%	1.70%	593.4	1.30%	1.39%
Eleven year 2021 senior notes ($650 million)	2032	644.6	2.13%	2.24%	644.0	2.13%	2.24%
Thirty year 2011 senior notes ($389 million)	2041	384.5	5.50%	5.62%	384.3	5.50%	5.63%
Thirty year 2016 senior notes ($200 million)	2046	197.3	3.70%	3.81%	197.2	3.70%	3.81%
Thirty year 2017 senior notes ($484 million)	2047	425.5	3.95%	4.79%	424.3	3.95%	4.80%
Thirty year 2020 senior notes ($500 million)	2050	490.7	2.13%	2.23%	490.4	2.13%	2.24%
Thirty year 2021 senior notes ($850 million)	2051	838.9	2.70%	2.78%	838.5	2.70%	2.78%
Thirty-four year 2021 senior notes ($685 million)	2055	537.2	2.75%	3.86%	535.3	2.75%	3.87%
Finance lease obligations and other		12.8			8.0
Total debt		8,576.7			8,349.7
Long-term debt, current maturities		(501.4)			(2.5)
Total long-term debt		$8,075.3			$8,347.2

Public Notes

In November 2022, the Company issued $500 million in aggregate principal five year fixed rate notes with a coupon rate of 5.25% (“New 5-Year Note”). The proceeds are intended to be used for general corporate purposes, which may include, without limitation, repayment of commercial paper borrowings or other indebtedness. The notes mature January 2028.

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

Covenants and Future Maturities

The Company is in compliance with all covenants under the Company’s outstanding indebtedness at December 31, 2022.

As of December 31, 2022, the aggregate annual maturities of long-term debt for the next five years were:

(millions)
2023	$501
2024	607
2025	597
2026	721
2027	930

Net Interest Expense

Interest expense and interest income incurred during 2022, 2021 and 2020 were as follows:

(millions)	2022	2021	2020
Interest expense	$252.1	$230.6	$304.8
Interest income	(8.5)	(12.3)	(14.6)
Interest expense, net	$243.6	$218.3	$290.2

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	December 31, 2022
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$118.9	$-	$118.9	$-
Cross-currency swap derivative contracts	58.7	-	58.7	-

Liabilities
Foreign currency forward contracts	83.3	-	83.3	-
Interest rate swap agreements	181.4	-	181.4	-
Cross-currency swap derivative contracts	14.5	-	14.5	-

	December 31, 2021
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$94.5	$-	$94.5	$-
Interest rate swap agreements	1.8	-	1.8	-
Cross-currency swap derivative contracts	9.4	-	9.4	-

Liabilities
Foreign currency forward contracts	12.6	-	12.6	-
Interest rate swap agreements	10.1	-	10.1	-
Cross-currency swap derivative contracts	1.6	-	1.6	-

The carrying value of foreign currency forward contracts are at fair value, which are determined based on foreign currency exchange rates as of the balance sheet date and classified within Level 2. The carrying value of interest rate swap agreements are at fair value, which are determined based on current forward interest rates as of the balance sheet date and are classified within Level 2. The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Euro. The carrying value of the cross-currency swap derivative contracts are at fair value, which are determined based on the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs as of the balance sheet date and are classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives within Note 9.

Contingent consideration obligations are recognized and measured at fair value at the acquisition date and thereafter until settlement or expiration. Contingent consideration is classified within Level 3 as the underlying fair value is determined using income-based valuation approaches appropriate for the terms and conditions of each respective contingent consideration. The consideration expected to be transferred is based on the Company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration during 2022, 2021 and 2020 were not significant to the Company’s consolidated financial statements.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$8,576.6	$7,643.6	$8,349.7	$9,085.3

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	December 31	December 31	December 31	December 31
(millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments
Foreign currency forward contracts	$78.6	$44.7	$9.2	$2.6
Interest rate swap agreements	-	1.8	181.4	10.1
Cross-currency swap derivative contracts	58.7	9.4	14.5	1.6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	40.3	49.8	74.1	10.0
Gross value of derivatives	177.6	105.7	279.2	24.3

Gross amounts offset in the Consolidated Balance Sheets	(75.6)	(14.9)	(75.6)	(14.9)
Net value of derivatives	$102.0	$90.8	$203.6	$9.4

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	December 31	December 31
(millions)	2022	2021

Foreign currency forward contracts	$5,745	$4,059
Interest rate swap agreements	1,500	1,250
Cross-currency swap derivative contracts	650	482

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including inventory purchases and intercompany royalty, intercompany loans, management fee and other payments. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statements of Income as the underlying exposure being hedged. Cash flow hedged transactions impacting AOCI are forecasted to occur within the next year. For forward contracts designated as hedges of foreign currency exchange rate risk associated with forecasted foreign currency transactions, the Company excludes the changes in fair value attributable to time value from the assessment of hedge effectiveness. The initial value of the excluded component (i.e., the forward points) is amortized on a straight-line basis over the life of the hedging instrument and recognized in the same line item in the Consolidated Statements of Income as the underlying exposure being hedged for intercompany loans. For all other cash flow hedge types, the forward points are mark-to-market monthly and recognized in the same line item in the Consolidated Statements of Income as the underlying exposure being hedged. The difference between fair value changes of the excluded component and the amount amortized in the Consolidated Statements of Income is recorded in AOCI.

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

In April 2022, the Company entered into an interest rate swap agreement that converted $250 million of its 4.8% debt from a fixed interest rate to a floating interest rate. In aggregate, the Company has entered into a series of interest rate swap agreements to convert $1.5 billion of its debt from a fixed interest rate to a floating interest rate. The fixed interest rates range from 1.3% to 4.8% and mature between 2026 and 2031. All of these interest rate swaps are designated as fair value hedges.

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Line item in which the hedged item is included	Carrying amount of the hedged liabilities			Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
(millions)	2022	2021	2020	2022	2021	2020
Long-term debt	$1,317.5	$1,235.6	$-	($184.8)	($12.1)	$-

Net Investment Hedges

The Company designates its outstanding €1,150 million ($1,194 million as of year-end 2022) senior notes (“Euronotes”) and related accrued interest as a hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

In October of 2022, the Company entered into a cross-currency swap derivative contract with a notional amount of €200 million maturing in 2026. In aggregate, the Company has entered into a series of cross-currency swap derivative contracts with a notional amount of €625 million maturing between 2026 and 2030. These cross-currency swap derivative contracts are designated as net investment hedge of the Company’s Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of December 31, 2022, the Company had a €625 million ($650 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

(millions)	2022	2021	2020
Revaluation gain (loss), net of tax:
Euronotes	$81.9	$45.3	($87.7)
Cross-currency swap derivative contracts	26.4	6.3	-
Total revaluation gain (loss), net of tax	$108.3	$51.6	($87.7)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	2022			2021			2020
(millions)	COS	SG&A	Interest	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$6.4	$95.0	$-	($11.0)	$47.6	$-	$10.1	($108.3)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	13.9	-	-	21.0	-	-	27.5
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(2.3)	-	-	(2.3)	-	-	(2.4)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income (a)	-	62.0	-	-	73.7	-	-	(12.3)	-
Total gain (loss) of all derivative instruments	$6.4	$157.0	$11.6	($11.0)	$121.3	$18.7	$10.1	($120.6)	$25.1

(a)	Gain (loss) on derivatives not designated as hedging instruments recognized in income recorded in SG&A includes discontinued operations of $(2.5) for the year ended December 31, 2020.

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

(millions)	2022	2021	2020
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative & hedging instruments
Amount recognized in AOCI	$112.9	$87.5	($93.3)
(Gain) loss reclassified from AOCI into income
COS	(6.4)	11.0	(10.1)
SG&A	(95.0)	(47.6)	108.3
Interest (income) expense, net	(11.6)	(18.7)	(25.1)
	(113.0)	(55.3)	73.1
Other activity	1.1	(1.7)	(0.3)
Tax impact	(2.2)	(4.5)	3.5
Net of tax	($1.2)	$26.0	($17.0)

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net gain (loss)	$83.3	$270.7	($189.9)
Amount reclassified from AOCI into income
Settlement charge	51.6	38.8	-
Amortization of losses and prior period service credits, net	47.7	78.6	68.1
	182.6	388.1	(121.8)
Tax impact	(52.3)	(98.4)	43.7
Net of tax	$130.3	$289.7	($78.1)

11. SHAREHOLDERS’ EQUITY

Authorized common stock, par value $1.00 per share, was 800 million shares at December 31, 2022, 2021 and 2020. Treasury stock is stated at cost. Dividends declared per share of common stock were $2.06 for 2022, $1.95 for 2021 and $1.89 for 2020.

The Company has 15 million shares, without par value, of authorized but unissued and undesignated preferred stock.

Share Repurchase Authorization

In February 2015 and November 2022, the Company’s Board of Directors authorized the repurchase of up to 20 million and 10 million, respectively, additional shares of its common stock, including shares to be repurchased under Rule 10b5-1. As of December 31, 2022, 12,917,097 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During 2022, 2021 and 2020, the Company reacquired 3,038,107, 502,132 and 761,245 shares, respectively, of its common stock, of which 2,933,090, 389,759 and 565,064, respectively, related to share repurchases through open market or private purchases, and 105,017, 112,373 and 196,181, respectively, related to shares withheld for taxes on exercise of stock options and vesting of stock awards and units.

The IRA was signed into U.S. law on August 16, 2022 and is effective January 1, 2023. The IRA includes an excise tax on the repurchase of corporate stock. The Company does not anticipate the excise tax to have a material impact on the Company’s financial statements.

Separation of ChampionX

In June 2020, the Company effected the split-off of ChampionX through the Exchange Offer and all shares of ChampionX common stock owned by Ecolab were exchanged for outstanding shares of Ecolab common stock. In the Exchange Offer, which was oversubscribed, the Company accepted 4,955,552 shares of Ecolab common stock in exchange for approximately 122,200,000 shares of ChampionX common stock.

12. EQUITY COMPENSATION PLANS

The Company’s equity compensation plans provide for grants of stock options, performance-based restricted stock units (“PBRSUs”) and non-performance-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Common shares available for grant as of December 31, 2022, 2021 and 2020 were 5,475,903, 7,544,458 and 8,644,262, respectively. The Company generally issues authorized but previously unissued shares to satisfy stock option exercises and stock award vesting.

The Company’s annual long-term incentive share-based compensation program is made up of 50% stock options and 50% PBRSUs. The Company also periodically grants RSUs. Total compensation expense related to all share-based compensation plans was $87.8 million ($74.8 million net of tax benefit), $89.5 million ($75.4 million net of tax benefit) and $81.0 million ($67.7 million net of tax benefit) for 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $150.7 million of total measured but unrecognized compensation expense related to non-vested share-based compensation arrangements granted under all of the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

A summary of stock option activity and average exercise prices is as follows:

	2022		2021		2020
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price (a)	Options	Price (a)	Options	Price (a)
Outstanding, beginning of year	6,217,161	$160.91	6,802,415	$144.20	9,042,320	$121.72
Granted	1,228,673	148.79	812,853	223.85	931,750	220.95
Exercised	(294,228)	101.08	(1,306,998)	110.91	(2,733,130)	97.52
Canceled	(120,503)	210.26	(91,109)	192.49	(91,660)	166.67
Separation of ChampionX	-	-	-	-	(346,865)	126.37
Outstanding, end of year	7,031,103	$160.45	6,217,161	$160.91	6,802,415	$144.20
Exercisable, end of year	5,168,161	$155.45	4,604,922	$141.21	5,051,927	$125.08
Vested and expected to vest, end of year	6,886,450	$160.31

(a)	Represents weighted average price per share.

The total aggregate intrinsic value of options (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) that were exercised during 2022, 2021 and 2020 was $21.0 million, $148.1 million and $298.7 million, respectively.

The total aggregate intrinsic value of options outstanding as of December 31, 2022 was $62.3 million, with a corresponding weighted-average remaining contractual life of 6.4 years. The total aggregate intrinsic value of options exercisable as of December 31, 2022 was $62.3 million, with a corresponding weighted-average remaining contractual life of 5.3 years. The total aggregate intrinsic value of options vested and expected to vest as of December 31, 2022 was $62.3 million, with a corresponding weighted-average remaining contractual life of 6.4 years.

The lattice (binomial) option-pricing model is used to estimate the fair value of options at grant date. The Company’s primary employee option grant occurs during the fourth quarter. The weighted-average grant-date fair value of options granted and the significant assumptions used in determining the underlying fair value of each option grant, on the date of grant were as follows:

	2022		2021		2020
Weighted-average grant-date fair value of options
granted at market prices	$37.04		$47.65		$44.16
Assumptions
Risk-free rate of return	3.5%		1.2%		0.5%
Expected life	6	years	6	years	6	years
Expected volatility	23.5%		23.0%		23.0%
Expected dividend yield	1.4%		0.9%		0.9%

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

A summary of non-vested PBRSUs and restricted stock activity is as follows:

	PBRSU	Grant Date	RSAs and	Grant Date
	Awards	Fair Value (a)	RSUs	Fair Value (a)
December 31, 2019	1,116,898	$139.83	265,513	$149.46
Granted	202,187	215.23	62,693	203.09
Vested / Earned	(333,676)	112.78	(81,150)	130.72
Canceled	(26,285)	157.32	(15,996)	162.51
Separation of ChampionX	(44,494)	142.10	(67,377)	161.82
December 31, 2020	914,630	$165.76	163,683	$172.92
Granted	176,297	223.77	130,807	211.12
Vested / Earned	(271,731)	131.74	(48,977)	160.84
Canceled	(30,667)	178.46	(13,239)	192.12
December 31, 2021	788,529	$189.96	232,274	$195.95
Granted	291,496	142.24	240,370	146.90
Vested / Earned	(232,210)	152.63	(68,864)	163.81
Canceled	(24,645)	207.05	(18,683)	201.39
December 31, 2022	823,170	$181.68	385,097	$170.50

(a)	Represents weighted average price per share.

13. INCOME TAXES

Income before income taxes consisted of:

(millions)	2022	2021	2020
United States (U.S.)	$295.6	$277.7	$100.5
International	1,047.8	1,136.5	1,060.9
Total	$1,343.4	$1,414.2	$1,161.4

The provision (benefit) for income taxes consisted of:

(millions)	2022	2021	2020
U.S. federal and state	$145.7	$30.9	($43.9)
International	231.4	240.2	259.8
Total current	377.1	271.1	215.9
U.S. federal and state	(78.9)	3.6	12.0
International	(63.7)	(4.5)	(51.3)
Total deferred	(142.6)	(0.9)	(39.3)
Provision for income taxes	$234.5	$270.2	$176.6

The Company’s overall net deferred tax assets and deferred tax liabilities were comprised of the following:

December 31 (millions)	2022	2021
Deferred tax assets
Pension and post-retirement benefits	$87.0	$136.8
Other accrued liabilities	129.6	135.6
Lease liability	109.2	101.3
Credit carryforwards	97.8	81.8
Capitalization of R&D costs	84.5	-
Loss carryforwards	67.2	59.6
Share-based compensation	51.2	44.7
Deferred income	59.6	44.8
Other, net	98.8	71.0
Valuation allowance	(65.2)	(50.3)
Total deferred tax assets	719.7	625.3
Deferred tax liabilities
Intangible assets	(611.1)	(631.0)
Property, plant and equipment	(319.7)	(333.5)
Lease asset	(109.1)	(100.3)
Financing	(33.5)	(34.2)
Other, net	(43.8)	(27.7)
Total deferred tax liabilities	(1,117.2)	(1,126.7)
Net deferred tax liabilities balance	($397.5)	($501.4)

As of December 31, 2022 the Company has tax effected federal, state and international net operating loss carryforwards of $2.5 million, $16.1 million and $48.6 million, respectively, and a tax effected federal tax capital loss carryforward of $9.4 million which will be available to offset future taxable income. The federal and state loss carryforwards of $18.6 million expire from 2023 to 2043. The international loss carryforwards of $9.9 million expire from 2023 to 2043 and $38.7 million have no expiration. The federal capital loss carryforwards of $9.4 million expire from 2023 to 2026. The tax loss carryforwards expiring in 2023 are not material.

Additionally, the Company has $97.8 million of credit carryforwards that are primarily related to U.S. foreign tax credits and various state credits. The U.S. foreign tax credit carryforwards of $71.1 million expire from 2029 to 2032 and the state credit carryforwards of $21.3 million expire from 2023 to 2037. Other international tax credit carryforwards of $5.4 million do not expire. The tax credit carryforwards expiring in 2023 are not material.

The Company has valuation allowances on certain deferred tax assets of $65.2 million and $50.3 million at December 31, 2022 and 2021, respectively. The increase in valuation allowance from year end 2021 to year end 2022 was primarily due to U.S. state tax attributes, foreign net operating losses and other deferred tax assets.

The Company obtained tax benefits from a tax holiday in the Dominican Republic. The Company received a permit of operation, which expires in April 2036, from the National Council of Free Zones of Exportation for the Dominican Republic. Companies operating under the Free Zones are not subject to income tax in the Dominican Republic on export income. The Company had a tax incentive awarded by the Signapore Economic Development Board. This incentive provided for a preferential 10% tax rate on certain headquarter income which expired in January 2021. The tax reduction as the result of the tax holidays for 2022 was $5.8 million ($0.02 per diluted share), 2021 was $2.9 million ($0.01 per diluted share) and 2020 was $26.9 million ($0.09 per diluted share).

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	2022	2021	2020
Statutory U.S. rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.3	0.6	0.4
Foreign operations	(0.8)	(0.6)	(1.3)
Excess stock benefits	(0.4)	(2.0)	(4.9)
R&D credit	(1.4)	(1.3)	(1.1)
Foreign derived intangible income	(1.8)	(1.6)	(0.2)
Change in valuation allowance	0.7	0.5	0.6
Legal entity rationalization	(1.5)	-	-
One-time transfer of intangibles	-	1.8	-
Other, net	0.4	0.7	0.7
Effective income tax rate	17.5%	19.1%	15.2%

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

The Company’s 2022 effective tax rate of 17.5% includes $53.7 million of net tax benefits on special (gains) and charges, and net tax benefit of $11.8 million associated with discrete items. Discrete items included a deferred tax benefits of $14.6 million associated with utilization of tax attributes as a result of legal entity rationalization and share-based compensation excess tax benefits of $6.0 million. The amount of the excess tax benefit is subject to variation in stock price and award exercises. The remaining discrete tax expense of $8.8 million was primarily related to the filing of federal, state and foreign tax returns and other income tax adjustments including the impact of changes in tax laws, audit settlements and other changes in estimates.

The Company’s 2021 effective tax rate of 19.1% includes $53.3 million of net tax benefits on special (gains) and charges, and net tax expense of $5.8 million associated with discrete items. During 2021, the Company recorded a discrete tax benefit of $29.1 million related to share-based compensation excess tax benefits. Additionally, the Company recorded $34.9 million discrete tax charges including a non-cash deferred tax charge of $25.1 million associated with transferring certain intangible property between affiliates. The remaining $9.8 million tax expense primarily related to the filing of federal, state and foreign tax returns and other income tax adjustments including the impact of changes in tax laws, audit settlements and other changes in estimates.

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

During 2022, the Company recorded a deferred tax liability of $12.1 million as part of purchase accounting associated with the pre-acquisition undistributed earnings of Purolite that are not considered permanently reinvested. A deferred tax liability of $6.8 million remains as of December 31, 2022. The Company otherwise continues to assert permanent reinvestment of the undistributed earnings of international affiliates unless the earnings can be remitted in a net income tax benefit or tax-neutral manner. If there are policy changes, the Company would record the applicable taxes in the period of change. Due to the complexity of the legal entity structure, the number of legal entities and jurisdictions involved, and the complexity of the laws and regulations, the Company believes it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these undistributed earnings. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes on permanently reinvested earnings.

A reconciliation of the beginning and ending amount of gross liability for unrecognized tax benefits is as follows:

(millions)	2022	2021	2020
Balance at beginning of year	$25.1	$20.7	$27.0
Additions based on tax positions related to the current year	2.7	3.8	3.3
Additions for tax positions of prior years	3.6	3.0	-
Current year acquisitions	-	4.4	-
Reductions for tax positions of prior years	(1.5)	-	(1.1)
Reductions for tax positions due to statute of limitations	(0.7)	(3.0)	(9.1)
Settlements	(3.4)	(3.7)	-
Foreign currency translation	(0.9)	(0.1)	0.6
Balance at end of year	$24.9	$25.1	$20.7

The total amount of unrecognized tax benefits, if recognized would affect the effective tax rate by $23.1 million as of December 31, 2022, $22.8 million as of December 31, 2021 and $18.3 million as of December 31, 2020.

The Company files U.S. federal income tax returns and income tax returns in various U.S. state and non- U.S. jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2017. The IRS has completed examinations of the Company’s U.S. federal income tax returns through 2016, and the years 2017 through 2020 are currently under audit. In addition to the U.S. federal examination, there is ongoing audit activity in several U.S. state and foreign jurisdictions. The Company anticipates changes to uncertain tax positions due to closing of various audits and statutes closing on years mentioned above. The Company does not believe these changes will result in a material impact during the next twelve months. Decreases in the Company’s gross liability could result in offsets to other balance sheet accounts, cash payments, and adjustments to tax expense. The occurrence of these events and/or other events not included above within the next twelve months could change depending on a variety of factors.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had $4.0 million, $3.2 million and $4.1 million of accrued interest, including minor amounts for penalties, at December 31, 2022, 2021 and 2020, respectively.

14. RENTALS AND LEASES

Lessee

The Company leases sales and administrative office facilities, distribution centers, research and manufacturing facilities, as well as vehicles and other equipment under operating leases. Certain of the Company’s lease arrangements are finance leases, which are immaterial individually and in the aggregate.

The Company’s operating lease cost was as follows:

(millions)	2022	2021	2020
Operating lease cost*	$196.9	$179.4	$183.8

*Includes immaterial short-term and variable lease costs

Future maturity of operating lease liabilities as of December 31, 2022 were as follows:

(millions)
2023	$124
2024	98
2025	75
2026	53
2027	32
Thereafter	121
Total lease payments	503
Less: imputed interest	57
Present value of lease liabilities	$446

The Company’s operating leases term and discount rate were as follows:

	December 31	December 31	December 31
	2022	2021	2020

Weighted-average remaining lease terms (years)	6.71	5.99	5.52

Weighted-average discount rate	2.98%	3.07%	3.72%

The Company’s other lease information was as follows:

	December 31	December 31	December 31
(millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$157.3	$157.0	$164.2

Leased assets obtained in exchange for new operating lease liabilities	202.7	116.8	60.4

Lessor

The Company leases warewashing and water treatment equipment to customers under operating leases.

Gross assets under operating leases recorded in Property, plant and equipment, net is $1,288.3 million and $1,223.3 million, and related accumulated depreciation is $811.2 million and $767.3 million, as of December 31, 2022 and 2021, respectively.

The Company’s operating lease revenue was as follows:

(millions)	2022	2021	2020
Operating lease revenue*	$466.7	$412.5	$356.3

*Includes immaterial variable lease revenue

Future revenue from operating leases for existing contracts as of December 31, 2022 were as follows:

(millions)
2023	$370
2024	269
2025	207
2026	140
2027	71
Thereafter	41
Total lease revenue	$1,098

The Company mitigates the risk of residual value subsequent to the lease term by redeploying assets. As such, the Company expects to receive revenue from the operating lease assets through the remaining useful life and therefore subsequent to the initial contract termination date.

15. RESEARCH AND DEVELOPMENT EXPENDITURES

Research expenditures that relate to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Such costs were $190 million in 2022, $186 million in 2021 and $185 million in 2020. The Company did not participate in any material customer sponsored research during any of the years.

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

On June 1, 2022, TPC and seven of its affiliated companies filed for bankruptcy under Chapter 11 (Case No. 22-10493-CTG, United States Bankruptcy Court for the District of Delaware). In connection with the bankruptcy cases, TPC disclosed an estimated range of its liability related to the Port Neches incident to individuals and homeowners (including subrogation claims) of approximately $152 million to $520 million. As part of their bankruptcy plan, TPC and its affiliates announced a settlement which allows the MDL plaintiffs a $500 million claim solely for purposes of claim allowance in the chapter 11 case and distribution of value pursuant to TPC’s bankruptcy plan. Other key terms of the settlement between TPC and the MDL plaintiffs include the establishment of a settlement trust for the benefit of certain general unsecured creditors, which is funded with $30 million and the assignment of TPC’s claims and causes of action, if any, against certain third parties, including Nalco, related to the TPC plant explosion. As part of the bankruptcy process, TPC and its debtor affiliates received a discharge of all MDL related claims, as did certain non-debtor affiliates to the extent third parties did not opt out of the non-debtor releases. Nalco opted out of these releases, preserving any direct causes of action it may have against non-debtors. Furthermore, the allowance of the $500 million claim should have no effect on any claims or defenses asserted against or by Nalco in the MDL litigation. On December 1, 2022, the bankruptcy court confirmed the TPC bankruptcy plan, including the approval of the settlement and establishment of the aforementioned settlement trust. On December 16, 2022, the TPC bankruptcy plan went effective.

The Company believes the claims asserted against Nalco in the lawsuits stemming from the TPC plant explosion are without merit and intends to defend the claims vigorously. The Company also believes any potential loss should be covered by insurance subject to deductibles. However, the Company cannot predict the outcome of these lawsuits, the involvement the Company might have in these matters in the future or the potential for future litigation.

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 25 locations, the majority of which are in the U.S., and environmental liabilities have been accrued reflecting management’s best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities.

17. RETIREMENT PLANS

Pension and Postretirement Health Care Benefits Plans

The Company has a non-contributory, qualified, defined benefit pension plan covering the majority of its U.S. employees. The Company also has U.S. non-contributory, non-qualified, defined benefit pension plans, which provide for benefits to employees in excess of limits permitted under its pension plans. The U.S. non-qualified plans are not funded and the recorded benefit obligations for the non-qualified plans were $86 million and $114 million at December 31, 2022 and 2021, respectively. The measurement date used for determining the U.S. pension plan assets and obligations is December 31.

Various international subsidiaries have defined benefit pension plans. International plans are funded based on local country requirements. The measurement date used for determining the international pension plan assets and obligations is November 30, the fiscal year end of the Company’s international subsidiaries.

The Company provides postretirement health care and life insurance benefits to certain U.S. employees and retirees. The U.S. postretirement health care plans are contributory based on years of service and choice of coverage (family or single), with retiree contributions adjusted annually. The Company also maintains several U.S. postretirement life insurance plans. The measurement date used to determine the U.S. postretirement health care and life insurance plan assets and obligations is December 31. Certain employees outside the U.S. are covered under government-sponsored programs, which are not required to be fully funded. The expense and obligation for providing international postretirement health care benefits are not significant.

The following table sets forth financial information related to the Company’s pension and postretirement benefit plans:

	U.S.		International		U.S. Postretirement
	Pensions		Pensions		Benefits
(millions)	2022	2021	2022	2021	2022	2021
Accumulated benefit obligation, end of year	$1,799.0	$2,462.7	$1,171.1	$1,696.2	$115.5	$155.4
Projected benefit obligation
Projected benefit obligation, beginning of year	$2,462.7	$2,728.4	$1,779.7	$1,834.2	$155.4	$172.4
Service cost	40.8	43.9	28.4	31.4	0.8	1.0
Interest cost	65.3	51.4	22.0	17.3	3.3	2.9
Participant contributions	-	-	3.0	2.9	3.7	3.3
Plan amendments	-	-	-	0.7	-	-
Actuarial (gain) loss	(479.8)	(79.6)	(436.8)	(25.3)	(33.7)	(12.1)
Assumed through acquisitions	-	-	15.1	34.0	-	-
Other events	-	-	-	4.3	-	-
Benefits paid	(290.0)	(281.4)	(54.3)	(68.5)	(14.0)	(12.1)
Foreign currency translation	-	-	(135.2)	(51.3)	-	-
Projected benefit obligation, end of year	$1,799.0	$2,462.7	$1,221.9	$1,779.7	$115.5	$155.4

Plan assets
Fair value of plan assets, beginning of year	$2,376.8	$2,372.9	$1,219.9	$1,148.0	$5.2	$5.7
Actual returns on plan assets	(430.3)	276.8	(218.3)	107.5	(0.8)	0.6
Company contributions	12.0	8.5	38.3	40.7	12.8	11.0
Participant contributions	-	-	3.0	2.9	-	-
Acquired through acquisitions	-	-	15.1	12.9	-	-
Benefits paid	(290.0)	(281.4)	(54.3)	(68.5)	(14.0)	(12.1)
Foreign currency translation	-	-	(98.6)	(23.6)	-	-
Fair value of plan assets, end of year	$1,668.5	$2,376.8	$905.1	$1,219.9	$3.2	$5.2
Funded Status, end of year	($130.5)	($85.9)	($316.8)	($559.8)	($112.3)	($150.2)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$-	$28.2	$118.6	$86.5	$-	$-
Other current liabilities	($9.2)	(14.8)	(28.6)	(27.0)	(7.6)	(5.5)
Postretirement healthcare and pension benefits	($121.3)	(99.3)	(406.8)	(619.3)	(104.7)	(144.7)
Net liability	($130.5)	($85.9)	($316.8)	($559.8)	($112.3)	($150.2)

Amounts recognized in accumulated other comprehensive loss (income):
Unrecognized net actuarial loss (gain)	$411.9	$396.8	$279.7	$485.7	($43.6)	($11.7)
Unrecognized net prior service (benefits) costs	(21.2)	(25.8)	0.3	(0.2)	-	-
Tax (benefit) expense	(100.8)	(95.3)	(66.5)	(117.8)	7.7	1.2
Accumulated other comprehensive loss (income), net of tax	$289.9	$275.7	$213.5	$367.7	($35.9)	($10.5)

Change in accumulated other comprehensive loss (income):
Amortization of net actuarial gain (loss)	($30.2)	($56.2)	($22.7)	($28.7)	$0.6	($0.7)
Amortization of prior service credits	4.5	6.9	0.1	0.1	-	-
Current period net actuarial loss (gain)	97.0	(203.0)	(147.8)	(56.1)	(32.5)	(12.3)
Current period prior service costs	-	-	-	0.7	-	-
Curtailments and settlements	(51.6)	(35.3)	-	(3.5)	-	-
Tax (benefit) expense	(5.5)	69.8	51.3	25.4	6.5	3.2
Foreign currency translation	-	-	(35.1)	(12.7)	-	-
Other comprehensive loss (income)	$14.2	($217.8)	($154.2)	($74.8)	($25.4)	($9.8)

Estimate amounts in accumulated other comprehensive loss expected to be reclassified to net period cost during 2023 were as follows:

			U.S. Post-
	U.S.	International	Retirement
(millions)	Pensions	Pensions	Benefits
Net actuarial loss (gain)	$0.2	$11.6	($3.1)
Net prior service benefits	(4.6)	(0.3)	-
Total	($4.4)	$11.3	($3.1)

Service cost is included with employee compensation cost in either cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income based on employee roles in the Company while all non-service components are included in other (income) expense in the Consolidated Statements of Income.

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of pension plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31, (millions)	2022	2021
Aggregate projected benefit obligation	$2,392.1	$1,022.3
Accumulated benefit obligation	2,355.8	964.5
Fair value of plan assets	1,828.1	280.9

These plans include the U.S. non-qualified pension plans which are not funded as well as various international pension plans which are funded consistent with local practices and requirements.

For the year ended December 31, 2022, the year-over-year decrease in the Company’s consolidated net benefit obligations was due to decreases in both pension liabilities and pension plan assets. Pension liabilities decreased on a global basis primarily due to increases in pension discount rates used to discount projected pension benefit payments. The Company’s pension discount rates are largely determined based on observable yields of investment grade corporate bonds or government issued debt-securities. Yields on these securities increased sharply in 2022 due, in part, to actions taken by many central banks to curb global inflation. The Company’s pension plan assets are reported at fair value. The fair value of the Company’s pension assets decreased on a global basis primarily due to unfavorable returns on the Company’s equity and fixed income investments.

For the year ended December 31, 2021, the year-over-year decrease in the Company’s consolidated net benefit obligations was due to decreases in pension liabilities and increases in pension plan assets. Pension liabilities decreased primarily due to increases in discount rates used to discount projected benefit payments. The Company’s pension discount rates are largely determined based on observable yields on investment grade corporate bonds and govement issued debt-securities which increased in many geographies year-over-year. The fair value of the Company’s pension assets increased year-over-year as asset returns outpaced pension distributions due to strong returns for equitities and fixed income investments.

Net Periodic Benefit Costs and Plan Assumptions

Pension and postretirement benefits expense for the Company’s operations were as follows:

	U.S.			International			U.S. Postretirement
	Pensions			Pensions			Benefits
(millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost (a)	$40.8	$43.9	$68.4	$28.4	$31.4	$30.8	$0.8	$1.0	$1.2
Interest cost on benefit obligation	65.3	51.4	70.3	22.0	17.3	22.3	3.3	2.9	4.4
Expected return on plan assets	(144.4)	(152.3)	(152.9)	(69.8)	(70.7)	(63.9)	(0.3)	(0.4)	(0.4)
Recognition of net actuarial loss (gain)	30.2	56.7	51.9	22.8	28.7	26.1	(0.6)	0.7	0.1
Amortization of prior service benefit	(4.5)	(6.9)	(7.4)	(0.1)	(0.1)	(0.1)	-	-	(11.0)
Curtailments and settlements (b)	51.6	35.3	2.5	-	3.5	2.2	-	-	-
Total expense (benefit)	$39.0	$28.1	$32.8	$3.3	$10.1	$17.4	$3.2	$4.2	($5.7)

(a)	Service cost includes discontinued operations of $2.5 for the year ended December 31, 2020.
(b)	$50.6 and $37.2 of settlement expense was recognized as special charges in 2022 and 2021, respectively.

During 2022 and 2021, the Company incurred settlement expense in the U.S. of $51.6 million ($38.9 million after tax) and $35.3 million ($26.8 million after tax), respectively, related to lump-sum payments to retirees in its U.S. pension plans. In addition to the U.S. qualifited plan settlements in 2022 and 2021, we have historically recognized settlements and curtailment gains and losses associated with our U.S. nonqualified pension plans and International pension plans, the amounts of which have been historically not material. These charges have been included as a component of other (income) expense on the Consolidated Statements of Income.

Pension and postretirement health care benefits plan assumptions for the Company were as follows:

Plan Assumptions	U.S.			International			U.S. Postretirement
	Pensions			Pensions			Benefits
(percent)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Weighted-average actuarial assumptions
used to determine benefit obligations
as of year end:
Discount rate	5.17%	2.86%	2.48%	3.70%	1.45%	1.13%	5.14%	2.75%	2.37%
Projected salary increase	4.03	4.03	4.03	2.81	2.42	2.12
Weighted-average actuarial assumptions
used to determine net cost:
Interest credit rate for cash balance plans	1.56	0.87	1.81	N/A	N/A	N/A	N/A	N/A	N/A
Discount rate	2.86	2.49	3.20	1.46	1.37	1.84	2.75	2.37	3.16
Expected return on plan assets	7.00	7.00	7.25	6.18	6.24	6.24	7.00	7.00	7.25
Projected salary increase	4.03	4.03	4.03	2.47	2.31	2.81

Discount rate assumptions for the U.S. plans are developed using a bond yield curve constructed from a population of high-quality, non-callable, corporate bonds with maturities ranging from six months to thirty years. Discount rates are estimated for the U.S. plans based on the timing of the expected benefit payments.

The Company measures service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve.

The expected long-term rate of return used for the U.S. plans is based on the respective pension plan’s asset mix. The Company considers expected long-term real returns on asset categories, expectations for inflation, and estimates of the impact of active management of the assets in determining the expected long-term rate of return to use. The Company also considers historical returns.

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

The Company uses mortality tables appropriate in the circumstances, which generally are the recent available mortality tables as of the respective U.S. and international measurement dates. The Company’s year-end U.S. valuations reflect mortality tables that estimate the impacts of COVID in an endemic state. This represents a change from prior year when the impact of COVID on future mortality could not be reasonably estimated.

For postretirement benefit measurement purposes as of December 31, 2022, the annual rates of increase in the per capita cost of covered health care were assumed to be 6.75% for pre-65 costs. Post-65 costs are no longer used. The rates are assumed to decrease each year until they reach 4.5% in 2032 and remain at those levels thereafter. Health care costs for certain employees which are eligible for subsidy by the Company are limited by a cap on the subsidy.

Plan Asset Management

The Company’s U.S. investment strategy and policies are designed to maximize the possibility of having sufficient funds to meet the long-term liabilities of the qualified pension plan, while achieving a balance between the goals of asset growth of the qualified pension plan and keeping risk at a reasonable level. Investment income is not a primary goal of the policy.

The asset allocation position reflects the Company’s ability and willingness to accept relatively more short-term variability in the performance of the qualified pension plan asset portfolio in exchange for the expectation of better long-term returns, lower pension costs and better funded status in the long run. The U.S. qualified pension plan’s asset are diversified across a number of asset classes and securities. Selected individual portfolios within the asset classes may be undiversified while maintaining the diversified nature of total plan assets. The Company has no significant concentration of risk in its U.S. qualified pension plan assets.

Assets of funded international retirement plans are managed in each local jurisdiction and asset allocation strategy is set in accordance with local rules, regulations and practices; therefore, no overall target asset allocation is presented. Although foreign equity securities are all considered international for the Company, some equity securities are considered domestic for the local plan. The funds are invested in a variety of equities, bonds and real estate investments and, in some cases, the assets are managed by insurance companies which may offer a guaranteed rate of return. The Company has no significant concentration of risk in the assets of its international pension plans.

The fair value hierarchy is used to categorize investments measured at fair value in one of three levels in the fair value hierarchy. This categorization is based on the observability of the inputs used in valuing the investments. Refer to Note 8 for definitions of these levels.

The fair value of the Company’s U.S. qualified pension plan assets were as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$54.8	$-	$54.8	$43.6	$-	$43.6
Equity securities:
Large cap equity	237.1	-	237.1	412.2	-	412.2
Small cap equity	15.4	25.1	40.5	21.3	40.7	62.0
International equity	37.4	17.2	54.6	62.9	28.0	90.9
Fixed income:
Core fixed income	145.5	646.5	792.0	510.7	589.7	1,100.4
High-yield bonds	33.4	-	33.4	49.0	-	49.0
Emerging markets	-	25.4	25.4	-	36.6	36.6
Total investments at fair value	523.6	714.2	1,237.8	1,099.7	695.0	1,794.7
Investments measured at net asset value			433.9			587.3
Total	$523.6	$714.2	$1,671.7	$1,099.7	$695.0	$2,382.0

The Company had no Level 3 assets as part of its U.S. qualified pension plan assets as of December 31, 2022 or 2021.

The allocation of the Company’s U.S. qualified pension plan assets plans were as follows:

	Target Asset
Asset Category	Allocation		Percentage
	Percentage		of Plan Assets

December 31	2022	2021	2022	2021

Cash	-%	-%	3%	2%
Equity securities:
Large cap equity	21	21	14	17
Small cap equity	3	3	2	3
International equity	13	10	9	10
Fixed income:
Core fixed income	48	48	47	46
High-yield bonds	3	3	2	2
Emerging markets	2	4	2	2
Other:
Real estate	3	3	4	4
Private equity	5	5	15	11
Distressed debt	2	3	2	3
Total	100%	100%	100%	100%

The fair value of the Company’s international plan assets for its defined benefit pension plans were as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$9.9	$-	$9.9	$7.2	$-	$7.2
Equity securities:
International equity	-	219.3	219.3	-	490.1	490.1
Fixed income:
Corporate bonds	-	158.5	158.5	9.7	220.0	229.7
Government bonds	-	365.9	365.9	7.2	298.5	305.7
Insurance company accounts	-	106.2	106.2	-	121.2	121.2
Total investments at fair value	9.9	849.9	859.8	24.1	1,129.8	1,153.9
Investments measured at net asset value			45.3			66.0
Total	$9.9	$849.9	$905.1	$24.1	$1,129.8	$1,219.9

The Company had no Level 3 assets as part of its international plan assets as of December 31, 2022 or 2021.

The allocation of plan assets of the Company’s international plan assets for its defined benefit pension plans were as follows:

	Percentage
Asset Category	of Plan Assets

December 31	2022	2021

Cash	1%	1%
Equity securities:
International equity	24	40
Fixed income:
Corporate bonds	18	19
Government bonds	40	25
Total fixed income	58	44
Other:
Insurance contracts	12	10
Debt securities	-	2
Real estate	5	3
Total	100%	100%

Cash Flows

As of year-end 2022, the Company’s estimate of pension and postretirement benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

(millions)	All Plans
2023	$207
2024	220
2025	224
2026	226
2027	229
2028 - 2032	1,151

Depending on plan funding levels, the U.S. qualified pension plan provides certain terminating participants with an option to receive their pension benefits in the form of a lump sum payout.

The Company is currently in compliance with all funding requirements of its U.S. pension and postretirement benefit plans. There were no voluntary contributions made to its non-contributory qualified U.S. pension plan. The Company is required to fund certain international pension benefit plans in accordance with local legal requirements. The Company estimates contributions to be made to its international plans will approximate $41 million in 2023.

The Company seeks to maintain balance in its U.S. assets that meet the long-term funding requirements identified by the projections of the pension plans’ actuaries while simultaneously satisfying the fiduciary responsibilities prescribed in ERISA. The Company also takes into consideration the tax deductibility of contributions to the benefit plans.

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

The Company’s matching contributions are 100% vested immediately. The Company’s matching contribution expense was $81.6 million, $78.2 million and $72.4 million in 2022, 2021 and 2020, respectively.

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

Net sales at public exchange rates by reportable segment were as follows:

(millions)	2022	2021	2020
Global Industrial
Product and sold equipment	$5,937.0	$5,372.0	$5,052.3
Service and lease equipment	868.0	865.8	818.5
Global Institutional & Specialty
Product and sold equipment	3,645.1	3,265.5	2,968.7
Service and lease equipment	776.8	690.4	584.5
Global Healthcare & Life Sciences
Product and sold equipment	1,398.3	1,068.9	1,071.4
Service and lease equipment	112.2	112.7	110.5
Other
Product and sold equipment	342.1	308.9	274.5
Service and lease equipment	984.5	909.7	809.8
Corporate
Product and sold equipment	123.7	138.0	99.7
Service and lease equipment	0.1	1.2	0.3
Total
Total product and sold equipment	$11,446.2	$10,153.3	$9,466.6
Total service and lease equipment	2,741.6	2,579.8	2,323.6

Net sales at public exchange rates by geographic region were as follows:

	Global Industrial			Global Institutional & Specialty
(millions)	2022	2021	2020	2022	2021	2020

United States	$2,945.1	$2,603.0	$2,564.3	$3,050.0	$2,721.8	$2,400.4
Europe	1,373.6	1,367.1	1,262.6	624.0	557.9	510.3
Asia Pacific	830.1	802.5	747.2	212.6	201.2	203.9
Latin America	621.7	551.5	491.7	162.3	135.0	128.3
Greater China	419.3	394.9	333.0	124.5	132.3	114.9
India, Middle East and Africa	419.4	344.4	314.1	54.6	44.2	39.8
Canada	195.8	174.4	157.9	193.9	163.5	155.6
Total	$6,805.0	$6,237.8	$5,870.8	$4,421.9	$3,955.9	$3,553.2

	Global Healthcare & Life Sciences			Other
(millions)	2022	2021	2020	2022	2021	2020

United States	$612.5	$442.3	$432.6	$816.0	$719.9	$645.7
Europe	688.8	647.2	643.6	272.7	264.9	228.8
Asia Pacific	92.8	59.6	69.8	76.1	72.4	64.8
Latin America	24.7	1.8	6.1	51.9	50.4	50.3
Greater China	61.0	6.3	3.6	78.8	80.0	63.4
India, Middle East and Africa	25.0	18.1	19.8	10.3	11.6	14.4
Canada	5.7	6.3	6.4	20.8	19.4	16.9
Total	$1,510.5	$1,181.6	$1,181.9	$1,326.6	$1,218.6	$1,084.3

	Corporate
(millions)	2022	2021	2020

United States	$107.5	$98.2	$75.2
Europe	3.0	3.9	4.8
Asia Pacific	4.1	5.5	2.8
Latin America	7.3	24.6	13.1
Greater China	0.1	2.3	0.9
India, Middle East and Africa	0.3	3.4	2.5
Canada	1.5	1.3	0.7
Total	$123.8	$139.2	$100.0

Net sales by geographic region were determined based on origin of sale. There were no sales from a single foreign country or individual customer that were material to the Company’s consolidated net sales. Sales of warewashing products were approximately 12%, 10%, and 11% of consolidated net sales in 2022, 2021 and 2020, respectively.

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

	December 31	December 31
(millions)	2022	2021

Contract liability as of beginning of the year	$91.7	$80.4

Revenue recognized in the year from:
Amounts included in the contract liability at the beginning of the year	(91.7)	(80.4)

Increases due to billings excluding amounts recognized as revenue during the year ended	116.5	91.6
Business combinations	-	0.1

Contract liability as of end of year	$116.5	$91.7

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

Corporate

Consistent with the Company’s internal management reporting, Corporate amounts in the table below include sales to ChampionX under the Master Cross Supply and Product Transfer agreements entered into as part of the ChampionX Separation, as discussed in Note 5. Corporate also includes intangible asset amortization specifically from the Nalco and Purloite acquistions and special (gains) and charges, as discussed in Note 3, that are not allocated to the Company’s reportable segments.

Comparability of Reportable Segments

The Company made immaterial changes, including the movement of certain customers and cost allocations between reportable segments. These changes are reflected in the “Other” column in the table below.

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. The “Fixed Currency Rate Change” column shown in the following table reflects the impact on previously reported values related to fixed currency exchange rates established by management at the beginning of 2022 and have been updated from the 2021 rates reflected in the Company’s 2021 Form 10-K. The difference between the fixed currency exchange rates and the actual currency exchanges rates is reported within the “Effect of foreign currency translation” row in the table below. The “Other” column in the table reflects immaterial changes between segments, primarily cost allocations.

The impact of the preceding changes on previously reported full year 2021 and 2020 reportable segment net sales and operating income is summarized as follows:

	December 31, 2021

	2021 Reported		Fixed	2021 Reported
	Valued at 2021		Currency	Valued at 2022
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$6,304.9	$-	($218.1)	$6,086.8
Global Institutional & Specialty	3,978.2	-	(69.4)	3,908.8
Global Healthcare & Life Sciences	1,195.4	-	(45.8)	1,149.6
Other	1,226.9	-	(25.9)	1,201.0
Corporate	139.4	-	(2.0)	137.4
Subtotal at fixed currency rates	12,844.8	-	(361.2)	12,483.6
Effect of foreign currency translation	(111.7)	-	361.2	249.5
Consolidated reported GAAP net sales	$12,733.1	$-	$-	$12,733.1

Operating Income
Global Industrial	$1,031.0	$4.0	($49.3)	$985.7
Global Institutional & Specialty	556.9	(3.8)	(7.4)	545.7
Global Healthcare & Life Sciences	160.9	(0.9)	(7.7)	152.3
Other	187.3	0.7	(4.0)	184.0
Corporate	(318.6)	-	2.0	(316.6)
Subtotal at fixed currency rates	1,617.5	-	(66.4)	1,551.1
Effect of foreign currency translation	(18.9)	-	66.4	47.5
Consolidated reported GAAP operating income	$1,598.6	$-	$-	$1,598.6

	December 31, 2020

	2020 Reported		Fixed	2020 Reported
	Valued at 2021	Segment	Currency	Valued at 2022
(millions)	Management Rates	Change	Rate Change	Management Rates
Net Sales
Global Industrial	$6,048.2	$-	($202.5)	$5,845.7
Global Institutional & Specialty	3,629.0	-	(69.2)	3,559.8
Global Healthcare & Life Sciences	1,241.1	-	(51.0)	1,190.1
Other	1,103.4	-	(23.6)	1,079.8
Corporate	100.6	-	(1.2)	99.4
Subtotal at fixed currency rates	12,122.3	-	(347.5)	11,774.8
Effect of foreign currency translation	(332.1)	-	347.5	15.4
Consolidated reported GAAP net sales	$11,790.2	$-	$-	$11,790.2

Operating Income
Global Industrial	$1,123.1	$1.4	($45.4)	$1,079.1
Global Institutional & Specialty	324.0	(1.6)	(6.1)	316.3
Global Healthcare & Life Sciences	218.3	(0.5)	(10.2)	207.6
Other	132.8	0.7	(2.9)	130.6
Corporate	(349.7)	-	2.0	(347.7)
Subtotal at fixed currency rates	1,448.5	-	(62.6)	1,385.9
Effect of foreign currency translation	(52.8)	-	62.6	9.8
Consolidated reported GAAP operating income	$1,395.7	$-	$-	$1,395.7

Reportable Segment Information

Financial information for each of the Company’s reportable segments were as follows:

	Net Sales			Operating Income (Loss)
(millions)	2022	2021	2020	2022	2021	2020

Global Industrial	$6,944.0	$6,086.8	$5,845.7	$977.0	$985.7	$1,079.1
Global Institutional & Specialty	4,480.0	3,908.8	3,559.8	634.5	545.7	316.3
Global Healthcare & Life Sciences	1,570.0	1,149.6	1,190.1	205.0	152.3	207.6
Other	1,355.0	1,201.0	1,079.8	212.8	184.0	130.6
Corporate	124.1	137.4	99.4	(416.7)	(316.6)	(347.7)
Subtotal at fixed currency	14,473.1	12,483.6	11,774.8	1,612.6	1,551.1	1,385.9
Effect of foreign currency translation	(285.3)	249.5	15.4	(50.1)	47.5	9.8
Consolidated reported GAAP	$14,187.8	$12,733.1	$11,790.2	$1,562.5	$1,598.6	$1,395.7

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

Geographic Information

Long-lived assets, which includes property, plant and equipment and right of use assets, at public exchange rates by geographic region were as follows:

	Long-Lived Assets, net

(millions)	2022	2021
United States	$2,508.9	$2,416.4
Europe	574.3	580.7
Asia Pacific	210.3	237.1
Greater China	176.6	186.4
Latin America	146.5	137.9
India, Middle East and Africa	64.1	60.2
Canada	60.9	66.5
Total	$3,741.6	$3,685.2

Geographic data for long-lived assets is based on physical location of those assets. Refer to Note 18 for net sales by geographic region.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(millions, except per share)	Quarter	Quarter	Quarter	Quarter	Year
2022
Net sales	$3,266.7	$3,580.6	$3,669.3	$3,671.2	$14,187.8
Operating expenses
Cost of sales (a)	2,073.4	2,211.1	2,291.6	2,254.9	8,831.0
Selling, general and administrative expenses	914.7	940.1	876.9	922.1	3,653.8
Special (gains) and charges	24.1	3.6	17.8	95.0	140.5
Operating income	254.5	425.8	483.0	399.2	1,562.5
Other (income) expense (b)	(18.8)	(19.5)	5.7	8.1	(24.5)
Interest expense, net	53.0	56.0	65.1	69.5	243.6
Income before income taxes	220.3	389.3	412.2	321.6	1,343.4
Provision for income taxes	45.6	76.6	60.2	52.1	234.5
Net income including noncontrolling interest	174.7	312.7	352.0	269.5	1,108.9
Net income attributable to noncontrolling interest	2.8	4.4	4.9	5.1	17.2
Net income attributable to Ecolab	$171.9	$308.3	$347.1	$264.4	$1,091.7

Earnings attributable to Ecolab per common share
Basic	$ 0.60	$ 1.08	$ 1.22	$ 0.93	$ 3.83
Diluted	$ 0.60	$ 1.08	$ 1.21	$ 0.93	$ 3.81

Weighted-average common shares outstanding
Basic	286.2	285.1	284.9	284.6	285.2
Diluted	288.1	286.6	286.3	285.8	286.6

2021
Net sales	$2,885.0	$3,162.7	$3,320.8	$3,364.6	$12,733.1
Operating expenses
Cost of sales (a)	1,712.0	1,844.0	2,016.7	2,043.1	7,615.8
Selling, general and administrative expenses	862.9	853.3	832.0	867.9	3,416.1
Special (gains) and charges	12.8	17.6	6.3	65.9	102.6
Operating income	297.3	447.8	465.8	387.7	1,598.6
Other (income) expense (b)	(17.0)	2.5	(13.0)	(6.4)	(33.9)
Interest expense, net (c)	51.7	45.6	76.4	44.6	218.3
Income before income taxes	262.6	399.7	402.4	349.5	1,414.2
Provision for income taxes	66.1	86.1	73.8	44.2	270.2
Net income including noncontrolling interest	196.5	313.6	328.6	305.3	1,144.0
Net income attributable to noncontrolling interest	2.9	2.8	4.1	4.3	14.1
Net income attributable to Ecolab	$193.6	$310.8	$324.5	$301.0	$1,129.9

Earnings attributable to Ecolab per common share
Basic	$ 0.68	$ 1.09	$ 1.13	$ 1.05	$ 3.95
Diluted	$ 0.67	$ 1.08	$ 1.12	$ 1.04	$ 3.91

Weighted-average common shares outstanding
Basic	286.0	286.0	286.4	286.7	286.3
Diluted	288.8	288.8	289.2	289.5	289.1

Per share amounts do not necessarily sum due to changes in the calculation of shares outstanding for each discrete period and rounding. Gross profit is calculated as net sales minus cost of sales.

(a)	Cost of sales includes special charges of $52.9, $1.7, $7.1 and $8.2 in Q1, Q2, Q3 and Q4 of 2022, respectively, and $19.6, $3.7, $52.9 and $17.7 in Q1, Q2, Q3 and Q4 of 2021, respectively.
(b)	Other (income) expense includes special charges of $24.8 and $25.8 in Q3 and Q4 of 2022, respectively, and $19.6, $7.0 and $10.6 in Q2, Q3 and Q4 of 2021, respectively.
(c)	Interest expense, net includes special charges of $32.3 and $0.8 in Q3 and Q4 of 2021, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Refer to page 50 of this Annual Report for “Management’s Report on Internal Control Over Financial Reporting.”

Report of Registered Public Accounting Firm

Refer to page 51 of this Annual Report for the “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.

During the period October 1 - December 31, 2022 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our directors is incorporated by reference from the discussion under the heading “Proposal 1: Election of Directors” located in the Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Corporate Governance,” and sub-headings “Board Committees” and “Audit Committee,” located in the Proxy Statement. Information about our Code of Conduct is incorporated by reference from the discussion under the heading “Corporate Governance” located in the Proxy Statement. Information regarding our executive officers is presented under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference:

●	Director Compensation for 2022
●	Compensation Risk Analysis
●	Compensation & Human Capital Management Committee Interlocks and Insider Participation
●	Compensation & Human Capital Management Committee Report
●	Compensation Discussion and Analysis
●	Summary Compensation Table for 2022
●	Grants of Plan-Based Awards for 2022
●	Outstanding Equity Awards at Fiscal Year End for 2022
●	Option Exercises and Stock Vested for 2022
●	Pension Benefits for 2022
●	Non-Qualified Deferred Compensation for 2022
●	Potential Payments Upon Termination or Change in Control
●	Pay Ratio Disclosure

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

A total of 286,521 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2022 which are actually issued and outstanding.

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

(4.3)

Second Supplemental Indenture, dated December 8, 2011, between Ecolab Inc., Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (as successor in interest to J.P. Morgan Trust Company, N.A. and Bank One, N.A.), as original trustee.

Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated December 5, 2011. (File No. 001-9328)

(4.4)	Form of 5.500% Notes due 2041.	Included in Exhibit (4.3) above.

(4.5)	Indenture, dated January 12, 2015, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit 4.1 of our Form 8-K, dated January 15, 2015. (File No. 001-9328)

(4.6)

Second Supplemental Indenture, dated July 8, 2015, by and among Ecolab Inc., Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as transfer agent and registrar.

Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated July 8, 2015. (File No. 001-9328)

(4.7)	Form of 2.625% Euro Notes due 2025.	Included in Exhibit (4.6) above.

(4.8)	Fourth Supplemental Indenture, dated October 18, 2016, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated October 13, 2016. (File No. 001-9328)

(4.9)	Forms of 2.700% Notes due 2026 and 3.700% Notes due 2046.	Included in Exhibit (4.8) above.

(4.10)

Fifth Supplemental Indenture, dated December 8, 2016, by and among Ecolab Inc., Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as transfer agent and registrar.

Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated December 1, 2016. (File No. 001-9328)

(4.11)	Form of 1.000% Euro Notes due 2024.	Included in Exhibit (4.10) above.

(4.12)	Seventh Supplemental Indenture, dated November 27, 2017, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated November 30, 2017. (File No. 001-9328)

(4.13)	Form of 3.250% Notes due 2027.	Included in Exhibit (4.12) above.

(4.14)	Form of 3.950% Notes due 2047.	Included in Exhibit (4.12) above.

(4.15)	Eighth Supplemental Indenture, dated March 24, 2020, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on March 24, 2020. (File No. 001-9328)

(4.16)	Form of 4.800% Notes due 2030.	Included in Exhibit (4.15) above.

Exhibit No.:	Document:	Method of Filing:

(4.17)	Ninth Supplemental Indenture, dated August 13, 2020, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed by Ecolab Inc. on August 13, 2020. (File No. 001-9328)

(4.18)	Form of 1.300% Notes due 2031.	Included in Exhibit (4.17) above.

(4.19)	Form of 2.125% Notes due 2050.	Included in Exhibit (4.17) above.

(4.20)	Tenth Supplemental Indenture, dated August 18, 2021, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on August 19, 2021. (File No. 001-9328)

(4.21)	Form of 2.750% Notes due 2055.	Included in Exhibit (4.20) above.

(4.22)	Eleventh Supplemental Indenture, dated December 15, 2021, between Ecolab Inc. and Computershare Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed by Ecolab Inc. on December 15, 2021. (File No. 001-9328)

(4.23)	Form of 0.900% Notes due 2023.	Included in Exhibit (4.22) above.

(4.24)	Form of 1.650% Notes due 2027.	Included in Exhibit (4.22) above.

(4.25)	Form of 2.125% Notes due 2032.	Included in Exhibit (4.22) above.

(4.26)	Form of 2.700% Notes due 2051.	Included in Exhibit (4.22) above.

(4.27)	Twelfth Supplemental Indenture, dated as of November 17, 2022, between Ecolab Inc. and Computershare Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed by Ecolab Inc. on November 17, 2022. (File No. 001 9328)

(4.28)	Form of 5.250% Notes due 2028.	Included in Exhibit (4.27) above.

(4.29)	Description of Securities.	Incorporated by reference to Exhibit (4.20) of our Form 10-K Annual Report for the year ended December 31, 2019. (File No. 001-9328)

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

Incorporated by reference to Exhibit (10.1)(a) of our Form 10 Q for the quarter ended September 30, 2017. (File No. 001-9328)

			(c)	Corporate Commercial Paper – Master Note, dated June 7, 2021, together with annex thereto.	Incorporated by reference to Exhibit (10.3)(ii) of our Form 10 Q for the quarter ended June 30, 2021. (File No. 001-9328)

(10.3)	†	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2013.		Incorporated by reference to Exhibit (10.6) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328)

Exhibit No.:		Document:		Method of Filing:

	†	(ii)	Declaration of Amendment, dated May 5, 2016, to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 10-Q for the quarter ended June 30, 2016. (File No. 001-9328)

	†	(iii)	Master Agreement Relating to Periodic Options, as amended, effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

	†	(iv)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended, effective as of May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008. (File No. 001-9328)

(10.4)	†	Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors.		Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003. (File No. 001-9328)

(10.5)	†	(i)	Ecolab Executive Death Benefits Plan, as amended and restated, effective as of March 1, 1994.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10.12) hereof. (File No. 001-9328)

	†	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective as of July 1, 1997.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)

	†	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective as of March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)

	†	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective as of August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K, dated December 13, 2005. (File No. 001-9328)

	†	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective as of January 1, 2005.	Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009. (File No. 001-9328)

	†	(vi)	Amendment No. 5 to the Ecolab Executive Death Benefits Plan, effective as of May 6, 2015.	Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended June 30, 2015. (File No. 001-9328)

	†	(vii)	Amendment No. 6 to the Ecolab Executive Death Benefits Plan, effective as of June 23, 2017.	Incorporated by reference to Exhibit 10.1(vii) of Ecolab’s Form 8-K dated June 23, 2017. (File No. 001-9328)

(10.6)	†	(i)	Ecolab Executive Long-Term Disability Plan, as amended and restated, effective as of January 1, 1994.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10.12) hereof. (File No. 001-9328).

	†	(ii)	Amendment No. 1 to the Ecolab Executive Long-Term Disability Plan, effective as of August 21, 2015.	Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2015. (File No. 001-9328)

(10.7)	†	(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.7)(i) of our Form 10-K Annual Report for the year ended December 31, 2021. (File No. 001 9328).

(10.8)	†	(i)	Ecolab Mirror Savings Plan, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.8)(i) of our Form 10-K Annual Report for the year ended December 31, 2021. (File No. 001 9328).

Exhibit No.:		Document:		Method of Filing:

(10.9)	†	(i)	Ecolab Mirror Pension Plan, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.9)(i) of our Form 10-K Annual Report for the year ended December 31, 2021. (File No. 001 9328).

(10.10)	†	(i)	Ecolab Inc. Administrative Document for Non-Qualified Plans, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.10)(i) of our Form 10-K Annual Report for the year ended December 31, 2021. (File No. 001 9328).

(10.11)	†	(i)	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated, effective as of February 26, 2010.	Incorporated by reference to Exhibit (10) of our Form 8-K, dated February 26, 2010. (File No. 001-9328)

	†	(ii)	Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy, as amended and restated, effective as of February 26, 2010.	Incorporated by reference to Exhibit (10.18)(ii) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(10.12)	†	Description of Ecolab Management Incentive Plan.		Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2015. (File No. 001-9328)

(10.13)	†	(i)	Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated May 2, 2013. (File No. 001-9328)

	†	(ii)	Declaration of Amendment, effective as of February 22, 2019, to Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Incorporated by reference to Exhibit (10.3) of our Form 10-Q, dated May 2, 2019. (File No. 001-9328)

	†	(iii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted May 6, 2010.	Incorporated by reference to Exhibit (10)B of our Form 8-K, dated May 6, 2010. (File No. 001-9328)

	†	(iv)	Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted May 6, 2010.	Incorporated by reference to Exhibit (10)C of our Form 8-K, dated May 6, 2010. (File No. 001-9328)

	†	(v)	Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted August 4, 2010.	Incorporated by reference to Exhibit (10)A of our Form 10-Q, for the quarter ended September 30, 2010. (File No. 001-9328)

	†	(vi)	Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 3, 2019.	Incorporated by reference to Exhibit (10.15)(ix) of our Form 10-K Annual Report for the year ended December 31, 2019. (File No. 001-9328)

	†	(vii)	Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 3, 2020.	Incorporated by reference to Exhibit (10.13)(ix) of our Form 10-K Annual Report for the year ended December 31, 2020. (File No. 001-9328)

	†	(viii)	Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 1, 2021.	Incorporated by reference to Exhibit (10.13)(ix) of our Form 10-K Annual Report for the year ended December 31, 2021. (File No. 001 9328).

(10.14)	†	Policy on Reimbursement of Incentive Payments, as amended February 22, 2019.		Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2018. (File No. 001-9328)

(10.15)	†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.		Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005. (File No. 001-32342)

Exhibit No.:		Document:	Method of Filing:

(10.16)	†	Employment Transition Severance Agreement, dated November 16, 2022 between Ecolab Inc. and Timothy Mulhere.	Filed herewith electronically.

(21.1)		List of Subsidiaries.	Filed herewith electronically.

(23.1)		Consent of Independent Registered Public Accounting Firm.	Filed herewith electronically.

(24.1)		Powers of Attorney.	Filed herewith electronically.

(31.1)		Rule 13a-14(a) CEO Certification.	Filed herewith electronically.

(31.2)		Rule 13a-14(a) CFO Certification.	Filed herewith electronically.

(32.1)		Section 1350 CEO and CFO Certifications.	Filed herewith electronically.

(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.

(101.SCH)		Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.

(101.CAL)		Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.

(101.DEF)		Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.

(101.LAB)		Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.

(101.PRE)		Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.

(104)		Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

† This exhibit is an executive compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2023.

ECOLAB INC.
(Registrant)

By:	/s/ Christophe Beck
Christophe Beck
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 24th day of February, 2023.

/s/ Christophe Beck	Chairman and Chief Executive Officer
Christophe Beck	(Principal Executive Officer and Director)

/s/ Scott D. Kirkland	Chief Financial Officer
Scott D. Kirkland	(Principal Financial Officer)

/s/ Jennifer J. Bradway	Senior Vice President and Corporate Controller
Jennifer J. Bradway	(duly authorized officer and Principal Accounting Officer)

/s/ Lanesha T. Minnix	Directors
Lanesha T. Minnix

as attorney-in-fact for:

Shari L. Ballard, Barbara J. Beck, Jeffrey M. Ettinger, Eric M. Green, Arthur J. Higgins, Michael Larson, David W. MacLennan, Tracy B. McKibben, Lionel L. Nowell, III, Victoria J. Reich, Suzanne M. Vautrinot and John J. Zillmer