Form 10-Q
period 2023-03-31
ECOLAB INC.
filed 2023-05-04
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of March 31, 2023: 284,720,960 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions, except per share amounts)	2023	2022

Product and equipment sales	$2,876.3	$2,624.1
Service and lease sales	695.3	642.6
Net sales	3,571.6	3,266.7
Product and equipment cost of sales	1,798.3	1,695.6
Service and lease cost of sales	406.9	377.8
Cost of sales (including special charges (a))	2,205.2	2,073.4
Selling, general and administrative expenses	990.3	914.7
Special (gains) and charges	24.5	24.1
Operating income	351.6	254.5
Other (income) expense	(13.1)	(18.8)
Interest expense, net	74.2	53.0
Income before income taxes	290.5	220.3
Provision for income taxes	52.4	45.6
Net income including noncontrolling interest	238.1	174.7
Net income attributable to noncontrolling interest	4.7	2.8
Net income attributable to Ecolab	$233.4	$171.9

Earnings attributable to Ecolab per common share
Basic	$0.82	$0.60
Diluted	$0.82	$0.60

Weighted-average common shares outstanding
Basic	284.6	286.2
Diluted	285.9	288.1

(a)	Cost of sales includes special (gains) and charges of $3.2 and $52.9 in the first quarter of 2023 and 2022, respectively, which is recorded in product and equipment cost of sales and service and lease cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions)	2023	2022

Net income including noncontrolling interest	$238.1	$174.7

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	11.1	42.2
(Loss) gain on net investment hedges	(16.7)	18.9
Total foreign currency translation adjustments	(5.6)	61.1

Derivatives and hedging instruments	(4.7)	(4.6)

Pension and postretirement benefits	0.2	13.7

Subtotal	(10.1)	70.2

Total comprehensive income, including noncontrolling interest	228.0	244.9
Comprehensive income attributable to noncontrolling interest	5.2	1.8
Comprehensive income attributable to Ecolab	$222.8	$243.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
(millions, except per share amounts)	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$419.4	$598.6
Accounts receivable, net	2,667.8	2,698.1
Inventories	1,727.3	1,792.8
Other current assets	458.3	404.7
Total current assets	5,272.8	5,494.2
Property, plant and equipment, net	3,312.7	3,293.4
Goodwill	8,062.2	8,012.7
Other intangible assets, net	3,616.8	3,680.7
Operating lease assets	430.6	448.2
Other assets	556.4	535.1
Total assets	$21,251.5	$21,464.3

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$1,118.1	$505.1
Accounts payable	1,469.9	1,728.2
Compensation and benefits	450.2	493.6
Income taxes	171.6	197.6
Other current liabilities	1,279.8	1,285.9
Total current liabilities	4,489.6	4,210.4
Long-term debt	7,521.7	8,075.3
Pension and postretirement benefits	665.5	670.3
Deferred income taxes	496.1	505.6
Operating lease liabilities	323.4	337.8
Other liabilities	390.2	406.3
Total liabilities	13,886.5	14,205.7
Commitments and contingencies (Note 16)

Equity (a)
Common stock	365.0	364.7
Additional paid-in capital	6,626.5	6,580.2
Retained earnings	9,401.3	9,318.8
Accumulated other comprehensive loss	(1,737.2)	(1,726.6)
Treasury stock	(7,311.4)	(7,301.0)
Total Ecolab shareholders’ equity	7,344.2	7,236.1
Noncontrolling interest	20.8	22.5
Total equity	7,365.0	7,258.6
Total liabilities and equity	$21,251.5	$21,464.3

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 284.7 shares outstanding as of March 31, 2023 and 284.5 shares outstanding as of December 31, 2022. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	March 31
(millions)	2023	2022

OPERATING ACTIVITIES
Net income including noncontrolling interest	$238.1	$174.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	158.7	155.2
Amortization	75.6	79.5
Deferred income taxes	(18.0)	(15.7)
Share-based compensation expense	31.4	28.2
Pension and postretirement plan contributions	(14.6)	(17.3)
Pension and postretirement plan (income) expense, net	2.6	(0.8)
Restructuring charges, net of cash paid	(27.3)	(9.0)
Other, net	2.3	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	41.0	(29.6)
Inventories	70.6	(94.8)
Other assets	3.5	(127.2)
Accounts payable	(268.5)	25.5
Other liabilities	(97.2)	1.4
Cash provided by operating activities	198.2	170.1

INVESTING ACTIVITIES
Capital expenditures	(173.7)	(148.7)
Property and other assets sold	4.8	0.3
Other, net	(20.5)	19.2
Cash used for investing activities	(189.4)	(129.2)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	5.5	82.1
Reacquired shares	(10.6)	(262.1)
Dividends paid	(157.7)	(154.0)
Exercise of employee stock options	15.5	9.2
Hedge settlements	(18.4)	-
Other, net	(0.7)	19.5
Cash used for financing activities	(166.4)	(305.3)

Effect of exchange rate changes on cash and cash equivalents	(21.6)	3.9

Decrease in cash and cash equivalents	(179.2)	(260.5)
Cash and cash equivalents, beginning of period	598.6	359.9
Cash and cash equivalents, end of period	$419.4	$99.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	First Quarter Ended March 31, 2023 and 2022
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2021	$364.1	$6,464.6	$8,814.5	($1,634.8)	($6,784.2)	$7,224.2	$28.9	$7,253.1

Net income			171.9			171.9	2.8	174.7
Other comprehensive income (loss)				71.2		71.2	(1.0)	70.2
Cash dividends declared (a)			(146.0)			(146.0)	(7.8)	(153.8)
Fair value adjustment of prior acquisition						-	0.6	0.6
Stock options and awards	0.4	36.9			0.1	37.4		37.4
Reacquired shares					(277.1)	(277.1)		(277.1)
Balance, March 31, 2022	$364.5	$6,501.5	$8,840.4	($1,563.6)	($7,061.2)	$7,081.6	$23.5	$7,105.1

Balance, December 31, 2022	$364.7	$6,580.2	$9,318.8	($1,726.6)	($7,301.0)	$7,236.1	$22.5	$7,258.6

Net income			233.4			233.4	4.7	238.1
Other comprehensive income (loss)				(10.6)		(10.6)	0.5	(10.1)
Cash dividends declared (a)			(150.9)			(150.9)	(6.9)	(157.8)
Stock options and awards	0.3	46.3			0.2	46.8		46.8
Reacquired shares					(10.6)	(10.6)		(10.6)
Balance, March 31, 2023	$365.0	$6,626.5	$9,401.3	($1,737.2)	($7,311.4)	$7,344.2	$20.8	$7,365.0

(a)	Dividends declared per common share were $0.53 and $0.51 in the first quarter of 2023 and 2022, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the first quarter ended March 31, 2023 and 2022 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2022 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2023.

With respect to the unaudited financial information of the Company for the first quarter ended March 31, 2023 and 2022 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated May 4, 2023 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	First Quarter Ended
	March 31
(millions)	2023	2022
Cost of sales
Restructuring activities	$3.2	$2.6
Acquisition and integration activities	-	27.6
Russia/Ukraine	-	6.4
Other	-	16.3
Cost of sales subtotal	3.2	52.9

Special (gains) and charges
Restructuring activities	12.6	0.8
Acquisition and integration activities	5.0	7.5
Russia/Ukraine	0.3	11.6
Other	6.6	4.2
Special (gains) and charges subtotal	24.5	24.1

Total special (gains) and charges	$27.7	$77.0

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring activities

Restructuring activities are primarily related to the Combined Program, Institutional Advancement Program, Accelerate 2020 and other immaterial restructuring programs which are described below. These activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

Combined Program

In November 2022 the Company approved a Europe cost savings program. In connection with these actions, the Company expected to incur pre-tax charges of $130 million ($110 million after tax). In February 2023, the Company expanded its previously announced Europe cost savings program to focus on its Institutional and Healthcare businesses in other regions. In connection with the expanded program (“Combined Program”), the Company now expects to incur total pre-tax charges of $195 million ($150 million after tax). The Company expects that these restructuring charges will be completed by 2024. Program actions include headcount reductions from terminations, not filling certain open positions, and facility closures. The Combined Program charges are expected to be primarily cash expenditures related to severance and asset disposals.

In anticipation of this Combined Program, a limited number of actions were taken in the fourth quarter of 2022. As a result, the Company reclassified $19.3 million ($14.5 million after tax) from other restructuring to the Combined Program in the first quarter of 2023.

During the first quarter of 2023 the Company recorded total restructuring charges of $13.4 million ($10.2 million after tax) primarily related to severance. The net liability related to the Combined Program was $56.3 million and $62.0 million as of March 31, 2023 and December 31, 2022, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Combined Program since inception of the underlying actions includes the following items:

	Employee	Asset
(millions)	Costs	Disposals	Total
2022 Activity
Recorded expense and accrual	$67.2	$-	$67.2
Net cash payments	(5.2)	-	(5.2)
Net restructuring liability, December 31, 2022	62.0	-	62.0

2023 Activity
Recorded expense and accrual	11.4	2.0	13.4
Net cash payments	(36.4)	-	(36.4)
Non-cash charges	-	(2.0)	(2.0)
Reclassification	19.3	-	19.3
Net restructuring liability, March 31, 2023	$56.3	$-	$56.3

Institutional Advancement Program

The Company approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance the Company’s Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging the Company’s ongoing investments in digital technology. In February 2021, the Company expanded the Institutional Plan, and expect that these restructuring charges will be completed by 2023, with total anticipated costs of $70 million ($55 million after tax). The remaining costs are expected to be primarily non-cash costs related to equipment disposals. Actual costs may vary from these estimates depending on actions taken.

During the first quarter of 2023 and 2022, the Company recorded restructuring charges of $2.4 million ($1.8 million after tax) and $1.4 million ($1.0 million after tax), respectively, primarily related to disposals of equipment. The Company has recorded $56.5 million ($43.2 million after tax) of cumulative restructuring charges under the Institutional Plan. Net cash payments were $2.4 million and non-cash net charges were $1.7 million for the first quarter of 2023. The liability related to the Institutional Plan was $0.2 million and $1.9 million as of March 31, 2023 and December 31, 2022.

Accelerate 2020

During 2018, the Company formally commenced a restructuring plan Accelerate 2020 (“the A2020 Plan”), to leverage technology and system investments and organizational changes. The goals of the Plan were to further simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. The restructuring activities were completed at the end of 2022, with total costs of $254.4 million ($198.4 million after tax).

Net cash payments were $4.1 million for the first quarter of 2023. The liability related to the Plan was $14.0 million and $18.1 million as of the March 31, 2023 and December 31, 2022, respectively. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities.

Other Restructuring Activities

During the first quarter of 2022, the Company recorded restructuring charges of $1.7 million ($1.3 million after tax) related to other immaterial restructuring activity.

The restructuring liability balance for all other restructuring plans excluding Combined Program, the A2020 Plan and the Institutional Plan were $3.7 million and $23.2 million as of March 31, 2023 and December 31, 2022, respectively. The decrease in liability was driven primarily by the reclass of $19.3 million from other restructuring to the Combined Program in the first quarter of 2023. Cash payments during the first quarter of 2023 related to all other restructuring plans excluding the Combined Program, the A2020 Plan and the Institutional Plan were $0.2 million.

Acquisition and integration related costs

Acquisition and integration related costs reported in product and equipment cost of sales on the Consolidated Statements of Income in the first quarter of 2022 include $27.6 million ($21.4 million after tax) related primarily to the recognition of fair value step-up in the Purolite Corporation (“Purolite”) inventory.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $5.0 million ($3.7 million after tax) and $7.5 million ($5.5 million after tax) during the first quarter of 2023 and 2022, respectively. Charges are integration related costs primarily related to the Purolite acquisition.

Further information related to the Company’s acquisitions is included in Note 3.

Russia/Ukraine

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, the Company has made the determination that it will limit its Russian business to operations that are essential to life, providing minimal support for its healthcare, life sciences, food and beverage and certain water businesses. The Company recorded charges of $0.3 million ($0.3 million after tax) and $18.0 million ($19.0 million after tax) in the first quarter of 2023 and 2022, respectively, primarily related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other special charges of $6.6 million ($5.1 million after tax) recorded in the first quarter of 2023 relate primarily to certain legal charges, which are recorded in special (gains) and charges on the Consolidated Statements of Income.

Other special charges of $20.5 million ($15.3 million after tax) recorded in the first quarter of 2022 relate primarily to COVID-19 related inventory charges and certain legal charges, which are recorded in product and equipment cost of sales and special (gains) and charges on the Consolidated Statements of Income.

3. ACQUISITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheets based on estimates of the fair value of assets acquired, liabilities assumed and noncontrolling interests acquired as of the acquisition date. Goodwill is recognized in the amount that the purchase consideration paid exceeds the fair value of the net assets acquired. Purchase consideration includes both cash paid and the fair value of noncash consideration exchanged, including stock and/or contingent consideration exchanged, and is reduced by the amount of cash or cash equivalents acquired. No acquisitions occurred during the first quarter of 2023 or 2022.

During the first quarter of 2022, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting on its 2021 acquisitions. As a result of these purchase accounting adjustments, the acquisition related liabilities increased by $2.2 million, intangible assets decreased by $5.6 million and goodwill recognized from those acquisition increased by $7.8 million.

4. BALANCE SHEETS INFORMATION

	March 31	December 31
(millions)	2023	2022
Accounts receivable, net
Accounts receivable	$2,804.9	$2,829.0
Allowance for expected credit losses and other accruals	(137.1)	(130.9)
Total	$2,667.8	$2,698.1

Inventories
Finished goods	$1,086.8	$1,122.7
Raw materials and parts	870.3	849.2
Inventories at FIFO cost	1,957.1	1,971.9
FIFO cost to LIFO cost difference	(229.8)	(179.1)
Total	$1,727.3	$1,792.8

Other current assets
Prepaid assets	$150.7	$123.9
Taxes receivable	205.7	184.1
Derivative assets	47.7	57.5
Other	54.2	39.2
Total	$458.3	$404.7

Property, plant and equipment, net
Land	$162.0	$161.3
Buildings and leasehold improvements	1,142.3	1,126.9
Machinery and equipment	2,047.2	1,966.3
Merchandising and customer equipment	2,693.1	2,635.5
Capitalized software	985.2	962.1
Construction in progress	358.5	403.8
	7,388.3	7,255.9
Accumulated depreciation	(4,075.6)	(3,962.5)
Total	$3,312.7	$3,293.4

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,312.4	3,292.8
Patents	499.4	497.0
Trademarks	405.3	404.0
Other technologies	520.2	518.8
	4,737.3	4,712.6
Accumulated amortization
Customer relationships	(1,645.1)	(1,581.7)
Patents	(300.2)	(292.3)
Trademarks	(210.4)	(202.5)
Other technologies	(194.8)	(185.4)
	(2,350.5)	(2,261.9)
Net intangible assets subject to amortization	2,386.8	2,450.7
Total	$3,616.8	$3,680.7

Other assets
Deferred income taxes	$113.2	$108.1
Pension	122.2	118.4
Derivative asset	43.3	44.5
Other	277.7	264.1
Total	$556.4	$535.1

	March 31	December 31
(millions)	2023	2022
Other current liabilities
Discounts and rebates	$366.6	$357.8
Dividends payable	150.9	150.8
Interest payable	68.7	58.7
Taxes payable, other than income	165.8	162.9
Derivative liabilities	20.5	21.9
Restructuring	82.1	100.6
Contract liability	107.5	116.5
Operating lease liabilities	103.5	108.3
Other	214.2	208.4
Total	$1,279.8	$1,285.9

Accumulated other comprehensive income (loss)
Unrealized (loss) gain on derivative financial instruments, net of tax	($1.0)	$3.7
Unrecognized pension and postretirement benefit expense, net of tax	(467.2)	(467.4)
Cumulative translation, net of tax	(1,269.0)	(1,262.9)
Total	($1,737.2)	($1,726.6)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of March 31, 2023 and December 31, 2022.

	March 31	December 31
(millions)	2023	2022
Short-term debt
Commercial paper	$-	$-
Notes payable	9.2	3.7
Long-term debt, current maturities	1,108.9	501.4
Total	$1,118.1	$505.1

Lines of Credit

As of March 31, 2023, the Company has a $2.0 billion multi-year revolving credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either March 31, 2023 or December 31, 2022.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. program as of March 31, 2023 and as of December 31, 2022.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of March 31, 2023 and December 31, 2022, the Company had $9.2 million and $3.7 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of March 31, 2023 and December 31, 2022.

	Maturity	March 31	December 31
(millions)	by Year	2023	2022

Long-term debt
Public notes (2023 principal amount)
Two year 2021 senior notes ($500 million)	2023	$499.0	$498.7
Seven year 2016 senior notes (€575 million)	2024	607.1	596.9
Ten year 2015 senior notes (€575 million)	2025	606.7	596.7
Ten year 2016 senior notes ($750 million)	2026	726.8	721.1
Ten year 2017 senior notes ($500 million)	2027	447.7	433.9
Six Year 2021 senior notes ($500 million)	2027	496.7	496.5
Five Year 2022 senior notes ($500 million)	2028	493.1	492.7
Ten year 2020 senior notes ($698 million)	2030	659.4	653.5
Ten year 2020 senior notes ($600 million)	2031	561.2	555.2
Eleven year 2021 senior notes ($650 million)	2032	644.7	644.6
Thirty year 2011 senior notes ($389 million)	2041	384.6	384.5
Thirty year 2016 senior notes ($200 million)	2046	197.3	197.3
Thirty year 2017 senior notes ($484 million)	2047	425.8	425.5
Thirty year 2020 senior notes ($500 million)	2050	490.8	490.7
Thirty year 2021 senior notes ($850 million)	2051	839.0	838.9
Thirty-four year 2021 senior notes ($685 million)	2055	537.7	537.2
Finance lease obligations and other		13.0	12.8
Total debt		8,630.6	8,576.7
Long-term debt, current maturities		(1,108.9)	(501.4)
Total long-term debt		$7,521.7	$8,075.3

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

Covenants

The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of March 31, 2023.

Net Interest Expense

Interest expense and interest income recognized during the first quarter of 2023 and 2022 were as follows:

	First Quarter Ended
	March 31
(millions)	2023	2022
Interest expense	$80.1	$55.1
Interest income	(5.9)	(2.1)
Interest expense, net	$74.2	$53.0

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings, including the impact of the Company’s interest rate swap agreements. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

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

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the first quarter ended March 31, 2023 were as follows:

		Global	Global
	Global	Institutional	Healthcare &
(millions)	Industrial	& Specialty	Life Sciences	Other	Total
December 31, 2022	$4,081.8	$567.6	$3,125.4	$237.9	$8,012.7
Effect of foreign currency translation	30.7	1.5	16.4	0.9	49.5
March 31, 2023	$4,112.5	$569.1	$3,141.8	$238.8	$8,062.2

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. Based on the ongoing performance of the Company’s reporting units associated with the Nalco trade name, an interim indefinite life intangible asset impairment assessment was not performed during the first quarter of 2023. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technologies primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the first quarter of 2023 and 2022 was $75.6 million and $79.5 million, respectively. Amortization expense related to intangible assets for the remaining nine-month period of 2023 is expected to be approximately $223 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	March 31, 2023
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$81.2	$-	$81.2	$-
Cross-currency swap derivative contracts	56.8	-	56.8	-

Liabilities
Foreign currency forward contracts	54.1	-	54.1	-
Interest rate swap agreements	152.3	-	152.3	-
Cross-currency swap derivative contracts	16.2	-	16.2	-

	December 31, 2022
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$118.9	$-	$118.9	$-
Cross-currency swap derivative contracts	58.7	-	58.7	-

Liabilities
Foreign currency forward contracts	83.3	-	83.3	-
Interest rate swap agreements	181.4	-	181.4	-
Cross-currency swap derivative contracts	14.5	-	14.5	-

The carrying value of foreign currency forward contracts is at fair value, which are determined based on foreign currency exchange rates as of the balance sheet date and are classified within Level 2. The carrying value of interest rate swap agreements are at fair value, which are determined based on current forward interest rates as of the balance sheet date and are classified within Level 2. The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Euro. The carrying value of the cross-currency swap derivative contracts are at fair value, which are determined based on the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs as of the balance sheet date and are classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives is included within Note 8.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$8,630.6	$7,837.2	$8,576.7	$7,643.6

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	March 31	December 31	March 31	December 31
(millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments
Foreign currency forward contracts	$59.9	$78.6	$5.6	$9.2
Interest rate swap agreements	-	-	152.3	181.4
Cross-currency swap derivative contracts	56.8	58.7	16.2	14.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	21.3	40.3	48.5	74.1
Gross value of derivatives	138.0	177.6	222.6	279.2

Gross amounts offset in the Consolidated Balance Sheets	(47.0)	(75.6)	(47.0)	(75.6)
Net value of derivatives	$91.0	$102.0	$175.6	$203.6

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	March 31	December 31
(millions)	2023	2022

Foreign currency forward contracts	$4,033	$5,745
Interest rate swap agreements	1,500	1,500
Cross-currency swap derivative contracts	677	650

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

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	First Quarter Ended		First Quarter Ended
Line item in which the hedged item is included	March 31		March 31
(millions)	2023	2022	2023	2022
Long-term debt	$1,348.9	$1,167.7	($153.4)	($80.2)

Net Investment Hedges

The Company designates its outstanding €1,150 million ($1,214 million at the end of the first quarter of 2023) senior notes (“Euronotes”) and related accrued interest as hedges of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

The Company entered into a series of cross-currency swap derivative contracts maturing in 2030. The cross-currency swap derivative contracts are designated as net investment hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of March 31, 2023, the Company had €625 million ($677 million) cross-currency swap derivative contracts outstanding as hedges of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	First Quarter Ended
	March 31
(millions)	2023	2022
Revaluation (loss) gain, net of tax:
Euronotes	($15.1)	$10.3
Cross-currency swap derivative contracts	(1.6)	8.6
Total revaluation (loss) gain, net of tax	($16.7)	$18.9

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	First Quarter Ended
	March 31
	2023			2022
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$5.3	($6.0)	$-	$-	$13.9	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	2.0	-	-	3.8
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(0.5)	-	-	(0.6)

(Loss) gain on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of (loss) gain recognized in income	-	(24.6)	-	-	14.2	-
Total gain (loss) of all derivative instruments	$5.3	($30.6)	$1.5	$-	$28.1	$3.2

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	First Quarter Ended
	March 31
(millions)	2023	2022
Derivative and Hedging Instruments
Unrealized (loss) gain on derivative and hedging instruments
Amount recognized in AOCI	($5.1)	$10.7
(Gain) loss reclassified from AOCI into income
COS	(5.3)	-
SG&A	6.0	(13.9)
Interest (income) expense, net	(1.5)	(3.2)
	(0.8)	(17.1)
Other activity	0.1	-
Tax impact	1.1	1.8
Net of tax	($4.7)	($4.6)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Settlement charge	$0.6	$0.9
Amortization of losses and prior period service credits, net	1.6	14.9
	2.2	15.8
Other activity	(1.6)	1.1
Tax impact	(0.4)	(3.2)
Net of tax	$0.2	$13.7

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	First Quarter Ended
	March 31
	2023	2022
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	($0.6)	($12.9)

Pension and postretirement benefits amortization of losses and prior period service
credits, net and settlement charge, reclassified from AOCI into income, net of tax	0.2	13.7

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015 and November 2022, the Company’s Board of Directors authorized the repurchase of up to 20,000,000 and 10,000,000, respectively, additional shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of March 31, 2023, 12,917,097 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first quarter of 2023, the Company reacquired 66,862 shares of its common stock related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2023	2022

Net income attributable to Ecolab	$233.4	$171.9

Weighted-average common shares outstanding
Basic	284.6	286.2
Effect of dilutive stock options and units	1.3	1.9
Diluted	285.9	288.1

Earnings attributable to Ecolab per common share
Basic EPS	$0.82	$0.60
Diluted EPS	$0.82	$0.60

Anti-dilutive securities excluded from the computation of diluted EPS	4.6	2.6

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 18.0% and 20.7% for the first quarter of 2023 and 2022, respectively. The change in the Company’s tax rate for the first quarter of 2023 compared to the first quarter of 2022 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax benefits related to discrete tax items of $4.0 million in the first quarter of 2023 primarily due to changes in uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

The Company recognized net tax expenses related to discrete tax items of $1.0 million in the first quarter of 2022. This included share-based compensation excess tax benefits of $2.9 million. The amount of this tax benefit is subject to variation in stock price and award exercises. Additionally, the Company recognized discrete tax expense of $3.9 million primarily due to audit settlements, changes in uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

The Inflation Reduction Act (IRA), which became effective January 1, 2023, includes a corporate alternative minimum tax on certain large corporations and climate change mitigation incentives. In addition, there are other non-income tax provisions, including an excise tax on the repurchase of corporate stock. The Company continues to assess the impact of the IRA but does not anticipate any material impacts on the Company’s financial statements.

13. PENSION AND POSTRETIREMENT PLANS

The Company has a non-contributory, qualified, defined benefit pension plan covering the majority of its U.S. employees. The Company also has non-contributory, non-qualified, defined benefit pension plans, which provide for benefits to employees in excess of limits permitted under its U.S. pension plans. Various international subsidiaries also have defined benefit pension plans. The Company also provides postretirement health care and life insurance benefits to certain U.S. employees and retirees.

The components of net periodic pension and postretirement health care benefit expense for the first quarter ended March 31 are as follows:

	U.S.		International		U.S. Postretirement
	Pensions		Pensions		Benefits
(millions)	2023	2022	2023	2022	2023	2022
Service cost	$10.2	$10.5	$5.4	$7.3	$0.1	$0.2
Interest cost on benefit obligation	22.0	14.1	11.4	5.7	1.4	0.8
Expected return on plan assets	(36.3)	(36.7)	(13.8)	(18.4)	-	(0.1)
Recognition of net actuarial loss (gain)	-	10.0	3.5	6.0	(0.8)	(0.1)
Amortization of prior service benefit	(1.0)	(1.0)	(0.1)	-	-	-
Curtailments and settlements	0.7	0.9	-	-	(0.1)	-
Total expense (benefit)	($4.4)	($2.2)	$6.4	$0.6	$0.6	$0.8

Service cost is included as employee compensation cost in either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of March 31, 2023, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first quarter of 2023, the Company made contributions of $2 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $7 million to such plans during the remainder of 2023.

During the first quarter of 2023, the Company made contributions of $10 million to its international pension plans and estimates it will contribute an additional $32 million to such plans during the remainder of 2023.

During the first quarter of 2023, the Company made contributions of $3 million to its U.S. postretirement health care plans and estimates it will contribute an additional $8 million to such plans during the remainder of 2023.

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

On June 3, 2020, the Company completed the separation of its Upstream Energy business (“ChampionX”). The Company entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months and for a smaller set of products with limited suppliers over the next few years. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for the first quarter of 2023 and 2022 were $23.7 million and $34.8 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had an outstanding accounts receivable balance for sales of product to ChampionX of $8.6 million and $12.9 million, respectively.

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

The Company’s operating lease revenue was as follows:

	First Quarter Ended
	March 31
(millions)	2023	2022
Operating lease revenue*	$126.4	$112.1

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

Net sales at public exchange rates by reportable segment are as follows:

	First Quarter Ended
	March 31
(millions)	2023	2022
Global Industrial
Product and sold equipment	$1,498.2	$1,358.4
Service and lease equipment	211.2	207.3
Global Institutional & Specialty
Product and sold equipment	920.8	827.0
Service and lease equipment	208.0	182.4
Global Healthcare & Life Sciences
Product and sold equipment	352.6	334.0
Service and lease equipment	27.1	28.8
Other
Product and sold equipment	81.0	70.0
Service and lease equipment	249.0	224.0
Corporate
Product and sold equipment	23.7	34.7
Service and lease equipment	-	0.1
Total
Total product and sold equipment	$2,876.3	$2,624.1
Total service and lease equipment	$695.3	$642.6

Net sales at public exchange rates by geographic region for the first quarter ended March 31 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022

North America	$790.7	$716.6	$833.9	$732.0	$163.9	$145.0	$210.3	$181.7	$20.7	$29.4
Europe	348.8	313.5	146.5	136.7	174.4	170.1	67.2	62.1	0.7	0.6
Asia Pacific	214.3	205.1	56.8	52.7	19.7	20.0	20.2	16.6	1.0	1.0
Latin America	157.2	136.4	41.3	36.8	5.7	5.9	13.6	13.0	1.3	3.5
Greater China	94.6	110.2	35.6	40.2	10.8	14.8	16.3	17.9	-	0.1
India, Middle East and Africa	103.8	83.9	14.7	11.0	5.2	7.0	2.4	2.7	-	0.2
Total	$1,709.4	$1,565.7	$1,128.8	$1,009.4	$379.7	$362.8	$330.0	$294.0	$23.7	$34.8

Net sales by geographic region were determined based on origin of sale. The United States made up 54% and 52% of total revenues during the first quarter ended March 31, 2023 and 2022, respectively.

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

The Company’s allowance for expected return of products shipped and credits related to pricing or quantities shipped was $59.6 million and $17.8 million as of March 31, 2023 and 2022, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

	First Quarter Ended
	March 31
(millions)	2023	2022

Beginning balance	$71.9	$52.8
Bad debt expense	14.7	22.3
Write-offs	(7.9)	(4.0)
Other (a)	(1.3)	(1.6)
Ending balance	$77.4	$69.5

(a)	Other amounts are primarily the effects of changes in currency translations.

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

The following table summarizes the contract liability activity:

	First Quarter Ended
	March 31
(millions)	2023	2022

Contract liability as of beginning of the year	$116.5	$91.7

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(116.5)	(91.7)

Increases due to billings excluding amounts recognized as revenue during the period ended	107.5	96.8

Contract liability as of end of period	$107.5	$96.8

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

Comparability of Reportable Segments

Effective January 1, 2023, the Company’s former Downstream operating segment is now part of the Water operating segment. This change did not have any impact on the Global Industrial reportable segment.

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminates the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. The “Fixed Currency Rate Change” column shown in the following table reflects international operations at fixed currency exchange rates established by management at the beginning of 2023, rather than the 2022 established rates. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported within the “Effect of foreign currency translation” row in the following table. The “Other” column shown in the following table reflects immaterial changes between reportable segments, including the movement of certain customers and cost allocations.

The impact of the preceding changes on previously reported full year 2022 reportable segment net sales and operating income is summarized as follows:

	December 31, 2022

	2022 Reported		Fixed	2022 Reported
	Valued at 2022		Currency	Valued at 2023
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$6,944.0	$-	($207.7)	$6,736.3
Global Institutional & Specialty	4,480.0	10.2	(75.9)	4,414.3
Global Healthcare & Life Sciences	1,570.0	-	(64.2)	1,505.8
Other	1,355.0	(10.2)	(31.5)	1,313.3
Corporate	124.1	-	(0.4)	123.7
Subtotal at fixed currency rates	14,473.1	-	(379.7)	14,093.4
Effect of foreign currency translation	(285.3)		379.7	94.4
Consolidated reported GAAP net sales	$14,187.8	$-	$-	$14,187.8

Operating Income
Global Industrial	$977.0	$0.8	($42.0)	$935.8
Global Institutional & Specialty	634.5	(1.6)	(11.2)	621.7
Global Healthcare & Life Sciences	205.0	(1.8)	(9.9)	193.3
Other	212.8	2.6	(5.5)	209.9
Corporate	(416.7)	-	2.3	(414.4)
Subtotal at fixed currency rates	1,612.6	-	(66.3)	1,546.3
Effect of foreign currency translation	(50.1)		66.3	16.2
Consolidated reported GAAP operating income	$1,562.5	$-	$-	$1,562.5

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	First Quarter Ended
	March 31
(millions)	2023	2022
Net Sales
Global Industrial	$1,699.3	$1,511.4
Global Institutional & Specialty	1,126.6	991.3
Global Healthcare & Life Sciences	378.6	348.2
Other	329.3	286.8
Corporate	23.6	34.6
Subtotal at fixed currency rates	3,557.4	3,172.3
Effect of foreign currency translation	14.2	94.4
Consolidated reported GAAP net sales	$3,571.6	$3,266.7

Operating Income
Global Industrial	$215.6	$179.9
Global Institutional & Specialty	125.7	108.6
Global Healthcare & Life Sciences	35.0	41.9
Other	50.1	37.1
Corporate	(77.4)	(129.0)
Subtotal at fixed currency rates	349.0	238.5
Effect of foreign currency translation	2.6	16.0
Consolidated reported GAAP operating income	$351.6	$254.5

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

			January 1, 2023	The adoption of this standard did not have a significant impact on the Company's financial statements.

No other new accounting pronouncements issued or effective have had or are expected to have a material impact on the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of March 31, 2023, and the related consolidated statements of income, comprehensive income, equity and cash flow for the three-month periods ended March 31, 2023 and 2022, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, equity and of cash flow for the year then ended (not presented herein), and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2023

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

The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains various Non-GAAP Financial Measures and also contains various Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

Impact of Acquisitions and Divestitures

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude the impact of special (gains) and charges, the results of our acquired businesses from the first twelve months post acquisition and the results of divested businesses from the twelve months prior to divestiture. As part of the separation of ChampionX in 2020, we entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period of 36 months and for a small set of products with limited suppliers over the next few years. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

Comparability of Reportable Segments

Effective January 1, 2023, our former Downstream operating segment is now part of the Water operating segment. This change did not have any impact on the Global Industrial reportable segment.

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

OVERVIEW OF THE FIRST QUARTER ENDED MARCH 31, 2023

Sales Performance

When comparing first quarter 2023 against first quarter 2022, sales performance was as follows:

●	Reported net sales increased 9% to $3,571.6 million and organic sales increased 13%.
●	Organic sales for our Global Industrial segment increased 12% to $1,699.3 million, led by double-digit growth in Water and Food & Beverage.
●	Organic sales for our Global Institutional & Specialty segment increased 14% to $1,126.6 million with double-digit growth in both Institutional and Specialty.
●	Organic sales for our Global Healthcare & Life Sciences segment increased 9% to $378.6 million driven by double-digit growth in Life Sciences and strong Healthcare sales growth.
●	Organic sales for Other increased 15% to $329.3 million reflecting double-digit growth in Pest Elimination, Textile Care and Colloidal Technologies.

Financial Performance

When comparing first quarter 2023 against first quarter 2022, our financial performance was as follows:

●	Reported operating income increased 38% to $351.6 million. Excluding the impact of special (gains) and charges from both 2023 and 2022 reported results, adjusted operating income increased 14%.
●	Net income attributable to Ecolab increased 36% to $233.4 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2023 and 2022 reported results, our adjusted net income attributable to Ecolab increased 6%.
●	Reported diluted EPS increased 37% to $0.82. Excluding the impact of special (gains) and charges and discrete tax items from both 2023 and 2022 reported results, adjusted diluted EPS increased 7% to $0.88 in the first quarter of 2023.
●	Our reported tax rate was 18.0% during the first quarter of 2023, compared to 20.7% during the first quarter of 2022. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2023 and 2022 results, our adjusted tax rate was 19.8% during the first quarter of 2023, compared to 19.5% during the first quarter of 2022.

RESULTS OF OPERATIONS

Net Sales

	First Quarter Ended
	March 31
(millions)	2023	2022	Change
Product and equipment sales	$2,876.3	$2,624.1
Service and lease sales	695.3	642.6
Reported GAAP net sales	$3,571.6	$3,266.7	9%
Effect of foreign currency translation	(14.2)	(94.4)
Non-GAAP fixed currency sales	$3,557.4	$3,172.3	12%
Effect of acquisitions and divestitures	(23.6)	(34.6)
Non-GAAP organic sales	$3,533.8	$3,137.7	13%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2023 sales change are shown below:

First Quarter Ended
March 31
(percent)	2023
Volume	(1)%
Price changes	13
Organic sales change	13
Acquisitions and divestitures	-
Fixed currency sales change	12
Foreign currency translation	(2)
Reported GAAP net sales change	9%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	First Quarter Ended
	March 31
	2023		2022
		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,798.3		$1,695.6
Service and lease cost of sales	406.9		377.8
Reported GAAP COS and gross margin	$2,205.2	38.3%	$2,073.4	36.5%
Special (gains) and charges	3.2		52.9
Non-GAAP adjusted COS and gross margin	$2,202.0	38.3%	$2,020.5	38.1%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 38.3% and 36.5% for the first quarter of 2023 and 2022, respectively. Special (gains) and charges included in items impacting cost of sales are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges within COS, first quarter 2023 and 2022 adjusted gross margin was 38.3% and 38.1%, respectively.

Our adjusted gross margin increased when comparing the first quarter of 2023 against the first quarter of 2022, as strong pricing overcame continued significant increases in delivered product costs and unfavorable mix.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 27.7% for the first quarter of 2023 compared to 28.0% for the first quarter of 2022. The SG&A ratio to sales in the first quarter of 2023 improved driven by increased productivity that more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	First Quarter Ended
	March 31
(millions)	2023	2022
Cost of sales
Restructuring activities	$3.2	$2.6
Acquisition and integration activities	-	27.6
Russia/Ukraine	-	6.4
Other	-	16.3
Cost of sales subtotal	3.2	52.9

Special (gains) and charges
Restructuring activities	12.6	0.8
Acquisition and integration activities	5.0	7.5
Russia/Ukraine	0.3	11.6
Other	6.6	4.2
Special (gains) and charges subtotal	24.5	24.1

Total special (gains) and charges	$27.7	$77.0

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring activities

Restructuring activities are primarily related to the Combined Program, Institutional Advancement Program, Accelerate 2020 and other immaterial restructuring programs which are described below. These activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

Further details related to our restructuring charges are included in Note 2.

Combined Program

In November 2022 we approved a Europe cost savings program. In connection with these actions, we expected to incur pre-tax charges of $130 million ($110 million after tax) or $0.38 per diluted share. In February 2023, we expanded our previously announced Europe cost savings program to focus on its Institutional and Healthcare businesses in other regions. In connection with the expanded program (“Combined Program”), we now expect to incur total pre-tax charges of $195 million ($150 million after tax) or $0.52 per diluted share. We expect that these restructuring charges will be completed by 2024. Program actions include headcount reductions from terminations, not filling certain open positions, and facility closures. The Combined Program charges are expected to be primarily cash expenditures related to severance and asset disposals.

In anticipation of this Combined Program, a limited number of actions were taken in the fourth quarter of 2022. As a result, we reclassified $19.3 million ($14.5 million after tax) or $0.05 per diluted share from other restructuring to the Combined Program in the first quarter of 2023.

During the first quarter of 2023 we recorded total restructuring charges of $13.4 million ($10.2 million after tax) or $0.04 per diluted share, primarily related to severance. The net liability related to the Combined Program was $56.3 million and $62.0 million as of March 31, 2023 and December 31, 2022, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

The Combined Program has delivered $35 million of cumulative cost savings with estimated annual cost savings of $175 million in continuing operations by 2024.

Institutional Advancement Program

We approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance our Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging our ongoing investments in digital technology. In February 2021, we expanded the Institutional Plan, and we expect that these restructuring charges will be completed in 2023, with total anticipated costs of $70 million ($55 million after tax) or $0.19 per diluted share. The remaining costs are expected to be primarily non-cash charges related to equipment disposals. Actual costs may vary from these estimates depending on actions taken.

In the first quarter of 2023, we recorded restructuring charges of $2.4 million ($1.8 million after tax) or less than $0.01 per diluted share, primarily related to disposals of equipment. We have recorded $56.5 million ($43.2 million after tax), or $0.15 per diluted share of cumulative restructuring charges under the Institutional Plan. Net cash payments were $2.4 million and non-cash net charges were $1.7 million for the first quarter of 2023. The liability related to the Institutional Plan was $0.2 million as of March 31, 2023.

The Institutional Plan has delivered $50 million of cumulative cost savings.

Accelerate 2020

During 2018, we formally commenced a restructuring plan Accelerate 2020 (“the A2020 Plan”), to leverage technology and system investments and organizational changes. The goals of the Plan were to further simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. The restructuring activities were completed at the end of 2022, with total costs of $254 million ($198 million after tax), or $0.69 per diluted share.

Net cash payments were $4.1 million for the first quarter of 2023. The liability related to the Plan was $14.0 million as of the end of the first quarter of 2023. The remaining liability is expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The A2020 Plan has delivered $315 million of cumulative cost savings.

Other Restructuring Activities

During the first quarter of 2022, we incurred restructuring charges of $1.7 million ($1.3 million after tax), or $0.01 per diluted share related to other immaterial restructuring activity.

The restructuring liability balance for all other restructuring plans excluding the Combined Program, the A2020 Plan and the Institutional Plan were $3.7 million and $23.2 million as of March 31, 2023 and December 31, 2022, respectively. The decrease in liability was driven primarily by the reclass of $19.3 million from other restructuring to the Combined Program in the first quarter of 2023. Cash payments during the first quarter of 2023 related to all other restructuring plans excluding the Combined Program, the A2020 Plan and the Institutional Plan were $0.2 million.

Acquisition and integration related costs

Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statements of Income in the first quarter of 2022 include $27.6 million ($21.4 million after tax) or $0.07 per diluted share and are primarily related to the recognition of fair value step-up in the Purolite inventory.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $5.0 million ($3.7 million after tax) or $0.01 per diluted share, and $7.5 million ($5.5 million after tax) or $0.02 per diluted share during the first quarter of 2023 and 2022, respectively. Charges are integration related costs primarily related to the Purolite acquisition.

Russia/Ukraine activities

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We incurred charges of $0.3 million ($0.3 million after tax) or less than $0.01 per diluted share and charges of $18.0 million ($19.0 million after tax) or $0.07 per diluted share in the first quarter an of 2023 and 2022, respectively, primarily related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other special charges recorded in the first quarter of 2023 and 2022 in product and equipment cost of sales and special (gains) and charges on the Consolidated Statements of Income were $6.6 million ($5.1 million after tax) or $0.02 per diluted share and $20.5 million ($15.3 million after tax) or $0.05 per diluted share, respectively, primarily related to certain legal charges and 2022 COVID-19 related inventory charges.

Operating Income and Operating Income Margin

	First Quarter Ended
	March 31
(millions)	2023	2022	Change
Reported GAAP operating income	$351.6	$254.5	38%
Special (gains) and charges	27.7	77.0
Non-GAAP adjusted operating income	379.3	331.5	14%
Effect of foreign currency translation	(2.7)	(16.0)
Non-GAAP adjusted fixed currency operating income	376.6	315.5	19%
Effect of acquisitions and divestitures	(0.5)	-
Non-GAAP organic operating income	$376.1	$315.5	19%

	First Quarter Ended
	March 31
(percent)	2023	2022
Reported GAAP operating income margin	9.8%	7.8%
Non-GAAP adjusted operating income margin	10.6%	10.1%
Non-GAAP adjusted fixed currency operating income margin	10.6%	9.9%
Non-GAAP organic operating income margin	10.6%	10.1%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 38% in the first quarter of 2023 versus the comparable period of 2022. Our reported operating income for 2023 and 2022 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2023 and 2022 reported results, our adjusted operating income increased 14% in the first quarter of 2023.

As shown in the previous table, foreign currency had a 5 percentage point impact on adjusted operating income growth for the first quarter of 2023. Foreign currency had a 3 percentage points impact on adjusted operating income growth for the first quarter of 2022.

Other (Income) Expense

	First Quarter Ended
	March 31
(millions)	2023	2022	Change
Reported GAAP other (income) expense	($13.1)	($18.8)	(30)%

Other income decreased to $13.1 million from $18.8 million in the first quarter of 2023 compared to the first quarter of 2022, respectively, driven by higher pension costs.

Interest Expense, Net

	First Quarter Ended
	March 31
(millions)	2023	2022	Change
Reported GAAP interest expense, net	$74.2	$53.0	40%

Reported net interest expense was $74.2 million and $53.0 million in the first quarter of 2023 and 2022, respectively. The increase in interest expense reflected the impact from higher average interest rates on floating rate debt and the 2022 fourth quarter debt issuance.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2023	2022
Reported GAAP tax rate	18.0%	20.7%
Tax rate impact of:
Special (gains) and charges	0.5	(0.9)
Discrete tax items	1.3	(0.3)
Non-GAAP adjusted tax rate	19.8%	19.5%

Our reported tax rate was 18.0% and 20.7% for the first quarter of 2023 and 2022, respectively. The change in our tax rate for the first quarter of 2023 versus the comparable period of 2022 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax benefits related to discrete tax items of $4.0 million in the first quarter of 2023 primarily due to changes in uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

We recognized net tax expenses related to discrete tax items of $1.0 million in the first quarter of 2022. This included share-based compensation excess tax benefits of $2.9 million. Additionally, we recognized discrete tax expense of $3.9 million primarily due to audit settlements, changes in uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31
(millions)	2023	2022	Change
Reported GAAP net income attributable to Ecolab	$233.4	$171.9	36%
Adjustments:
Special (gains) and charges, after tax	21.1	63.6
Discrete tax net expense	(4.0)	1.0
Non-GAAP adjusted net income attributable to Ecolab	$250.5	$236.5	6%

Diluted EPS

	First Quarter Ended
	March 31
(dollars)	2023	2022	Change
Reported GAAP diluted EPS	$0.82	$0.60	37%
Adjustments:
Special (gains) and charges, after tax	0.07	0.22
Discrete tax net expense	(0.01)	-
Non-GAAP adjusted diluted EPS	$0.88	$0.82	7%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately ($0.05) per share on diluted EPS for the first quarter of 2023, when compared to the comparable period of 2022.

SEGMENT PERFORMANCE

The non-U.S. dollar functional international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2023. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2022. Additional information about our reportable segments is included in Note 15.

Fixed currency net sales and operating income for the first quarter of 2023 and 2022 for our reportable segments are shown in the following tables:

Net Sales	First Quarter Ended
	March 31
(millions)	2023	2022	Change
Global Industrial	$1,699.3	$1,511.4	12%
Global Institutional & Specialty	1,126.6	991.3	14
Global Healthcare & Life Sciences	378.6	348.2	9
Other	329.3	286.8	15
Corporate	23.6	34.6	(32)
Subtotal at fixed currency	3,557.4	3,172.3	12
Effect of foreign currency translation	14.2	94.4
Consolidated reported GAAP net sales	$3,571.6	$3,266.7	9%

Operating Income	First Quarter Ended
	March 31
(millions)	2023	2022	Change
Global Industrial	$215.6	$179.9	20%
Global Institutional & Specialty	125.7	108.6	16
Global Healthcare & Life Sciences	35.0	41.9	(16)
Other	50.1	37.1	35
Corporate	(77.4)	(129.0)	(40)
Subtotal at fixed currency	349.0	238.5	46
Effect of foreign currency translation	2.6	16.0
Consolidated reported GAAP operating income	$351.6	$254.5	38%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	First Quarter Ended
	March 31
Net Sales	2023			2022
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,699.3	$-	$1,699.3	$1,511.4	$-	$1,511.4
Global Institutional & Specialty	1,126.6	-	1,126.6	991.3	-	991.3
Global Healthcare & Life Sciences	378.6	-	378.6	348.2	-	348.2
Other	329.3	-	329.3	286.8	-	286.8
Corporate	23.6	(23.6)	-	34.6	(34.6)	-
Subtotal at fixed currency	3,557.4	(23.6)	3,533.8	3,172.3	(34.6)	3,137.7
Effect of foreign currency translation	14.2			94.4
Consolidated reported GAAP net sales	$3,571.6			$3,266.7

Operating Income	2023			2022
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$215.6	$-	$215.6	$179.9	$-	$179.9
Global Institutional & Specialty	125.7	-	125.7	108.6	-	108.6
Global Healthcare & Life Sciences	35.0	-	35.0	41.9	-	41.9
Other	50.1	-	50.1	37.1	-	37.1
Corporate	(49.8)	(0.5)	(50.3)	(52.0)	-	(52.0)
Non-GAAP adjusted fixed currency operating income	376.6	(0.5)	376.1	315.5	-	315.5
Special (gains) and charges at fixed currency rates	27.6			77.0
Subtotal at fixed currency	349.0			238.5
Effect of foreign currency translation	2.6			16.0
Consolidated reported GAAP operating income	$351.6			$254.5

Unless otherwise noted, the following segment performance commentary compares the first quarter of 2023 against the first quarter of 2022.

Global Industrial

	First Quarter Ended
	March 31
	2023	2022
Sales at fixed currency (millions)	$1,699.3	$1,511.4
Sales at public currency (millions)	1,709.4	1,565.7

Volume	(3)%
Price changes	15%
Organic sales change	12%
Acquisitions and divestitures	-%
Fixed currency sales change	12%
Foreign currency translation	(3)%
Public currency sales change	9%

Operating income at fixed currency (millions)	$215.6	$179.9
Operating income at public currency (millions)	217.7	191.1

Fixed currency operating income change	20%
Fixed currency operating income margin	12.7%	11.9%
Organic operating income change	20%
Organic operating income margin	12.7%	11.9%
Public currency operating income change	14%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Industrial increased in the first quarter of 2023, led by double-digit growth in Water and Food & Beverage.

Water organic sales increased 14% in the first quarter of 2023, driven by strong pricing and new business wins. Light industry water treatment sales reported double-digit sales growth driven by very strong performance across data centers, microelectronics, and food & beverage. Heavy industry recorded double-digit sales growth across power, primary metals and chemicals. Downstream industry reported strong sales growth led by strong water treatment program sales. Food & Beverage organic sales increased 14% in the first quarter of 2023 reflecting strong pricing and new business wins. Paper organic sales increased 6% in the first quarter of 2023 driven by solid sales growth as strong pricing and new business wins more than offset continued easing in customer production levels.

Operating Income

Organic operating income and organic operating income margins increased for Global Industrial in the first quarter of 2023.

Organic operating income margins increased 0.8 percentage points during the first quarter of 2023, as the 11.5 percentage point positive impacts of strong pricing overcame the 11.2 percentage point negative impacts of higher delivered product costs, lower volume and investments in the business.

Global Institutional & Specialty

	First Quarter Ended
	March 31
	2023	2022
Sales at fixed currency (millions)	$1,126.6	$991.3
Sales at public currency (millions)	1,128.8	1,009.4

Volume	1%
Price changes	13%
Organic sales change	14%
Acquisitions and divestitures	-%
Fixed currency sales change	14%
Foreign currency translation	(2)%
Public currency sales change	12%

Operating income at fixed currency (millions)	$125.7	$108.6
Operating income at public currency (millions)	125.9	110.9

Fixed currency operating income change	16%
Fixed currency operating income margin	11.2%	11.0%
Organic operating income change	16%
Organic operating income margin	11.2%	11.0%
Public currency operating income change	14%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Institutional & Specialty increased in the first quarter of 2023, with double-digit growth in both the Institutional and Specialty divisions.

At an operating segment level, Institutional organic sales increased 14% in the first quarter of 2023 driven by pricing and new business wins. Specialty organic sales increased 12% in the first quarter of 2023 driven by strong quick service sales, which more than offset softer food retail sales.

Operating Income

Organic operating income and organic operating income margin increased in the first quarter of 2023 for our Global Institutional & Specialty segment.

Organic operating income margins increased 0.2 percentage points during the first quarter of 2023, as the 8.0 percentage point positive impacts from strong pricing overcame 6.9 percentage point negative impacts from investments in the business, higher delivered product cost and unfavorable mix.

Global Healthcare & Life Sciences

	First Quarter Ended
	March 31
	2023	2022
Sales at fixed currency (millions)	$378.6	$348.2
Sales at public currency (millions)	379.7	362.8

Volume	(2)%
Price changes	10%
Organic sales change	9%
Acquisitions and divestitures	-%
Fixed currency sales change	9%
Foreign currency translation	(4)%
Public currency sales change	5%

Operating income at fixed currency (millions)	$35.0	$41.9
Operating income at public currency (millions)	35.2	44.3

Fixed currency operating income change	(16)%
Fixed currency operating income margin	9.2%	12.0%
Organic operating income change	(16)%
Organic operating income margin	9.2%	12.0%
Public currency operating income change	(21)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Healthcare & Life Sciences increased in the first quarter of 2023 driven by double-digit growth in Life Sciences and strong Healthcare sales growth.

At an operating segment level, Healthcare organic sales increased 7% in the first quarter of 2023 reflecting accelerating pricing and continued growth in surgical programs. Life Sciences organic sales increased 10% in the first quarter of 2023 driven by strong pricing, gains in consumable cleaning and disinfection program sales, as well as robust growth in Purolite’s water purification technologies and bioprocessing sales.

Operating Income

Organic operating income and organic operating income margins decreased for our Global Healthcare & Life Sciences segment in the first quarter of 2023.

Organic operating income margins decreased 2.8 percentage points during the first quarter of 2023, as the 7.6 percentage point positive impacts from strong pricing was more than offset by the 10.7 percentage point negative impact from lower volume, targeted investments in the business and higher delivered product cost.

Other

	First Quarter Ended
	March 31
	2023	2022
Sales at fixed currency (millions)	$329.3	$286.8
Sales at public currency (millions)	330.0	294.0

Volume	4%
Price changes	11%
Organic sales change	15%
Acquisitions and divestitures	-%
Fixed currency sales change	15%
Foreign currency translation	(2)%
Public currency sales change	12%

Operating income at fixed currency (millions)	$50.1	$37.1
Operating income at public currency (millions)	50.2	37.9

Fixed currency operating income change	35%
Fixed currency operating income margin	15.2%	12.9%
Organic operating income change	35%
Organic operating income margin	15.2%	12.9%
Public currency operating income change	32%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Other increased in the first quarter of 2023 reflecting double-digit growth across all divisions.

At an operating segment level, Pest Elimination organic sales increased 13% in the first quarter of 2023 reflecting strong pricing and continued new business wins. Textile Care organic sales increased 17% in the first quarter of 2023. Colloidal Technologies Group organic sales increased 21% in the first quarter of 2023.

Operating Income

Organic operating income and organic operating income margins increased for Other in the first quarter of 2023.

Organic operating income margins increased 2.3 percentage points during the first quarter of 2023, as the 8.8 percentage point positive impact from strong pricing overcame the 6.8 percentage point negative impact of investments in the business, higher delivered product cost and unfavorable mix.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 35 include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction post-separation, as discussed in Note 14, intangible asset amortization specifically from the Nalco and Purolite transactions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 31.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $21.3 billion as of March 31, 2023, compared to total assets of $21.5 billion as of December 31, 2022.

Total liabilities were $13.9 billion as of March 31, 2023, compared to total liabilities of $14.2 billion as of December 31, 2022. Total debt was $8.6 billion as of March 31, 2023 and $8.6 billion as of December 31, 2022. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented:

	March 31, 2023	December 31, 2022
(ratio)
Net debt to EBITDA	3.1	3.2

(millions)
Total debt	$8,639.8	$8,580.4
Cash	419.4	598.6
Net debt	$8,220.4	$7,981.8

Net income including noncontrolling interest	$1,172.3	$1,108.9
Provision for income taxes	241.3	234.5
Interest expense, net	264.8	243.6
Depreciation	622.0	618.5
Amortization	316.3	320.2
EBITDA	$2,616.7	$2,525.7

Cash Flows

Operating Activities

	First Quarter Ended
	March 31
(millions)	2023	2022	Change
Cash provided by operating activities	$198.2	$170.1	$28.1

We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities increased $28 million in the first quarter of 2023 compared to the first quarter of 2022, driven primarily by a $63 million increase in net income partially offset by $58 million net unfavorable change in working capital. The cash flow impact from working capital was primarily driven by decrease in accounts payable, partially offset by improvement in receivables and inventory.

Investing Activities

	First Quarter Ended
	March 31
(millions)	2023	2022	Change
Cash used for investing activities	($189.4)	($129.2)	($60.2)

Cash used for investing activities is primarily impacted by capital investments in the business.

We continue to make capital investments in the business, including merchandising equipment, manufacturing equipment and facilities. Total capital expenditures were $174 million and $149 million in the first quarter of 2023 and 2022, respectively.

Financing Activities

	First Quarter Ended
	March 31
(millions)	2023	2022	Change
Cash used for financing activities	($166.4)	($305.3)	$138.9

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We had net issuances of commercial paper and notes payable of $6 million and $82 million in the first quarter of 2023 and 2022, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $11 million and $262 million of shares in the first quarter of 2023 and 2022, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

There was no long-term debt issuance or repayment activity through the first quarter of 2023 or 2022.

We paid dividends of $158 million and $154 million in the first three months of 2023 and 2022, respectively.

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

As of March 31, 2023, we had $419 million of cash and cash equivalents on hand, of which $71 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of March 31, 2023, we have a $2.0 billion multi-year credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the first quarter of 2023, we had no outstanding commercial paper under our U.S. program nor our Euro program. There were no borrowings under our credit facility as of March 31, 2023 or 2022. As of March 31, 2023, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

There was no long-term debt issuance or repayment activity through the first quarter of 2023.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2022 disclosed total notes payable and long-term debt due within one year of $505 million. As of March 31, 2023, the total notes payable and long-term debt due within one year was $1.1 billion. We had no outstanding commercial paper under our U.S. program as of March 31, 2023 and as of December 31, 2022.

Our gross liability for uncertain tax positions was $24 million as of March 31, 2023 and $25 million as of December 31, 2022. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

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

Argentina and Turkey are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina and Turkey. During the first quarter of 2023, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the first quarter of 2023 represented less than 1% of our consolidated assets. During the first quarter of 2023, sales in Turkey represented less than 1% of our consolidated sales. Assets held in Turkey at the end of the first quarter of 2023 represented less than 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. During the first quarter of 2023, our Russian and Ukraine operations represented approximately 1% of our 2023 consolidated net sales.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

●	Fixed currency sales
●	Organic sales, formerly known as acquisition adjusted fixed currency sales
●	Adjusted cost of sales
●	Adjusted gross margin
●	Fixed currency operating income
●	Fixed currency operating income margin
●	Adjusted operating income
●	Adjusted operating income margin
●	Adjusted fixed currency operating income
●	Adjusted fixed currency operating income margin
●	Organic operating income, formerly known as acquisition adjusted fixed currency operating income
●	Organic operating income margin, formerly known as acquisition adjusted fixed currency operating income margin
●	EBITDA
●	Adjusted tax rate
●	Adjusted net income attributable to Ecolab
●	Adjusted diluted EPS

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

Our non-GAAP financial measures for adjusted cost of sales, adjusted gross margin and adjusted operating income exclude the impact of special (gains) and charges and our non-GAAP financial measures for adjusted tax rate, adjusted net income attributable to Ecolab and adjusted diluted earnings per share further exclude the impact of discrete tax items. We include items within special (gains) and charges and discrete tax items that we believe can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results. After tax special (gains) and charges are derived by applying the applicable local jurisdictional tax rate to the corresponding pre-tax special (gains) and charges.

EBITDA is defined as the sum of net income including noncontrolling interest, provision for income taxes, net interest expense, depreciation and amortization. EBITDA is used in our net debt to EBITDA ratio, which we view as important indicators of the operational and financial health of our organization.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency amounts included in this Form 10-Q are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2023. We also provide our segment results based on public currency rates for informational purposes.

Our reportable segments do not include the impact of intangible asset amortization from the Nalco and Purolite transactions or the impact of special (gains) and charges as these are not allocated our reportable segments.

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude the impact of special (gains) and charges, the results of our acquired businesses from the first twelve months post acquisition and the results of divested businesses from the twelve months prior to divestiture. As part of the separation of ChampionX in 2020, we entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period of 36 months and for a small set of products with limited suppliers over the next few years. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include our business performance and prospects; expectations concerning timing, amount and type of restructuring costs and savings from restructuring activities; macroeconomic environment, delivered product cost inflation, currency translation, and interest rates; Russian operations; working capital; capital investments, acquisitions and share repurchases; amortization expense; non-performance of financial counterparties; payments and contributions to pension and postretirement health care benefit plans; the impact of lawsuits, claims and environmental matters; impact of new accounting pronouncements and tax laws; cash flows, borrowing capacity and funding of cash requirements; payments related to uncertain tax positions; and implementation of ERP system upgrade.

Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. In particular, the ultimate results of any restructuring or efficiency initiative, integration and business improvement actions, including cost synergies, depend on a number of factors, including the development of final plans, the impact of local regulatory requirements regarding employee terminations, the time necessary to develop and implement the restructuring or efficiency initiative and other business improvement initiatives and the level of success achieved through such actions in improving competitiveness, efficiency and effectiveness. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.

Some of the factors which could cause results to differ materially from those expressed in any forward-looking statements are set forth under Item 1A of our most recent Form 10-K and our other public filings with the Securities and Exchange Commission (the "SEC"), and include the impact of economic factors such as the worldwide economy, capital flows, interest rates, foreign currency risk, reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar, demand uncertainty, supply chain challenges and inflation; the vitality of the markets we serve; exposure to global economic, political and legal risks related to our international operations, including geopolitical instability, the impact of sanctions or other actions taken by the U.S. or other countries, and retaliatory measures taken by Russia in response, in connection with the conflict in Ukraine; difficulty in procuring raw materials or fluctuations in raw material costs; our ability to attract, retain and develop high caliber management talent to lead our business and successfully execute organizational change and changing labor market dynamics; information technology infrastructure failures or breaches in data security; the effects and duration of the COVID-19 pandemic or other public health outbreaks, epidemics or pandemics; our ability to acquire complementary businesses and to effectively integrate such businesses, including Purolite; our ability to execute key business initiatives, including restructurings and our Enterprise Resource Planning system upgrades; our ability to successfully compete with respect to value, innovation and customer support; pressure on operations from consolidation of customers or vendors; restraints on pricing flexibility due to contractual obligations and our ability to meet our contractual commitments; the costs and effects of complying with laws and regulations, including those relating to the environment, climate change standards, and to the manufacture, storage, distribution, sale and use of our products, as well as to the conduct of our business generally, including labor and employment and anti-corruption; potential chemical spill or release; our commitments, goals, targets, objectives and initiatives related to sustainability; potential to incur significant tax liabilities or indemnification liabilities relating to the separation and split-off of our ChampionX business; the occurrence of litigation or claims, including class action lawsuits; the loss or insolvency of a major customer or distributor; repeated or prolonged government and/or business shutdowns or similar events; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; changes in tax laws and unanticipated tax liabilities; potential loss of deferred tax assets; our indebtedness, and any failure to comply with covenants that apply to our indebtedness; potential losses arising from the impairment of goodwill or other assets; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4. Controls and Procedures

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1, 2023 through March 31, 2023 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 24, 2023, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 44 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
January 1-31, 2023	-		$-		-		12,917,097
February 1-28, 2023	66,862		158.8828		-		12,917,097
March 1-31, 2023	-		-		-		12,917,097
Total	66,862		$158.8828		-		12,917,097

(1)	Includes 66,862 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 common shares. As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to an additional 10,000,000 shares. Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing

(a)	The following documents are filed as exhibits to this report:

(10.1)

First Amendment, dated as of March 17, 2023, to the Third Amended and Restated Multicurrency Credit Agreement dated as of April 16, 2021, among Ecolab Inc., the banks from time to time party thereto and Bank of America, N.A., as Agent.

Filed herewith electronically.

(10.2)

Offer letter relating to employment of Lanesha Minnix dated April 19, 2022, and accompanying signing bonus payback agreement, sign on bonus repayment agreement and relocation repayment agreement referenced therein.

Filed herewith electronically.

(10.3)	Nalco Company Supplemental Retirement Income Plan, as Amended and Restated effective as of December 31, 2012.	Filed herewith electronically.

(10.4)	Nalco Company Supplemental Profit Sharing Plan, as Amended and Restated effective as of December 31, 2012.	Filed herewith electronically.

(10.5)	Death Benefit Agreement between Nalco Company and Laurie M. Marsh effective as of December 17, 2009.	Filed herewith electronically.

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.

(31.1)	Rule 13a - 14(a) CEO Certification.	Filed herewith electronically.

(31.2)	Rule 13a - 14(a) CFO Certification.	Filed herewith electronically.

(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.

(101.SCH)	Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.

(104)	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: May 4, 2023	By:	/s/ Jennifer J. Bradway

Jennifer J. Bradway
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)