Form 10-Q
period 2023-09-30
ECOLAB INC.
filed 2023-11-02
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of September 30, 2023: 285,139,820 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2023	2022	2023	2022

Product and equipment sales	$3,170.9	$2,963.0	$9,152.0	$8,473.9
Service and lease sales	787.2	706.3	2,229.8	2,042.7
Net sales	3,958.1	3,669.3	11,381.8	10,516.6
Product and equipment cost of sales	1,868.1	1,877.1	5,561.7	5,371.7
Service and lease cost of sales	462.4	414.5	1,308.8	1,204.4
Cost of sales (including special charges (a))	2,330.5	2,291.6	6,870.5	6,576.1
Selling, general and administrative expenses	1,024.9	876.9	3,026.8	2,731.7
Special (gains) and charges	36.7	17.8	82.2	45.5
Operating income	566.0	483.0	1,402.3	1,163.3
Other (income) expense (b)	(14.5)	5.7	(42.0)	(32.6)
Interest expense, net	74.3	65.1	226.3	174.1
Income before income taxes	506.2	412.2	1,218.0	1,021.8
Provision for income taxes	96.8	60.2	235.8	182.4
Net income including noncontrolling interest	409.4	352.0	982.2	839.4
Net income attributable to noncontrolling interest	5.4	4.9	15.1	12.1
Net income attributable to Ecolab	$404.0	$347.1	$967.1	$827.3

Earnings attributable to Ecolab per common share
Basic	$1.42	$1.22	$3.39	$2.90
Diluted	$1.41	$1.21	$3.38	$2.88

Weighted-average common shares outstanding
Basic	285.1	284.9	284.9	285.4
Diluted	286.9	286.3	286.4	287.0

(a)	Cost of sales includes special (gains) and charges of $5.9 and $7.1 in the third quarter of 2023 and 2022, respectively, and $17.2 and $61.7 in the first nine months of 2023 and 2022, respectively, which is recorded in product and equipment cost of sales and service and lease cost of sales.
(b)	Other expense (income) includes special charges of $24.8 in the third quarter and first nine months of 2022.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2023	2022	2023	2022

Net income including noncontrolling interest	$409.4	$352.0	$982.2	$839.4

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(27.7)	(246.7)	(13.6)	(367.2)
(Loss) gain on net investment hedges	(8.2)	82.7	(48.7)	173.0
Total foreign currency translation adjustments	(35.9)	(164.0)	(62.3)	(194.2)

Derivatives and hedging instruments	0.1	11.6	(6.1)	13.1

Pension and postretirement benefits	(3.2)	(62.3)	(7.3)	(20.6)

Subtotal	(39.0)	(214.7)	(75.7)	(201.7)

Total comprehensive income, including noncontrolling interest	370.4	137.3	906.5	637.7
Comprehensive income attributable to noncontrolling interest	6.0	2.8	14.2	6.1
Comprehensive income attributable to Ecolab	$364.4	$134.5	$892.3	$631.6

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
(millions, except per share amounts)	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$1,001.3	$598.6
Accounts receivable, net	2,823.5	2,698.1
Inventories	1,536.0	1,792.8
Other current assets	428.6	404.7
Total current assets	5,789.4	5,494.2
Property, plant and equipment, net	3,332.8	3,293.4
Goodwill	8,098.4	8,012.7
Other intangible assets, net	3,528.6	3,680.7
Operating lease assets	536.0	448.2
Other assets	572.9	535.1
Total assets	$21,858.1	$21,464.3

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$1,129.1	$505.1
Accounts payable	1,498.8	1,728.2
Compensation and benefits	553.3	493.6
Income taxes	134.3	197.6
Other current liabilities	1,285.0	1,285.9
Total current liabilities	4,600.5	4,210.4
Long-term debt	7,487.1	8,075.3
Pension and postretirement benefits	627.1	670.3
Deferred income taxes	450.9	505.6
Operating lease liabilities	415.0	337.8
Other liabilities	455.0	406.3
Total liabilities	14,035.6	14,205.7
Commitments and contingencies (Note 16)

Equity (a)
Common stock	365.4	364.7
Additional paid-in capital	6,710.1	6,580.2
Retained earnings	9,832.8	9,318.8
Accumulated other comprehensive loss	(1,801.4)	(1,726.6)
Treasury stock	(7,311.1)	(7,301.0)
Total Ecolab shareholders’ equity	7,795.8	7,236.1
Noncontrolling interest	26.7	22.5
Total equity	7,822.5	7,258.6
Total liabilities and equity	$21,858.1	$21,464.3

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 285.1 shares outstanding as of September 30, 2023 and 284.5 shares outstanding as of December 31, 2022. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
(millions)	2023	2022

OPERATING ACTIVITIES
Net income including noncontrolling interest	$982.2	$839.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	463.3	463.4
Amortization	229.8	238.8
Deferred income taxes	(45.9)	(106.6)
Share-based compensation expense	73.4	67.2
Pension and postretirement plan contributions	(92.2)	(51.8)
Pension and postretirement plan expense (income), net	6.0	20.5
Restructuring charges, net of cash paid	(17.5)	(17.8)
Other, net	21.1	13.2
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(88.9)	(350.8)
Inventories	266.4	(385.7)
Other assets	25.2	(345.0)
Accounts payable	(245.7)	260.2
Other liabilities	(17.9)	284.2
Cash provided by operating activities	1,559.3	929.2

INVESTING ACTIVITIES
Capital expenditures	(512.2)	(510.0)
Property and other assets sold	9.5	1.4
Acquisitions and investments in affiliates, net of cash acquired	(106.8)	(7.2)
Other, net	(32.6)	9.4
Cash used for investing activities	(642.1)	(506.4)

FINANCING ACTIVITIES
Net (repayments) issuances of commercial paper and notes payable	(0.3)	87.6
Reacquired shares	(11.7)	(445.4)
Dividends paid	(462.6)	(445.0)
Exercise of employee stock options	61.2	20.8
Hedge settlements	(53.4)	109.6
Other, net	(2.4)	(3.2)
Cash used for financing activities	(469.2)	(675.6)

Effect of exchange rate changes on cash and cash equivalents	(45.3)	5.8

Increase (decrease) in cash and cash equivalents	402.7	(247.0)
Cash and cash equivalents, beginning of period	598.6	359.9
Cash and cash equivalents, end of period	$1,001.3	$112.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Third Quarter Ended September 30, 2023 and 2022
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, June 30, 2022	$364.5	$6,529.8	$9,003.3	($1,617.9)	($7,186.3)	$7,093.4	$25.0	$7,118.4

Net income			347.1			347.1	4.9	352.0
Other comprehensive income (loss) activity				(212.6)		(212.6)	(2.1)	(214.7)
Cash dividends declared (a)			(145.3)			(145.3)	(0.5)	(145.8)
Stock options and awards	0.1	22.0			0.5	22.6		22.6
Reacquired shares					(42.6)	(42.6)		(42.6)
Balance, September 30, 2022	$364.6	$6,551.8	$9,205.1	($1,830.5)	($7,228.4)	$7,062.6	$27.3	$7,089.9

Balance, June 30, 2023	$365.3	$6,684.1	$9,580.0	($1,761.8)	($7,310.9)	$7,556.7	$23.8	$7,580.5

Net income			404.0			404.0	5.4	409.4
Other comprehensive income (loss) activity				(39.6)		(39.6)	0.6	(39.0)
Cash dividends declared (a)			(151.2)			(151.2)	(3.1)	(154.3)
Stock options and awards	0.1	26.0			0.5	26.6		26.6
Reacquired shares					(0.7)	(0.7)		(0.7)
Balance, September 30, 2023	$365.4	$6,710.1	$9,832.8	($1,801.4)	($7,311.1)	$7,795.8	$26.7	$7,822.5

	Nine Months Ended September 30, 2023 and 2022
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2021	$364.1	$6,464.6	$8,814.5	($1,634.8)	($6,784.2)	$7,224.2	$28.9	$7,253.1

Net income			827.3			827.3	12.1	839.4
Other comprehensive income (loss) activity				(195.7)		(195.7)	(6.0)	(201.7)
Cash dividends declared (a)			(436.7)			(436.7)	(8.3)	(445.0)
Fair value adjustment of prior acquisition						-	0.6	0.6
Stock options and awards	0.5	87.2			1.2	88.9		88.9
Reacquired shares					(445.4)	(445.4)		(445.4)
Balance, September 30, 2022	$364.6	$6,551.8	$9,205.1	($1,830.5)	($7,228.4)	$7,062.6	$27.3	$7,089.9

Balance, December 31, 2022	$364.7	$6,580.2	$9,318.8	($1,726.6)	($7,301.0)	$7,236.1	$22.5	$7,258.6

Net income			967.1			967.1	15.1	982.2
Other comprehensive income (loss) activity				(74.8)		(74.8)	(0.9)	(75.7)
Cash dividends declared (a)			(453.1)			(453.1)	(10.0)	(463.1)
Changes in noncontrolling interests		(4.5)				(4.5)		(4.5)
Stock options and awards	0.7	134.4			1.6	136.7		136.7
Reacquired shares					(11.7)	(11.7)		(11.7)
Balance, September 30, 2023	$365.4	$6,710.1	$9,832.8	($1,801.4)	($7,311.1)	$7,795.8	$26.7	$7,822.5

(a)	Dividends declared per common share were $0.53 and $0.51 in the third quarter of 2023 and 2022, respectively, and $1.59 and $1.53 in the first nine months of 2023 and 2022, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the third quarter ended September 30, 2023 and 2022 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

With respect to the unaudited financial information of the Company for the third quarter ended September 30, 2023 and 2022 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated November 2, 2023 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2023	2022	2023	2022
Cost of sales
Restructuring activities	$5.9	$2.1	$17.2	$5.5
Acquisition and integration activities	-	4.2	-	32.7
Russia/Ukraine	-	0.8	-	7.2
Other	-	-	-	16.3
Cost of sales subtotal	5.9	7.1	17.2	61.7

Special (gains) and charges
Restructuring activities	20.0	(0.3)	46.3	0.8
Acquisition and integration activities	3.0	4.1	11.5	15.0
Russia/Ukraine	0.5	-	1.1	5.9
Other	13.2	14.0	23.3	23.8
Special (gains) and charges subtotal	36.7	17.8	82.2	45.5

Operating income subtotal	42.6	24.9	99.4	107.2

Other (income) expense	-	24.8	-	24.8

Total special (gains) and charges	$42.6	$49.7	$99.4	$132.0

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

Combined Program

In November 2022 the Company approved a Europe cost savings program. In connection with these actions, the Company expected to incur pre-tax charges of $130 million ($110 million after tax). In February 2023, the Company expanded its previously announced Europe cost savings program to focus on its Institutional and Healthcare businesses in other regions. In connection with the expanded program (“Combined Program”), the Company expects to incur total pre-tax charges of $195 million ($150 million after tax). The Company expects that these restructuring charges will be completed by the end of 2024. Program actions include headcount reductions from terminations, not filling certain open positions, and facility closures. The Combined Program charges are expected to be primarily cash expenditures related to severance and asset disposals.

In anticipation of this Combined Program, a limited number of actions were taken in the fourth quarter of 2022. As a result, the Company reclassified $19.3 million ($14.5 million after tax) from other restructuring to the Combined Program in the first quarter of 2023.

During the third quarter and first nine months of 2023 the Company recorded total Combined Program restructuring charges of $24.2 million ($20.5 million after tax) and $57.3 million ($46.9 million after tax), respectively, primarily related to severance. The net liability related to the Combined Program was $58.4 million and $62.0 million as of September 30, 2023 and December 31, 2022, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Combined Program since inception of the underlying actions includes the following items:

	Employee	Asset
(millions)	Costs	Disposals	Total
2022 Activity
Recorded expense and accrual	$67.2	$-	$67.2
Net cash payments	(5.2)	-	(5.2)
Net restructuring liability, December 31, 2022	62.0	-	62.0

2023 Activity
Recorded expense and accrual	43.4	13.9	57.3
Net cash payments	(66.3)	-	(66.3)
Non-cash charges	-	(13.9)	(13.9)
Reclassification	19.3	-	19.3
Net restructuring liability, September 30, 2023	$58.4	$-	$58.4

Institutional Advancement Program

The Company approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance the Company’s Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging the Company’s ongoing investments in digital technology. In February 2021, the Company expanded the Institutional Plan, and expects that these restructuring charges will be completed by the end of 2023, with total anticipated costs of $70 million ($55 million after tax). The remaining costs are expected to be primarily non-cash costs related to equipment disposals. Actual costs may vary from these estimates depending on actions taken.

During the third quarter of 2023 and 2022, the Company recorded restructuring charges of $1.7 million ($1.2 million after tax) and $1.8 million ($1.3 million after tax), respectively, and $6.2 million ($4.6 million after tax) and $3.9 million ($2.9 million after tax) in the first nine months of 2023 and 2022, respectively, primarily related to severance, disposals of equipment and office closures. The Company has recorded $60.3 million ($46.0 million after tax) of cumulative restructuring charges under the Institutional Plan. Net cash payments were $0 million and non-cash net charges were $1.7 million for the third quarter of 2023. Net cash payments were $3.1 million and non-cash net charges were $5.0 million for the first nine months of 2023.The liability related to the Institutional Plan was $0 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively.

Accelerate 2020

During 2018, the Company formally commenced a restructuring plan, Accelerate 2020 (“the A2020 Plan”), to leverage technology and system investments and organizational changes. The goals of the Plan were to further simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. The restructuring activities were completed at the end of 2022, with total costs of $254.4 million ($198.4 million after tax).

Net cash payments were $1.9 million and $11.4 million for the third quarter and first nine months of 2023, respectively. The liability related to the Plan was $6.7 million and $18.1 million as of the September 30, 2023 and December 31, 2022, respectively. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities.

Other Restructuring Activities

During the third quarter and first nine months of 2022, the Company recorded restructuring charges of $0.6 million ($0.5 million after tax) and $2.6 million ($2.0 million after tax), respectively, related to other immaterial restructuring activity. The charges are primarily related to severance and asset write-offs.

The restructuring liability balance for all other restructuring plans excluding Combined Program, the A2020 Plan and the Institutional Plan was $3.7 million and $23.2 million as of September 30, 2023 and December 31, 2022, respectively. The decrease in liability was driven primarily by the reclass of $19.3 million from other restructuring to the Combined Program in the first nine months of 2023. Cash payments during the third quarter and first nine months of 2023 related to all other restructuring plans excluding the Combined Program, the A2020 Plan and the Institutional Plan were $0 million and $0.2 million, respectively.

Acquisition and integration related costs

Acquisition and integration related costs reported in product and equipment cost of sales on the Consolidated Statements of Income in the third quarter and first nine months of 2022 include $4.2 million ($3.9 million after tax) and $32.7 million ($25.8 million after tax) related primarily to the recognition of fair value step-up in the Purolite Corporation (“Purolite”) inventory and other integration costs.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $3.0 million ($2.2 million after tax) and $4.1 million ($3.9 million after tax) during the third quarter of 2023 and 2022, respectively and $11.5 million ($8.6 million after tax) and $15.0 million ($11.9 million after tax) during the first nine months of 2023 and 2022, respectively. Charges are integration related costs primarily related to the Purolite acquisition.

Further information related to the Company’s acquisitions is included in Note 3.

Russia/Ukraine

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, the Company has made the determination that it will limit its Russian business to operations that are essential to life, providing minimal support for its healthcare, life sciences, food and beverage and certain water businesses. The Company recorded charges of $0.5 million ($0.4 million after tax) and $1.1 million ($0.9 million after tax) in the third quarter and first nine months of 2023, respectively, and recorded charges of $0.8 million ($0.7 million after tax) and $13.1 million ($14.0 million after tax) in the third quarter and first nine months of 2022, respectively, primarily related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other special charges of $13.2 million ($9.9 million after tax) and $23.3 million ($17.6 million after tax) recorded in the third quarter and first nine months of 2023, respectively, relate primarily to certain legal charges, which are recorded in special (gains) and charges on the Consolidated Statements of Income.

Other special charges of $14.0 million ($10.8 million after tax) and $40.1 million ($30.5 million after tax) recorded in the third quarter and first nine months of 2022, respectively relate primarily to COVID-19 related inventory charges and certain legal charges, which are recorded in product and equipment cost of sales and special (gains) and charges on the Consolidated Statements of Income, respectively.

Other (income) expense

The Company incurred settlement expense recorded in other expense on the Consolidated Statements of Income of $24.8 million ($18.8 million after tax) during the third quarter and first nine months of 2022. Expenses are related to U.S. pension plan lump-sum payments to retirees.

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

The purchase accounting for these acquisitions are preliminary and subject to change as the Company finalizes the valuation of intangible assets, income tax balances and working capital. The goodwill arising from the acquisition of Chemlink Laboratories LLC is tax deductible.

No acquisitions occurred during the third quarter of 2023 or first nine months of 2022. The following table summarizes the acquisition date fair value of net assets acquired from the Company’s acquisitions during the first nine months of 2023:

Nine Months Ended
September 30
(millions)	2023
Net tangible assets (liabilities) acquired	$9.8

Identifiable intangible assets
Customer relationships	35.5
Other technology	21.8
Total intangible assets	57.3

Goodwill	40.5
Total aggregate purchase price	107.6

Acquisition-related liabilities and contingent consideration	(5.3)
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration	$102.3

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

During the third quarter of 2023, the Company recorded purchase accounting adjustments. As a result of these purchase accounting adjustments, the Company made $1.7 million of acquisition-related payments, acquisition related net tangible assets increased by $0.4 million, acquisition related liabilities and contingent consideration increased by $0.5 million and goodwill increased by $1.8 million.

The weighted average useful life of identifiable intangible assets acquired during the first nine months of 2023 was 12 years. No intangible assets were acquired during the first nine months of 2022.

4. BALANCE SHEETS INFORMATION

	September 30	December 31
(millions)	2023	2022
Accounts receivable, net
Accounts receivable	$2,983.1	$2,829.0
Allowance for expected credit losses and other accruals	(159.6)	(130.9)
Total	$2,823.5	$2,698.1

Inventories
Finished goods	$967.7	$1,122.7
Raw materials and parts	785.7	849.2
Inventories at FIFO cost	1,753.4	1,971.9
FIFO cost to LIFO cost difference	(217.4)	(179.1)
Total	$1,536.0	$1,792.8

Other current assets
Prepaid assets	$137.7	$123.9
Taxes receivable	194.6	184.1
Derivative assets	44.6	57.5
Other	51.7	39.2
Total	$428.6	$404.7

Property, plant and equipment, net
Land	$155.3	$161.3
Buildings and leasehold improvements	1,160.5	1,126.9
Machinery and equipment	2,057.6	1,966.3
Merchandising and customer equipment	2,726.7	2,635.5
Capitalized software	961.0	962.1
Construction in progress	379.9	403.8
	7,441.0	7,255.9
Accumulated depreciation	(4,108.2)	(3,962.5)
Total	$3,332.8	$3,293.4

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,352.6	3,292.8
Patents	504.9	497.0
Trademarks	406.2	404.0
Other technologies	539.9	518.8
	4,803.6	4,712.6
Accumulated amortization
Customer relationships	(1,749.2)	(1,581.7)
Patents	(315.5)	(292.3)
Trademarks	(229.1)	(202.5)
Other technologies	(211.2)	(185.4)
	(2,505.0)	(2,261.9)
Net intangible assets subject to amortization	2,298.6	2,450.7
Total	$3,528.6	$3,680.7

Other assets
Deferred income taxes	$115.6	$108.1
Pension	153.1	118.4
Derivative asset	36.5	44.5
Other	267.7	264.1
Total	$572.9	$535.1

	September 30	December 31
(millions)	2023	2022
Other current liabilities
Discounts and rebates	$411.4	$357.8
Dividends payable	151.1	150.8
Interest payable	58.5	58.7
Taxes payable, other than income	161.5	162.9
Derivative liability	0.1	21.9
Restructuring	69.3	100.6
Contract liability	105.5	116.5
Operating lease liabilities	119.1	108.3
Other	208.5	208.4
Total	$1,285.0	$1,285.9

Accumulated other comprehensive income (loss)
Unrealized (loss) gain on derivative financial instruments, net of tax	($2.4)	$3.7
Unrecognized pension and postretirement benefit expense, net of tax	(474.7)	(467.4)
Cumulative translation, net of tax	(1,324.3)	(1,262.9)
Total	($1,801.4)	($1,726.6)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of September 30, 2023 and December 31, 2022.

	September 30	December 31
(millions)	2023	2022
Short-term debt
Commercial paper	$-	$-
Notes payable	3.4	3.7
Long-term debt, current maturities	1,125.7	501.4
Total	$1,129.1	$505.1

Lines of Credit

As of September 30, 2023, the Company has a $2.0 billion multi-year revolving credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either September 30, 2023 or December 31, 2022.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. and Euro commercial paper programs as of September 30, 2023 and as of December 31, 2022.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of September 30, 2023 and December 31, 2022, the Company had $3.4 million and $3.7 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of September 30, 2023 and December 31, 2022.

	Maturity	September 30	December 31
(millions)	by Year	2023	2022

Long-term debt
Public notes (2023 principal amount)
Two year 2021 senior notes ($500 million)	2023	$499.7	$498.7
Seven year 2016 senior notes (€575 million)	2024	623.0	596.9
Ten year 2015 senior notes (€575 million)	2025	622.3	596.7
Ten year 2016 senior notes ($750 million)	2026	723.0	721.1
Ten year 2017 senior notes ($500 million)	2027	435.5	433.9
Six Year 2021 senior notes ($500 million)	2027	497.2	496.5
Five Year 2022 senior notes ($500 million)	2028	493.8	492.7
Ten year 2020 senior notes ($698 million)	2030	634.5	653.5
Ten year 2020 senior notes ($600 million)	2031	547.9	555.2
Eleven year 2021 senior notes ($650 million)	2032	645.0	644.6
Thirty year 2011 senior notes ($389 million)	2041	384.7	384.5
Thirty year 2016 senior notes ($200 million)	2046	197.3	197.3
Thirty year 2017 senior notes ($484 million)	2047	426.5	425.5
Thirty year 2020 senior notes ($500 million)	2050	491.0	490.7
Thirty year 2021 senior notes ($850 million)	2051	839.2	838.9
Thirty-four year 2021 senior notes ($685 million)	2055	538.7	537.2
Finance lease obligations and other		13.5	12.8
Total debt		8,612.8	8,576.7
Long-term debt, current maturities		(1,125.7)	(501.4)
Total long-term debt		$7,487.1	$8,075.3

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

Covenants

The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of September 30, 2023.

Net Interest Expense

Interest expense and interest income recognized during the third quarter and first nine months of 2023 and 2022 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2023	2022	2023	2022
Interest expense	$91.3	$66.7	$254.1	$179.1
Interest income	(17.0)	(1.6)	(27.8)	(5.0)
Interest expense, net	$74.3	$65.1	$226.3	$174.1

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

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the nine months ended September 30, 2023 were as follows:

		Global	Global
	Global	Institutional	Healthcare &
(millions)	Industrial	& Specialty	Life Sciences	Other	Total
December 31, 2022	$4,081.8	$567.6	$3,125.4	$237.9	$8,012.7
Current year business combinations	-	40.5	-	-	40.5
Effect of foreign currency translation	14.0	2.6	27.7	0.9	45.2
September 30, 2023	$4,095.8	$610.7	$3,153.1	$238.8	$8,098.4

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

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technologies primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the third quarter of 2023 and 2022 was $77.4 million and $80.6 million, respectively, and during the first nine months of 2023 and 2022 was $229.8 million and $238.8 million, respectively. Amortization expense related to intangible assets for the remaining three-month period of 2023 is expected to be approximately $76 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	September 30, 2023
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$70.0	$-	$70.0	$-
Cross-currency swap derivative contracts	47.5	-	47.5	-

Liabilities
Foreign currency forward contracts	25.6	-	25.6	-
Interest rate swap agreements	207.1	-	207.1	-
Cross-currency swap derivative contracts	18.4	-	18.4	-

	December 31, 2022
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$118.9	$-	$118.9	$-
Cross-currency swap derivative contracts	58.7	-	58.7	-

Liabilities
Foreign currency forward contracts	83.3	-	83.3	-
Interest rate swap agreements	181.4	-	181.4	-
Cross-currency swap derivative contracts	14.5	-	14.5	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$8,612.8	$7,541.9	$8,576.7	$7,643.6

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	September 30	December 31	September 30	December 31
(millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments
Foreign currency forward contracts	$41.2	$78.6	$5.7	$9.2
Interest rate swap agreements	-	-	207.1	181.4
Cross-currency swap derivative contracts	47.5	58.7	18.4	14.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	28.8	40.3	19.9	74.1
Gross value of derivatives	117.5	177.6	251.1	279.2

Gross amounts offset in the Consolidated Balance Sheets	(36.4)	(75.6)	(36.4)	(75.6)
Net value of derivatives	$81.1	$102.0	$214.7	$203.6

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	September 30	December 31
(millions)	2023	2022

Foreign currency forward contracts	$3,801	$5,745
Interest rate swap agreements	1,500	1,500
Cross-currency swap derivative contracts	811	650

Cash Flow Hedges

The Company uses foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including inventory purchases and intercompany royalty, intercompany loans, management fee and other payments. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item on the Consolidated Statements of Income as the underlying exposure being hedged. Cash flow hedged transactions impacting AOCI are forecasted to occur within the next year. For forward contracts designated as hedges of foreign currency exchange rate risk associated with forecasted foreign currency transactions, the Company excludes the changes in fair value attributable to time value from the assessment of hedge effectiveness. The initial value of the excluded component (i.e., the forward points) is amortized on a straight-line basis over the life of the hedging instrument and recognized in the same line item on the Consolidated Statements of Income as the underlying exposure being hedged for intercompany loans. For all other cash flow hedge types, the forward points are marked-to-market monthly and recognized in the same line item on the Consolidated Statements of Income as the underlying exposure being hedged. The difference between fair value changes of the excluded component and the amount amortized on the Consolidated Statements of Income is recorded in AOCI.

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

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities as of		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities as of
Line item in which the hedged item is included	September 30		September 30
(millions)	2023	2022	2023	2022
Long-term debt	$1,294.4	$1,305.6	($208.0)	($196.7)

Net Investment Hedges

The Company designates its outstanding €1,150 million ($1,247 million at the end of the third quarter of 2023) senior notes (“Euronotes”) and related accrued interest as hedges of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

The Company entered into a series of cross-currency swap derivative contracts maturing in 2026 and 2030. These cross-currency swap derivative contracts are designated as net investment hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of September 30, 2023, the Company had €625 million ($661 million) cross-currency swap derivative contracts outstanding as hedges of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

In August 2023, the Company entered into a cross-currency swap derivative contract with a notional amount of CNH 1,094 million maturing in 2032 (CNH is the Chinese Yuan traded in the offshore market). The cross-currency swap derivative contract is designated as a net investment hedge of its Chinese Yuan (“CNY”) denominated exposures from the Company’s investments in certain of its CNY denominated functional currency subsidiaries. The cross-currency swap derivative contract exchanges fixed-rate payments in USD for fixed-rate payments in CNH. As of September 30, 2023, the Company had a CNH 1,094 million ($150 million) cross-currency swap derivative contract outstanding as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2023	2022	2023	2022
Revaluation (loss) gain, net of tax:
Euronotes	($13.5)	$59.8	($38.4)	$112.6
Cross-currency swap derivative contracts	5.3	22.9	(10.3)	60.4
Total revaluation (loss) gain, net of tax	($8.2)	$82.7	($48.7)	$173.0

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	Third Quarter Ended
	September 30
	2023			2022
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$1.5	($10.4)	$-	$2.7	$52.7	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	1.9	-	-	3.3
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(0.5)	-	-	(0.6)

(Loss) gain on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of (loss) gain recognized in income	-	(6.2)	-	-	49.6	-
Total gain (loss) of all derivative instruments	$1.5	($16.6)	$1.4	$2.7	$102.3	$2.7

	Nine Months Ended
	September 30
	2023			2022
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$9.6	($20.8)	$-	$3.5	$104.8	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	6.0	-	-	11.0
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(1.4)	-	-	(1.8)

(Loss) gain on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of (loss) gain recognized in income	-	(34.3)	-	-	98.0	-
Total gain (loss) of all derivative instruments	$9.6	($55.1)	$4.6	$3.5	$202.8	$9.2

Subsequent Event

In October 2023 the Company entered into a cross-currency swap derivative contract with a notional amount of CNH 1,098 million ($150 million) maturing in 2032. The cross-currency swap derivative contract is designated as a net investment hedge of its CNY denominated exposures from the Company’s investments in certain of its CNY denominated functional currency subsidiaries. The cross-currency swap derivative contract exchanges fixed-rate payments in USD for fixed-rate payments in CNH.

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2023	2022	2023	2022
Derivative and Hedging Instruments
Unrealized (loss) gain on derivative and hedging instruments
Amount recognized in AOCI	($8.2)	$74.2	($14.9)	$134.6
(Gain) loss reclassified from AOCI into income
COS	(1.5)	(2.7)	(9.6)	(3.5)
SG&A	10.4	(52.7)	20.8	(104.8)
Interest (income) expense, net	(1.4)	(2.7)	(4.6)	(9.2)
	7.5	(58.1)	6.6	(117.5)
Other activity	(1.1)	0.2	0.1	0.7
Tax impact	1.9	(4.7)	2.1	(4.7)
Net of tax	$0.1	$11.6	($6.1)	$13.1

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net actuarial (loss) gain	$-	($151.7)	$-	($151.7)
Amount reclassified from AOCI into income
Settlement charge	-	24.8	0.6	25.7
Amortization of net actuarial loss and prior period service credits, net	1.0	14.3	3.5	43.7
	1.0	(112.6)	4.1	(82.3)
Other activity	(3.3)	24.7	(9.4)	42.6
Tax impact	(0.9)	25.6	(2.0)	19.1
Net of tax	($3.2)	($62.3)	($7.3)	($20.6)

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	$5.6	($43.7)	$4.9	($88.5)

Pension and postretirement benefits amortization of net actuarial losses and prior period service credits and settlement charges reclassified from AOCI into income, net of tax	(3.2)	29.7	(7.3)	53.1

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015 and November 2022, the Company’s Board of Directors authorized the repurchase of up to 20,000,000 and 10,000,000, respectively, additional shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of September 30, 2023, 12,917,097 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first nine months of 2023, the Company reacquired 72,900 shares of its common stock related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2023	2022	2023	2022

Net income attributable to Ecolab	$404.0	$347.1	$967.1	$827.3

Weighted-average common shares outstanding
Basic	285.1	284.9	284.9	285.4
Effect of dilutive stock options and units	1.8	1.4	1.5	1.6
Diluted	286.9	286.3	286.4	287.0

Earnings attributable to Ecolab per common share
Basic EPS	$1.42	$1.22	$3.39	$2.90
Diluted EPS	$1.41	$1.21	$3.38	$2.88

Anti-dilutive securities excluded from the computation of diluted EPS	2.3	2.5	3.5	2.5

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 19.1% and 14.6% for the third quarter of 2023 and 2022, respectively, and 19.4% and 17.9% for the first nine months of 2023 and 2022, respectively. The change in the Company’s tax rate for the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax expense related to discrete tax items of $3.5 million and $2.3 million in the third quarter and first nine months of 2023, respectively. This included share-based compensation excess tax benefits of $0.8 million and $2.7 million in the third quarter and first nine months of 2023, respectively. Additionally, the Company recognized discrete tax expense of $4.3 million and $5.0 million during the third quarter and first nine months of 2023, respectively, primarily due to prior year adjustments, changes in estimates, audit settlements, uncertain tax positions, and repricing of deferred tax balances.

The Company recognized net tax benefit related to discrete tax items of $14.2 million and $9.5 million in the third quarter and first nine months of 2022, respectively. This included a deferred tax benefit of $14.6 million associated with utilization of tax attributes as a result of legal entity rationalization and share-based compensation excess tax benefits of $0.7 million and $4.3 million in the third quarter and first nine months of 2022, respectively. Additionally, the Company recognized discrete tax expense of $1.1 million and $9.4 million during the third quarter and first nine months of 2022, respectively, primarily due to audit settlements, uncertain tax positions, prior year return adjustments, repricing of deferred tax balances and other changes in estimates.

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

The components of net periodic pension and postretirement health care benefit expense for the third quarter ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2023	2022	2023	2022	2023	2022
Service cost	$9.8	$10.5	$6.3	$6.8	$0.1	$0.2
Interest cost on benefit obligation	22.0	14.1	11.5	5.3	1.4	0.8
Expected return on plan assets	(36.2)	(36.7)	(14.2)	(16.8)	-	(0.1)
Recognition of net actuarial loss (gain)	-	10.0	2.5	5.6	(0.8)	(0.1)
Amortization of prior service benefit	(0.6)	(1.2)	(0.1)	-	-	-
Curtailments and settlements	-	24.8	-	-	-	-
Total expense (benefit)	($5.0)	$21.5	$6.0	$0.9	$0.7	$0.8

The components of net periodic pension and postretirement health care benefit expense for the nine months ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2023	2022	2023	2022	2023	2022
Service cost	$30.6	$31.5	$17.1	$21.0	$0.3	$0.6
Interest cost on benefit obligation	66.0	42.3	34.5	16.5	4.2	2.4
Expected return on plan assets	(108.8)	(110.1)	(42.0)	(52.8)	-	(0.3)
Recognition of net actuarial loss (gain)	-	30.0	9.3	17.4	(2.4)	(0.3)
Amortization of prior service benefit	(3.1)	(3.4)	(0.3)	-	-	-
Curtailments and settlements	0.7	25.7	-	-	(0.1)	-
Total expense (benefit)	($14.6)	$16.0	$18.6	$2.1	$2.0	$2.4

Service cost is included as employee compensation cost in either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of September 30, 2023, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first nine months of 2023, the Company made contributions of $5 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $4 million to such plans during the remainder of 2023. In September 2023, the Company made a $50 million voluntary contribution to its non-contributory qualified U.S. pension plan.

During the first nine months of 2023, the Company made contributions of $29 million to its international pension plans and estimates it will contribute an additional $11 million to such plans during the remainder of 2023.

During the first nine months of 2023, the Company made contributions of $8 million to its U.S. postretirement health care plans and estimates it will contribute an additional $3 million to such plans during the remainder of 2023.

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

On June 3, 2020, the Company completed the separation of its Upstream Energy business (“ChampionX”). The Company entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months and for a smaller set of products with limited suppliers over the next few years. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for the third quarter of 2023 and 2022 were $15.0 million and $27.8 million, respectively, and for the first nine months of 2023 and 2022 were $55.4 million and $96.4 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had an outstanding accounts receivable balance for sales of product to ChampionX of $9.4 million and $12.9 million, respectively.

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

The Company’s operating lease revenue was as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2023	2022	2023	2022
Operating lease revenue*	$128.4	$118.1	$383.5	$345.4

*Includes immaterial variable lease revenue

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. The Corporate segment includes sales to ChampionX under the Master Cross Supply and Product Transfer agreements entered into as part of the ChampionX Separation. For more information about the Company’s reportable segments, refer to Note 15.

Net sales at public exchange rates by reportable segment are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2023	2022	2023	2022
Global Industrial
Product and sold equipment	$1,614.0	$1,551.8	$4,700.0	$4,381.6
Service and lease equipment	227.8	217.8	659.7	643.6
Global Institutional & Specialty
Product and sold equipment	1,071.8	966.9	3,039.8	2,730.2
Service and lease equipment	241.2	199.1	674.2	574.5
Global Healthcare & Life Sciences
Product and sold equipment	378.5	329.5	1,095.0	1,023.7
Service and lease equipment	27.7	27.1	81.7	86.6
Other
Product and sold equipment	91.6	87.1	261.8	242.1
Service and lease equipment	290.5	262.3	814.2	737.9
Corporate
Product and sold equipment	15.0	27.7	55.4	96.3
Service and lease equipment	-	-	-	0.1
Total
Total product and sold equipment	$3,170.9	$2,963.0	$9,152.0	$8,473.9
Total service and lease equipment	$787.2	$706.3	$2,229.8	$2,042.7

Net sales at public exchange rates by geographic region for the third quarter ended September 30 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022

North America	$832.1	$836.4	$963.5	$860.5	$170.3	$146.5	$244.9	$227.1	$12.8	$24.8
Europe	385.8	350.3	183.8	162.8	186.5	163.0	81.2	70.0	0.5	0.7
Asia Pacific	218.4	207.2	58.3	53.5	25.5	23.1	21.5	19.6	1.0	1.1
Latin America	193.2	160.6	49.4	40.8	6.8	6.4	14.9	12.9	0.7	1.1
Greater China	95.5	101.0	40.9	33.5	11.5	12.8	17.2	17.1	-	-
India, Middle East and Africa	116.8	114.1	17.1	14.9	5.6	4.8	2.4	2.7	-	-
Total	$1,841.8	$1,769.6	$1,313.0	$1,166.0	$406.2	$356.6	$382.1	$349.4	$15.0	$27.7

Net sales at public exchange rates by geographic region for the nine months ended September 30 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
(millions)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022

North America	$2,437.5	$2,329.6	$2,731.2	$2,420.6	$490.6	$449.1	$687.5	$623.7	$45.9	$84.5
Europe	1,117.0	1,005.1	505.0	463.8	547.0	513.8	222.5	201.8	2.5	2.2
Asia Pacific	654.9	621.3	173.5	159.2	67.8	67.5	64.7	55.8	2.8	3.2
Latin America	531.4	453.0	138.3	119.1	19.1	17.6	42.7	39.0	4.2	6.2
Greater China	291.1	317.7	117.0	102.4	35.2	44.6	51.5	51.7	-	0.1
India, Middle East and Africa	327.8	298.5	49.0	39.6	17.0	17.7	7.1	8.0	-	0.2
Total	$5,359.7	$5,025.2	$3,714.0	$3,304.7	$1,176.7	$1,110.3	$1,076.0	$980.0	$55.4	$96.4

Net sales by geographic region were determined based on origin of sale. The United States made up 53% and 53% of total revenues during the nine months ended September 30, 2023 and 2022, respectively.

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

The Company’s allowance for expected return of products shipped and credits related to pricing or quantities shipped was $76.8 million and $37.1 million as of September 30, 2023 and 2022, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

	Nine Months Ended
	September 30
(millions)	2023	2022

Beginning balance	$71.9	$52.8
Bad debt expense	44.2	26.8
Write-offs	(32.6)	(12.8)
Other (a)	(0.8)	2.1
Ending balance	$82.7	$68.9

(a)	Other amounts are primarily the effects of changes in currency translations.

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

The following table summarizes the contract liability activity:

	Nine Months Ended
	September 30
(millions)	2023	2022

Contract liability as of beginning of the year	$116.5	$91.7

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(116.5)	(91.7)

Increases due to billings excluding amounts recognized as revenue during the period ended	105.5	109.1

Contract liability as of end of period	$105.5	$109.1

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

The impact of the preceding changes on previously reported full year 2022 reportable segment net sales and operating income is summarized as follows:

	December 31, 2022

	2022 Reported		Fixed	2022 Reported
	Valued at 2022		Currency	Valued at 2023
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$6,944.0	$-	($207.7)	$6,736.3
Global Institutional & Specialty	4,480.0	10.2	(75.9)	4,414.3
Global Healthcare & Life Sciences	1,570.0	-	(64.2)	1,505.8
Other	1,355.0	(10.2)	(31.5)	1,313.3
Corporate	124.1	-	(0.4)	123.7
Subtotal at fixed currency rates	14,473.1	-	(379.7)	14,093.4
Effect of foreign currency translation	(285.3)		379.7	94.4
Consolidated reported GAAP net sales	$14,187.8	$-	$-	$14,187.8

Operating Income
Global Industrial	$977.0	$0.8	($42.0)	$935.8
Global Institutional & Specialty	634.5	(1.6)	(11.2)	621.7
Global Healthcare & Life Sciences	205.0	(1.8)	(9.9)	193.3
Other	212.8	2.6	(5.5)	209.9
Corporate	(416.7)	-	2.3	(414.4)
Subtotal at fixed currency rates	1,612.6	-	(66.3)	1,546.3
Effect of foreign currency translation	(50.1)		66.3	16.2
Consolidated reported GAAP operating income	$1,562.5	$-	$-	$1,562.5

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2023	2022	2023	2022
Net Sales
Global Industrial	$1,826.9	$1,763.4	$5,321.8	$4,928.1
Global Institutional & Specialty	1,308.7	1,165.7	3,703.9	3,275.2
Global Healthcare & Life Sciences	400.7	360.1	1,166.8	1,092.7
Other	380.3	350.8	1,072.2	970.1
Corporate	15.0	27.7	55.3	96.1
Subtotal at fixed currency rates	3,931.6	3,667.7	11,320.0	10,362.2
Effect of foreign currency translation	26.5	1.6	61.8	154.4
Consolidated reported GAAP net sales	$3,958.1	$3,669.3	$11,381.8	$10,516.6

Operating Income
Global Industrial	$287.5	$266.6	$758.5	$663.3
Global Institutional & Specialty	249.9	195.2	584.3	452.4
Global Healthcare & Life Sciences	44.0	32.0	111.7	129.1
Other	72.9	63.3	186.4	152.0
Corporate	(92.2)	(76.6)	(248.4)	(263.0)
Subtotal at fixed currency rates	562.1	480.5	1,392.5	1,133.8
Effect of foreign currency translation	3.9	2.5	9.8	29.5
Consolidated reported GAAP operating income	$566.0	$483.0	$1,402.3	$1,163.3

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of September 30, 2023, and the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 2, 2023

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

OVERVIEW OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2023

Sales Performance

When comparing third quarter 2023 against third quarter 2022, sales performance was as follows:

●	Reported net sales increased 8% to $3,958.1 million and organic sales increased 7%.
●	Organic sales for our Global Industrial segment increased 4% to $1,826.9 million, led by growth in Food & Beverage and Water which more than offset the expected decline in Paper sales
●	Organic sales for our Global Institutional & Specialty segment increased 11% to $1,291.4 million with double-digit growth in both Institutional and Specialty.
●	Organic sales for our Global Healthcare & Life Sciences segment increased 11% to $400.7 million driven by improved growth in Healthcare and Life Sciences.
●	Organic sales for Other increased 8% to $380.3 million led by double-digit growth in Pest Elimination.

Financial Performance

When comparing third quarter 2023 against third quarter 2022, our financial performance was as follows:

●	Reported operating income increased 17% to $566.0 million. Organic operating income increased 20%.
●	Net income attributable to Ecolab increased 16% to $404.0 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2023 and 2022 reported results, our adjusted net income attributable to Ecolab increased 19%.
●	Reported diluted EPS increased 17% to $1.41. Excluding the impact of special (gains) and charges and discrete tax items from both 2023 and 2022 reported results, adjusted diluted EPS increased 18% to $1.54 in the third quarter of 2023.
●	Our reported tax rate was 19.1% during the third quarter of 2023, compared to 14.6% during the third quarter of 2022. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2023 and 2022 results, our adjusted tax rate was 18.5% during the third quarter of 2023, compared to 18.3% during the third quarter of 2022.

RESULTS OF OPERATIONS

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2023	2022	Change	2023	2022	Change
Product and equipment sales	$3,170.9	$2,963.0		$9,152.0	$8,473.9
Service and lease sales	787.2	706.3		2,229.8	2,042.7
Reported GAAP net sales	$3,958.1	$3,669.3	8%	$11,381.8	$10,516.6	8%
Effect of foreign currency translation	(26.5)	(1.6)		(61.8)	(154.4)
Non-GAAP fixed currency sales	$3,931.6	$3,667.7	7%	$11,320.0	$10,362.2	9%
Effect of acquisitions and divestitures	(32.3)	(27.7)		(79.0)	(96.1)
Non-GAAP organic sales	$3,899.3	$3,640.0	7%	$11,241.0	$10,266.1	9%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2023 sales change are shown below:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
(percent)	2023	2023
Volume	-%	-%
Price changes	7	10
Organic sales change	7	9
Acquisitions and divestitures	-	-
Fixed currency sales change	7	9
Foreign currency translation	1	(1)
Reported GAAP net sales change	8%	8%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Third Quarter Ended				Nine Months Ended
	September 30				September 30
	2023		2022		2023		2022
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,868.1		$1,877.1		$5,561.7		$5,371.7
Service and lease cost of sales	462.4		414.5		1,308.8		1,204.4
Reported GAAP COS and gross margin	$2,330.5	41.1%	$2,291.6	37.5%	$6,870.5	39.6%	$6,576.1	37.5%
Special (gains) and charges	5.9		7.1		17.2		61.7
Non-GAAP adjusted COS and gross margin	$2,324.6	41.3%	$2,284.5	37.7%	$6,853.3	39.8%	$6,514.4	38.1%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 41.1% and 37.5% for the third quarter of 2023 and 2022, respectively. Our reported gross margin was 39.6% and 37.5% for the first nine months of 2023 and 2022, respectively. Special (gains) and charges included in items impacting cost of sales are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges within COS, third quarter 2023 and 2022 adjusted gross margin was 41.3% and 37.7%, respectively, and for the first nine months of 2023 and 2022 was 39.8% and 38.1%, respectively.

Our adjusted gross margin increased when comparing the third quarter of 2023 against the third quarter of 2022 reflecting strong pricing and slightly lower delivered product costs.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 25.9% and 26.6% for the third quarter and first nine months of 2023, respectively, compared to 23.9% and 26.0% for the third quarter and first nine months of 2022, respectively. The SG&A ratio to sales in the third quarter of 2023 increased as sales leverage and cost savings were offset by investments in the business including incentive compensation.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2023	2022	2023	2022
Cost of sales
Restructuring activities	$5.9	$2.1	$17.2	$5.5
Acquisition and integration activities	-	4.2	-	32.7
Russia/Ukraine	-	0.8	-	7.2
Other	-	-	-	16.3
Cost of sales subtotal	5.9	7.1	17.2	61.7

Special (gains) and charges
Restructuring activities	20.0	(0.3)	46.3	0.8
Acquisition and integration activities	3.0	4.1	11.5	15.0
Russia/Ukraine	0.5	-	1.1	5.9
Other	13.2	14.0	23.3	23.8
Special (gains) and charges subtotal	36.7	17.8	82.2	45.5

Operating income subtotal	42.6	24.9	99.4	107.2

Other (income) expense	-	24.8	-	24.8

Total special (gains) and charges	$42.6	$49.7	$99.4	$132.0

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

Combined Program

In November 2022, we approved a Europe cost savings program. In connection with these actions, we expected to incur pre-tax charges of $130 million ($110 million after tax) or $0.38 per diluted share. In February 2023, we expanded our previously announced Europe cost savings program to focus on its Institutional and Healthcare businesses in other regions. In connection with the expanded program (“Combined Program”), we expect to incur total pre-tax charges of $195 million ($150 million after tax) or $0.52 per diluted share. We expect that these restructuring charges will be completed by the end of 2024. Program actions include headcount reductions from terminations, not filling certain open positions, and facility closures. The Combined Program charges are expected to be primarily cash expenditures related to severance and asset disposals.

In anticipation of this Combined Program, a limited number of actions were taken in the fourth quarter of 2022. As a result, we reclassified $19.3 million ($14.5 million after tax) or $0.05 per diluted share from other restructuring to the Combined Program in the first quarter of 2023.

During the third quarter and first nine months of 2023 we recorded total Combined Program restructuring charges of $24.2 million ($20.5 million after tax) or $0.07 per diluted share and $57.3 million ($46.9 million after tax) or $0.16 per diluted share, respectively, primarily related to severance. The net liability related to the Combined Program was $58.4 million and $62.0 million as of September 30, 2023 and December 31, 2022, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

The Combined Program has delivered $104 million of cumulative cost savings with estimated annualized cost savings of $175 million in continuing operations by 2024.

Institutional Advancement Program

We approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance our Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging our ongoing investments in digital technology. In February 2021, we expanded the Institutional Plan, and we expect that these restructuring charges will be completed by the end of 2023, with total anticipated costs of $70 million ($55 million after tax) or $0.19 per diluted share. The remaining costs are expected to be primarily non-cash charges related to equipment disposals. Actual costs may vary from these estimates depending on actions taken.

In the third quarter and first nine months of 2023, we recorded restructuring charges of $1.7 million ($1.2 million after tax) or $0.01 per diluted share and $6.2 million ($4.6 million after tax) or $0.02 per diluted share, respectively, primarily related to disposals of equipment. We have recorded $60.3 million ($40.6 million after tax), or $0.14 per diluted share of cumulative restructuring charges under the Institutional Plan. Net cash payments were $0 million and $3.1 million and non-cash net charges were $1.7 million and $5.0 million for the third quarter and first nine months of 2023, respectively. The liability related to the Institutional Plan was $0 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively.

The Institutional Plan has delivered $54 million of annual cost savings.

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

Net cash payments were $1.9 million and $11.4 million for the third quarter and first nine months of 2023, respectively. The liability related to the Plan was $6.7 million and $18.1 million as of September 30, 2023 and December 31, 2022, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The A2020 Plan has delivered $315 million of cumulative cost savings.

Other Restructuring Activities

During the third quarter and first nine months of 2022, we incurred restructuring charges of $0.6 million ($0.5 million after tax), or less than $0.01 per diluted share and $2.6 million ($2.0 million after tax), or less than $0.01 per diluted share, respectively, related to other immaterial restructuring activity.

The restructuring liability balance for all other restructuring plans excluding the Combined Program, the A2020 Plan and the Institutional Plan was $3.7 million and $23.2 million as of September 30, 2023 and December 31, 2022, respectively. The decrease in liability was driven primarily by the reclass of $19.3 million from other restructuring to the Combined Program in the first nine months of 2023. Cash payments during the third quarter and first nine months of 2023 related to all other restructuring plans excluding the Combined Program, the A2020 Plan and the Institutional Plan were $0 million and $0.2 million, respectively.

Acquisition and integration related costs

Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statements of Income in the third quarter and first nine months of 2022 include $4.2 million ($3.9 million after tax) or $0.01 per diluted share and $32.7 million ($25.8 million after tax) or $0.09 per diluted share, respectively, related primarily to the recognition of fair value step-up in the Purolite Corporation (“Purolite”) inventory.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $3.0 million ($2.2 million after tax) or $0.01 per diluted share and $11.5 million ($8.6 million after tax) or $0.03 per diluted share in the third quarter and first nine months of 2023, respectively. Charges are integration related costs primarily related to the Purolite acquisition.

Russia/Ukraine activities

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We incurred charges of $0.5 million ($0.4 million after tax) or less than $0.01 per diluted share and charges of $0.8 million ($0.7 million after tax) or less than $0.01 per diluted share in the third quarter of 2023 and 2022, respectively, and charges of $1.1 million ($0.9 million after tax) or less than $0.01 per diluted share and charges of $13.1 million ($14.0 million after tax) or $0.05 per diluted share in the first nine months of 2023 and 2022, respectively, primarily related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other special charges recorded in product and equipment cost of sales and special (gains) and charges on the Consolidated Statements of Income in the third quarter of 2023 and 2022 were $13.2 million ($9.9 million after tax) or $0.03 per diluted share and $14.0 million ($10.8 million after tax) or $0.04 per diluted share, respectively, and in the first nine months of 2023 and 2022 were $23.3 million ($17.6 million after tax) or $0.06 per diluted share and $40.1 million ($30.5 million after tax) or $0.11 per diluted share, respectively, primarily related to certain legal charges and 2022 COVID-19 related inventory charges.

Other (income) expense

We incurred settlement expense recorded in other (income) expense on the Consolidated Statements of Income of $24.8 million ($18.8 million after tax) or $0.07 per diluted share during the third quarter and first nine months of 2022. Expenses are related to U.S. pension plan lump-sum payments to retirees.

Operating Income and Operating Income Margin

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2023	2022		2023	2022
Reported GAAP operating income	$566.0	$483.0	17%	$1,402.3	$1,163.3	21%
Special (gains) and charges	42.6	24.9		99.4	107.2
Non-GAAP adjusted operating income	608.6	507.9	20%	1,501.7	1,270.5	18%
Effect of foreign currency translation	(4.6)	(2.1)		(10.5)	(27.9)
Non-GAAP adjusted fixed currency operating income	604.0	505.8	19%	1,491.2	1,242.6	20%
Effect of acquisitions and divestitures	0.1	(0.4)		(1.9)	(0.4)
Non-GAAP organic operating income	$604.1	$505.4	20%	$1,489.3	$1,242.2	20%

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(percent)	2023	2022		2023	2022
Reported GAAP operating income margin	14.3%	13.2%		12.3%	11.1%
Non-GAAP adjusted operating income margin	15.4%	13.8%		13.2%	12.1%
Non-GAAP adjusted fixed currency operating income margin	15.4%	13.8%		13.2%	12.0%
Non-GAAP organic operating income margin	15.5%	13.9%		13.2%	12.1%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 17% and 21% in the third quarter and first nine months of 2023, respectively, versus the comparable periods of 2022. Our reported operating income for 2023 and 2022 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2023 and 2022 reported results, our adjusted operating income increased 20% and 18% in the third quarter and first nine months of 2023.

As shown in the previous table, foreign currency had a 1 and (2) percentage point impact on adjusted operating income growth for the third quarter and first nine months of 2023, respectively. Foreign currency had a 5 and 4 percentage points impact on adjusted operating income growth for the third quarter and first nine months of 2022.

Other (Income) Expense

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2023	2022	Change	2023	2022	Change
Reported GAAP other (income) expense	($14.5)	$5.7	(354)%	($42.0)	($32.6)	29%
Special (gains) and charges	-	24.8		-	24.8
Non-GAAP adjusted other (income) expense	($14.5)	($19.1)	(24)%	($42.0)	($57.4)	(27)%

Reported other (income) expense increased to ($14.5) million from $5.7 million in the third quarter of 2023 compared to the third quarter of 2022, respectively. Reported other income increased to $42.0 million from $32.6 million in the first nine months of 2023 compared to the first nine months of 2022, respectively. We recognized pension settlement expense of $24.8 million in special (gains) and charges in third quarter and first nine months of 2022. Other income in the third quarter of 2023 increased as modestly higher pension costs were more than offset by the 2022 $24.8 million settlement expense related to U.S. pension plan lump-sum payments to retirees.

Interest Expense, Net

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2023	2022	Change	2023	2022	Change
Reported GAAP interest expense, net	$74.3	$65.1	14%	$226.3	$174.1	30%

Reported net interest expense was $74.3 million and $65.1 million in the third quarter of 2023 and 2022, respectively, and $226.3 million and $174.1 million in the first nine months of 2023 and 2022, respectively. The increase in interest expense reflected the impact from higher average interest rates on outstanding debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2023	2022	2023	2022
Reported GAAP tax rate	19.1%	14.6%	19.4%	17.9%
Tax rate impact of:
Special (gains) and charges	0.1	0.6	0.1	0.2
Discrete tax items	(0.7)	3.1	(0.2)	0.8
Non-GAAP adjusted tax rate	18.5%	18.3%	19.3%	18.9%

Our reported tax rate was 19.1% and 14.6% for the third quarter of 2023 and 2022, respectively and 19.4% and 17.9% for the first nine months of 2023 and 2022, respectively. The change in our tax rate for the third quarter and first nine months of 2023 versus the comparable periods of 2022 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax expense related to discrete tax items of $3.5 million and $2.3 million in the third quarter and first nine months of 2023, respectively. This included share-based compensation excess tax benefits of $0.8 million and $2.7 million in the third quarter and first nine months of 2023, respectively. Additionally, we recognized net tax expense related to discrete tax items of $4.3 million and $5.0 million in the third quarter and first nine months of 2023, respectively, primarily due to prior year adjustments, changes in estimates, audit settlements, uncertain tax positions, and repricing of deferred tax balances.

We recognized a net tax benefit related to discrete tax items of $14.2 million and $9.5 million in the third quarter and first nine months of 2022, respectively. This included a deferred tax benefit of $14.6 million associated with utilization of tax attributes as a result of legal entity rationalization and share-based compensation excess tax benefits of $0.7 million and $4.3 million in the third quarter and first nine months of 2022, respectively. Additionally, we recognized discrete tax expense of $1.1 million and $9.4 million in the third quarter and first nine months of 2022, respectively, primarily due to audit settlements, uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2023	2022	Change	2023	2022	Change
Reported GAAP net income attributable to Ecolab	$404.0	$347.1	16%	$967.1	$827.3	17%
Adjustments:
Special (gains) and charges, after tax	34.2	39.6		78.6	105.8
Discrete tax net expense	3.5	(14.2)		2.3	(9.5)
Non-GAAP adjusted net income attributable to Ecolab	$441.7	$372.5	19%	$1,048.0	$923.6	13%

Diluted EPS

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(dollars)	2023	2022	Change	2023	2022	Change
Reported GAAP diluted EPS	$1.41	$ 1.21	17%	$3.38	$ 2.88	17%
Adjustments:
Special (gains) and charges, after tax	0.12	0.14		0.27	0.37
Discrete tax net expense	0.01	(0.05)		0.01	(0.03)
Non-GAAP adjusted diluted EPS	$1.54	$ 1.30	18%	$3.66	$ 3.22	14%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately ($0.00) and ($0.08) per share on diluted EPS for the third quarter and first nine months of 2023, when compared to the comparable periods of 2022.

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

Fixed currency net sales and operating income for the third quarter and first nine months of 2023 and 2022 for our reportable segments are shown in the following tables:

Net Sales	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2023	2022	Change	2023	2022	Change
Global Industrial	$1,826.9	$1,763.4	4%	$5,321.8	$4,928.1	8%
Global Institutional & Specialty	1,308.7	1,165.7	12	3,703.9	3,275.2	13
Global Healthcare & Life Sciences	400.7	360.1	11	1,166.8	1,092.7	7
Other	380.3	350.8	8	1,072.2	970.1	11
Corporate	15.0	27.7	(46)	55.3	96.1	(42)
Subtotal at fixed currency	3,931.6	3,667.7	7	11,320.0	10,362.2	9
Effect of foreign currency translation	26.5	1.6		61.8	154.4
Consolidated reported GAAP net sales	$3,958.1	$3,669.3	8%	$11,381.8	$10,516.6	8%

Operating Income	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2023	2022	Change	2023	2022	Change
Global Industrial	$287.5	$266.6	8%	$758.5	$663.3	14%
Global Institutional & Specialty	249.9	195.2	28	584.3	452.4	29
Global Healthcare & Life Sciences	44.0	32.0	38	111.7	129.1	(13)
Other	72.9	63.3	15	186.4	152.0	23
Corporate	(92.2)	(76.6)	(20)	(248.4)	(263.0)	6
Subtotal at fixed currency	562.1	480.5	17	1,392.5	1,133.8	23
Effect of foreign currency translation	3.9	2.5		9.8	29.5
Consolidated reported GAAP operating income	$566.0	$483.0	17%	$1,402.3	$1,163.3	21%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	Third Quarter Ended
	September 30
Net Sales	2023			2022
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$1,826.9	$-	$1,826.9	$1,763.4	$-	$1,763.4
Global Institutional & Specialty	1,308.7	(17.3)	1,291.4	1,165.7	-	1,165.7
Global Healthcare & Life Sciences	400.7	-	400.7	360.1	-	360.1
Other	380.3	-	380.3	350.8	-	350.8
Corporate	15.0	(15.0)	-	27.7	(27.7)	-
Subtotal at fixed currency	3,931.6	(32.3)	3,899.3	3,667.7	(27.7)	3,640.0
Effect of foreign currency translation	26.5			1.6
Consolidated reported GAAP net sales	$3,958.1			$3,669.3

Operating Income	2023			2022
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$287.5	$-	$287.5	$266.6	$-	$266.6
Global Institutional & Specialty	249.9	(0.1)	249.8	195.2	-	195.2
Global Healthcare & Life Sciences	44.0	-	44.0	32.0	-	32.0
Other	72.9	-	72.9	63.3	-	63.3
Corporate	(50.3)	0.2	(50.1)	(51.3)	(0.4)	(51.7)
Non-GAAP adjusted fixed currency operating income	604.0	0.1	604.1	505.8	(0.4)	505.4
Special (gains) and charges	41.9			25.3
Subtotal at fixed currency	562.1			480.5
Effect of foreign currency translation	3.9			2.5
Consolidated reported GAAP operating income	$566.0			$483.0

	Nine Months Ended
	September 30
Net Sales	2023			2022
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$5,321.8	$-	$5,321.8	$4,928.1	$-	$4,928.1
Global Institutional & Specialty	3,703.9	(23.7)	3,680.2	3,275.2	-	3,275.2
Global Healthcare & Life Sciences	1,166.8	-	1,166.8	1,092.7	-	1,092.7
Other	1,072.2	-	1,072.2	970.1	-	970.1
Corporate	55.3	(55.3)	-	96.1	(96.1)	-
Subtotal at fixed currency	11,320.0	(79.0)	11,241.0	10,362.2	(96.1)	10,266.1
Effect of foreign currency translation	61.8			154.4
Consolidated reported GAAP net sales	$11,381.8			$10,516.6

Operating Income	2023			2022
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$758.5	$-	$758.5	$663.3	$-	$663.3
Global Institutional & Specialty	584.3	(0.8)	583.5	452.4	-	452.4
Global Healthcare & Life Sciences	111.7	-	111.7	129.1	-	129.1
Other	186.4	-	186.4	152.0	-	152.0
Corporate	(149.7)	(1.1)	(150.8)	(154.2)	(0.4)	(154.6)
Non-GAAP adjusted fixed currency operating income	1,491.2	(1.9)	1,489.3	1,242.6	(0.4)	1,242.2
Special (gains) and charges	98.7			108.8
Subtotal at fixed currency	1,392.5			1,133.8
Effect of foreign currency translation	9.8			29.5
Consolidated reported GAAP operating income	$1,402.3			$1,163.3

Unless otherwise noted, the following segment performance commentary compares the third quarter and first nine months of 2023 against the third quarter and first nine months of 2022.

Global Industrial

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Sales at fixed currency (millions)	$1,826.9	$1,763.4	$5,321.8	$4,928.1
Sales at public currency (millions)	1,841.8	1,769.6	5,359.7	5,025.2

Volume	(3)%		(2)%
Price changes	6%		11%
Organic sales change	4%		8%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	4%		8%
Foreign currency translation	-%		(1)%
Public currency sales change	4%		7%

Operating income at fixed currency (millions)	$287.5	$266.6	$758.5	$663.3
Operating income at public currency (millions)	289.8	269.0	765.1	684.2

Fixed currency operating income change	8%		14%
Fixed currency operating income margin	15.7%	15.1%	14.3%	13.5%
Organic operating income change	8%		14%
Organic operating income margin	15.7%	15.1%	14.3%	13.5%
Public currency operating income change	8%		12%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Industrial increased in the third quarter and first nine months of 2023, led by growth in Food & Beverage and Water which more than offset the expected decline in third quarter Paper sales.

Water organic sales increased 5% and 9% in the third quarter and first nine months of 2023, respectively, driven by pricing and new business wins. Light industry reported good sales growth led by continued strong performance across data centers and microelectronics. Heavy industry recorded strong sales growth led by primary metals while power and chemicals sales showed solid growth. Downstream industry reported strong sales growth driven by water treatment. Food & Beverage organic sales increased 7% and 11% in the third quarter and first nine months of 2023, respectively, reflecting strong sales growth driven by pricing and new business. Paper organic sales decreased 7% and remained flat in the third quarter and first nine months of 2023, respectively, reflecting pricing and new business wins that were more than offset by easing customer production rates.

Operating Income

Organic operating income and organic operating income margins increased for Global Industrial in both the third quarter and first nine months of 2023, respectively.

Organic operating income margins increased 0.6 percentage points during the third quarter of 2023, as the 4.9 percentage point positive impact of pricing overcame the 4.0 percentage point negative impacts of investments in the business including incentive compensation, and lower volume. Organic operating income margins increased 0.8 percentage points during the first nine months of 2023, as the 8.2 percentage point positive impact of pricing overcame the 6.8 percentage point negative impacts of investments in the business including incentive compensation, lower volume, and higher delivered product costs.

Global Institutional & Specialty

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Sales at fixed currency (millions)	$1,308.7	$1,165.7	$3,703.9	$3,275.2
Sales at public currency (millions)	1,313.0	1,166.0	3,714.0	3,304.7

Volume	3%		2%
Price changes	8%		11%
Organic sales change	11%		12%
Acquisitions and divestitures	1%		1%
Fixed currency sales change	12%		13%
Foreign currency translation	-%		(1)%
Public currency sales change	13%		12%

Operating income at fixed currency (millions)	$249.9	$195.2	$584.3	$452.4
Operating income at public currency (millions)	250.8	196.1	585.9	457.6

Fixed currency operating income change	28%		29%
Fixed currency operating income margin	19.1%	16.7%	15.8%	13.8%
Organic operating income change	28%		29%
Organic operating income margin	19.3%	16.7%	15.9%	13.8%
Public currency operating income change	28%		28%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Institutional & Specialty increased in the third quarter and first nine months of 2023, with double-digit growth in both the Institutional and Specialty divisions.

At an operating segment level, Institutional organic sales increased 10% and 12% in the third quarter and first nine months of 2023, respectively, reflecting strong sales growth driven by pricing and new business wins. Specialty organic sales increased 12% and 13% in the third quarter and first nine months of 2023, respectively, reflecting sales growth driven by pricing and new business wins.

Operating Income

Organic operating income and organic operating income margin increased in both the third quarter and first nine months of 2023 for our Global Institutional & Specialty segment.

Organic operating income margins increased 2.6 percentage points during the third quarter of 2023, as the 5.7 percentage point positive impact from pricing overcame 3.5 percentage point negative impacts from investments in the business including incentive compensation. Organic operating income margins increased 2.1 percentage points during the first nine months of 2023, as the 7.2 percentage point positive impact from pricing overcame 5.3 percentage point negative impacts from investments in the business including incentive compensation and higher supply chain costs.

Global Healthcare & Life Sciences

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Sales at fixed currency (millions)	$400.7	$360.1	$1,166.8	$1,092.7
Sales at public currency (millions)	406.2	356.6	1,176.7	1,110.3

Volume	7%		-%
Price changes	4%		8%
Organic sales change	11%		7%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	11%		7%
Foreign currency translation	3%		(1)%
Public currency sales change	14%		6%

Operating income at fixed currency (millions)	$44.0	$32.0	$111.7	$129.1
Operating income at public currency (millions)	45.2	31.3	113.7	132.2

Fixed currency operating income change	38%		(13)%
Fixed currency operating income margin	11.0%	8.9%	9.6%	11.8%
Organic operating income change	38%		(13)%
Organic operating income margin	11.0%	8.9%	9.6%	11.8%
Public currency operating income change	44%		(14)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Healthcare & Life Sciences increased in both the third quarter and first nine months of 2023 reflecting improved growth in Healthcare and Life Sciences.

At an operating segment level, Healthcare organic sales increased 15% and 8% in the third quarter and first nine months of 2023, respectively, reflecting pricing and new business wins across both North America and Europe. Life Sciences organic sales increased 7% and 5% in third quarter and first nine months of 2023 as growth improved led by new business wins and pricing, which more than offset soft near-term industry demand.

Operating Income

Organic operating income and organic operating income margins both increased in the third quarter of 2023 and both decreased for the first nine months of 2023 for our Global Healthcare & Life Sciences segment.

Organic operating income margins increased 2.1 percentage points during the third quarter of 2023, as the 5.3 percentage point positive impact from pricing, higher volume, and cost savings overcame the 3.5 percentage point negative impacts from targeted investments in the business including incentive compensation. Organic operating income margins decreased 2.2 percentage points during the first nine months of 2023, as the 5.2 percentage point positive impact from pricing was more than offset by the 7.0 percentage point negative impacts from lower volume and targeted investments in the business.

Other

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Sales at fixed currency (millions)	$380.3	$350.8	$1,072.2	$970.1
Sales at public currency (millions)	382.1	349.4	1,076.0	980.0

Volume	2%		2%
Price changes	6%		8%
Organic sales change	8%		11%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	8%		11%
Foreign currency translation	1%		(1)%
Public currency sales change	9%		10%

Operating income at fixed currency (millions)	$72.9	$63.3	$186.4	$152.0
Operating income at public currency (millions)	72.9	63.1	186.6	153.2

Fixed currency operating income change	15%		23%
Fixed currency operating income margin	19.2%	18.0%	17.4%	15.7%
Organic operating income change	15%		23%
Organic operating income margin	19.2%	18.0%	17.4%	15.7%
Public currency operating income change	16%		22%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Other increased in both the third quarter and first nine months of 2023 led by double-digit growth in Pest Elimination.

At an operating segment level, Pest Elimination organic sales increased 10% and 11% in the third quarter and first nine months of 2023, respectively, reflecting strong sales growth led by double-digit gains in restaurants, food & beverage, food retail, and healthcare. Textile Care organic sales increased 6% and 10% in the third quarter and first nine months of 2023, respectively. Colloidal Technologies Group organic sales increased 2% and 7% in the third quarter and first nine months of 2023, respectively.

Operating Income

Organic operating income and organic operating income margins increased for Other in both the third quarter and first nine months of 2023.

Organic operating income margins increased 1.2 percentage points during the third quarter of 2023, as the 4.7 percentage point positive impact from pricing overcame the 4.2 percentage point negative impacts of investments in the business including incentive compensation. Organic operating income margins increased 1.7 percentage points during the first nine months of 2023, as the 6.3 percentage point positive impact from pricing overcame the 4.8 percentage point negative impacts of investments in the business including incentive compensation and unfavorable mix.

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

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $21.9 billion as of September 30, 2023, compared to total assets of $21.5 billion as of December 31, 2022.

Total liabilities were $14.0 billion as of September 30, 2023, compared to total liabilities of $14.2 billion as of December 31, 2022. Total debt was $8.6 billion as of September 30, 2023 and $8.6 billion as of December 31, 2022. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented:

	September 30, 2023	December 31, 2022
(ratio)
Net debt to EBITDA	2.8	3.2

(millions)
Total debt	$8,616.2	$8,580.4
Cash	1,001.3	598.6
Net debt	$7,614.9	$7,981.8

Net income including noncontrolling interest	$1,251.7	$1,108.9
Provision for income taxes	287.9	234.5
Interest expense, net	295.8	243.6
Depreciation	618.4	618.5
Amortization	311.2	320.2
EBITDA	$2,765.0	$2,525.7

Cash Flows

Operating Activities

	Nine Months Ended
	September 30
(millions)	2023	2022	Change
Cash provided by operating activities	$1,559.3	$929.2	$630.1

We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities increased $630 million in the first nine months of 2023 compared to the first nine months of 2022, driven primarily by a $408 million net favorable change in working capital and $143 million increase in net income. The cash flow impact from working capital was primarily driven by improvement in inventory and receivables offset by a decrease in accounts payable.

Investing Activities

	Nine Months Ended
	September 30
(millions)	2023	2022	Change
Cash used for investing activities	($642.1)	($506.4)	($135.7)

Cash used for investing activities is primarily impacted by capital investments in the business.

We continue to make capital investments in the business, including merchandising equipment, manufacturing equipment and facilities. Total capital expenditures were $512 million and $510 million in the first nine months of 2023 and 2022, respectively.

Total cash paid for acquisitions, net of cash acquired along with net cash received from dispositions, during the first nine months of 2023 and 2022, was $107 million and $7 million, respectively. Our acquisitions are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

Financing Activities

	Nine Months Ended
	September 30
(millions)	2023	2022	Change
Cash used for financing activities	($469.2)	($675.6)	$206.4

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We had net issuances of commercial paper and notes payable of $88 million in the first nine months of 2022.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $12 million and $445 million of shares in the first nine months of 2023 and 2022, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

There was no long-term debt issuance or repayment activity through the first nine months of 2023 or 2022.

We paid dividends of $463 million and $445 million in the first nine months of 2023 and 2022, respectively.

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

As of September 30, 2023, we had $1,001 million of cash and cash equivalents on hand, of which $585 million was held outside of the U.S. Our cash balance is intended to fund current maturities of long-term debt. We will continue to evaluate our cash position in light of future developments.

As of September 30, 2023, we have a $2.0 billion multi-year credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the third quarter of 2023, we had no outstanding commercial paper under our U.S. program nor our Euro program. At the end of the third quarter of 2022, we had $485 million outstanding commercial paper under our U.S. program and no outstanding commercial paper under our Euro program. There were no borrowings under our credit facility as of September 30, 2023 or 2022. As of September 30, 2023, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

There was no long-term debt issuance or repayment activity through the first nine months of 2023.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2022 disclosed total notes payable and long-term debt due within one year of $505 million. As of September 30, 2023, the total notes payable and long-term debt due within one year was $1.1 billion. We had no outstanding commercial paper under our U.S. program as of September 30, 2023 and as of December 31, 2022.

Our gross liability for uncertain tax positions was $21 million as of September 30, 2023 and $25 million as of December 31, 2022. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results. We expect a more challenging macroeconomic environment, especially in Europe, as the war and weak economic growth are having a significant impact on costs and demand. We also assume slightly lower delivered product cost inflation and for interest rates to remain high through 2023.

Argentina and Turkey are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina and Turkey. During the first nine months of 2023, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the first nine months of 2023 represented less than 1% of our consolidated assets. During the first nine months of 2023, sales in Turkey represented less than 1% of our consolidated sales. Assets held in Turkey at the end of the first nine months of 2023 represented less than 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. During the first nine months of 2023, our Russian and Ukraine operations represented approximately 1% of our 2023 consolidated net sales.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include our business performance and prospects; expectations concerning timing, amount and type of restructuring costs and savings from restructuring activities; macroeconomic environment, delivered product cost inflation and interest rates; Russian operations; working capital; capital investments, acquisitions and share repurchases; amortization expense; non-performance of financial counterparties; payments and contributions to pension and postretirement health care benefit plans; the impact of lawsuits, claims and environmental matters; impact of new accounting pronouncements and tax laws; cash flows, borrowing capacity and funding of cash requirements, including current maturities of long-term debt; payments related to uncertain tax positions; and implementation of ERP system upgrade.

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

Item 4. Controls and Procedures

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1, 2023 through September 30, 2023 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 24, 2023, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 45 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
July 1-31, 2023	-		$-		-		12,917,097
August 1-31, 2023	4,188		183.2846		-		12,917,097
September 1-30, 2023	-		-		-		12,917,097
Total	4,188		$183.2846		-		12,917,097

(1)	Includes 4,188 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 common shares. As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to an additional 10,000,000 shares. Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

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

ECOLAB INC.

Date: November 2, 2023	By:	/s/ Jennifer J. Bradway

Jennifer J. Bradway
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)