Form 10-K
period 2023-12-31
ECOLAB INC.
filed 2024-02-23
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 1-800-232-6522

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value 2.625% Euro Notes due 2025	ECL ECL 25	New York Stock Exchange New York Stock Exchange

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter: $53,175,318,295 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $186.69 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2024: 285,513,155 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2024, and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2023 (hereinafter referred to as “Proxy Statement”), are incorporated by reference into Part III.

ECOLAB INC.

FORM 10-K

For the Year Ended December 31, 2023

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

Narrative Description of Business.

General

A trusted partner for millions of customers, we are a global sustainability leader offering water, hygiene and infection prevention solutions and services that protect people and the resources vital to life. Building on a century of innovation, we have annual sales of $15 billion, employ more than 48,000 associates and sell to customers in more than 170 countries around the world. We deliver comprehensive science-based solutions, data-driven insights and world-class service to advance food safety, maintain clean and safe environments, and optimize water and energy use. Our innovative solutions improve operational efficiencies and sustainability for customers in the food, healthcare, life sciences, hospitality and industrial markets.

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

Sustainability is core to our business strategy. We deliver sustainable solutions that help companies around the world achieve their business goals while reducing environmental impacts. We partner with customers around the world to reduce water and energy use as well as greenhouse gas emissions through our high-efficiency solutions. By partnering with our customers to help them do more with less through the use of our innovative and differentiated solutions, we aim to help our customers conserve more than 300 billion gallons of water annually by 2030. In 2022, we helped our customers conserve more than 219 billion gallons of water and avoid more than 3.6 million metric tons of greenhouse gas emissions.

The following description of our business is based upon our reportable segments as reported in our consolidated financial statements for the year ended December 31, 2023, which are located in Item 8 of Part II of this Form 10-K. Operating segments that share similar economic characteristics and future prospects, including the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment, have been aggregated into three reportable segments: Global Industrial, Global Institutional & Specialty and Global Healthcare & Life Sciences. Operating segments that were not aggregated and do not exceed the quantitative criteria to be separately reported have been combined into Other. We provide similar information for Other as compared to our three reportable segments as we consider the information regarding its underlying operating segments useful in understanding our consolidated results.

Global Industrial

This reportable segment consists of the Water, Food & Beverage and Paper operating segments, which provide water treatment and process applications, and cleaning and sanitizing solutions, primarily to large industrial customers within the manufacturing, food and beverage processing, transportation, chemical, primary metals and mining, power generation, global refining, petrochemical, pulp and paper industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics. Descriptions of the three operating segments which comprise our Global Industrial reportable segment follow below.

Water

Water serves customers across industrial and institutional markets. Within Water, our light industry markets include food and beverage, manufacturing and transportation, institutional clients including commercial buildings, hospitals, universities and hotels, and global high technology serving customers including data centers and microelectronics. Heavy industries served include power, chemicals and primary metals, mining and petroleum refining and fuels industry.

Water provides water treatment products and technology programs for cooling water, wastewater, boiler water and process water applications. In addition to these solutions, we offer specialty programs to the petroleum and fuels industry – refining process applications, fuels and feedstocks additives. Our cooling water treatment programs are designed to control challenges associated with cooling water systems — corrosion, scale and microbial fouling and contamination — in open recirculating, once-through and closed systems. Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness. We provide integrated chemical and digitally-based solutions, process improvements and mechanical component modifications to optimize boiler performance and control corrosion and scale build-up. Our programs assist in more effectively managing water use for plant processes by optimizing the performance of treatment chemicals and equipment in order to minimize costs and maximize returns on investment.

Our offerings include specialty products such as scale and corrosion inhibitors, antifoulants, pre-treatment solutions, membrane treatments, coagulants and flocculants, anti-foamers, hydrogen sulfide removal, cold flow improvers, lubricity inhibitors, crude desalting and reactive monomer inhibitors, as well as our 3D TRASARTM technologies, which combine chemistry, remote services and monitoring and control. We provide products and programs for water treatment and process applications aimed at combining environmental benefits with economic gains for our customers. Typically, water savings, energy savings and operating efficiency are among our primary sources of value creation for our customers, with product quality and production enhancement improvements also providing key differentiating features for many of our offerings. Our offerings are sold primarily by our corporate account and field sales employees.

We believe we are one of the leading global suppliers of products and programs for chemical applications within the industrial water treatment and petroleum refining industries.

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

Specialty

Specialty supplies cleaning and sanitizing products and related items primarily to regional, national and international quick service restaurant (“QSR”) chains and food retailers (i.e., supermarkets and grocery stores). Its products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools and equipment which are primarily sold under the “Ecolab” and “Kay” brand names. QSR’s program also includes a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance. Specialty’s cleaning and sanitation programs are customized to meet the needs of the market segments it serves and are designed to provide highly effective cleaning performance, promote food safety, reduce labor, water and energy costs and enhance user and guest safety. A number of dispensing options are available for products in the core product range. Specialty supports its product sales with training programs and technical support designed to meet the special needs of its customers.

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

Food Safety Solutions supplies a digital platform that combines software, hardware and multiple services to automate kitchen procedures for efficiency and compliance. It also offers a unique variety of products, tools and equipment for food preparation, food rotation labeling, temperature management, cleaning and employee safety across all food service customers.

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

Pest Elimination

Pest Elimination provides services designed to detect, prevent, and eliminate pests such as rodents and insects in full-service and quick-service restaurants, food and beverage processors, hotels, grocery operations and other commercial segments including education, life sciences and healthcare.

In addition to the United States, which constitutes our largest operation, we operate in various countries in Asia Pacific, Greater China, Western Europe, Latin America, and Africa.

We believe Pest Elimination is a leading service provider of effective, high-quality pest elimination programs that deliver high quality outcomes to commercial segments in the geographies it serves.

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

Customers and Classes of Products

We believe our business is not materially dependent upon a single customer. Additionally, although we have a diverse customer base and no customer or distributor constituted 10 percent or more of our consolidated revenues in 2023, 2022 or 2021, we do have customers and independent third-party distributors, the loss of which could have a material adverse effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position. No material part of our business is subject to renegotiation or termination at the election of a governmental unit.

We sold one class of products within the Global Institutional & Specialty reportable segment which comprised 10% or more of consolidated net sales in the last three years. Sales of warewashing products were approximately 12%, 12%, and 10% of consolidated net sales in 2023, 2022 and 2021, respectively.

Human Capital

As of December 31, 2023, Ecolab employed approximately 48,000 employees, including approximately 26,000 sales and service and 1,100 research, development, and engineering employees. Approximately 42% of the employees are employed in North America, 20% in Europe, 7% in Asia Pacific, 17% in Latin America, 7% in India, Middle East and Africa, and 7% in Greater China.

We believe that doing the right thing, the right way, is good for business. We believe that driving performance and growing fast, we can deliver a net positive impact in our own operations and what we deliver for our customers. We are committed to developing a culture that is diverse, equitable, inclusive, and leverages our employees’ talents as we work together to serve the needs of our customers. We believe that our culture is more creative and helps deliver the innovation needed to grow our business. We believe in providing training and career development opportunities to all employees and in compensating and rewarding our employees equitably.

Our commitment to the safety of our employees, contractors, and customers is evident in the way we operate, the products we develop, and the customers we serve. In addition, we are committed to promoting the health and well-being of our employees, our customers, and their customers by contributing to programs and initiatives that enhance the quality of life in the communities where they work and live. In support of these overall objectives, key areas of focus include:

Diversity, Equity, and Inclusion: We have a long-standing belief that a diverse, equitable, and inclusive workforce is a strong foundation for the shared success of our employees, our company, our customers, and our communities. To build that strong foundation, we have worked to embed diversity and inclusion throughout our people processes, including in the areas of recruitment, retention, and development. To help guide our work and support our broad commitment to progress, Ecolab has a Diversity Council made up of senior leaders throughout our company and chaired by our CEO. We review with the Council, senior executives and business leads key metrics and practices, including diverse representation of backgrounds and experiences, along with many aspects of our recruiting and retention practices. These programs are designed to facilitate equitable employment opportunities, while promoting an inclusive workforce.

We also have a vibrant and growing community of 11 Employee Resource Groups (“ERGs”) that are open to all, to help employees connect with colleagues, take part in career and leadership development experiences, and provide important insights in support of advancing our work in diversity, equity, and inclusion. These employee-led ERGs create community and focus on several dimensions of diversity, including gender, race/ethnicity, gender identity, sexual orientation, ability/disability, military service, generational, global, and career skill development. All employees are welcome and encouraged to join, participate, or become leaders and allies within any of our ERGs.

Employee Training and Development: Ecolab’s growth has been characterized by a century of supporting customers by combining science, technology and innovation with the expertise of our associates. Beyond rigorous technical, functional, and business-specific training courses, our Global Corporate Flagship Development Programs for supervisors, managers and leaders are designed to deepen leadership capability and prepare potential successors for key leadership roles.

Compensation and Benefits: Ecolab has a market-competitive and performance-based pay philosophy, and we believe in compensating our employees fairly and equitably. We are committed to rewarding and recognizing employees for their contributions to the success of the organization. This includes our global merit increase program and our short- and long-term variable pay programs, which include goals and targets that are tied to the success of the business. We test our pay and wage data against compensation surveys to align our pay with the competitive external market. In the U.S., we conduct pay equity studies, and we are in the process of expanding pay equity studies outside the U.S.

Ecolab also provides market-competitive benefits based on country-specific needs and government requirements. While our benefits packages vary by market, they are designed to attract top talent and build long-term connections with our associates. Aligned to the applicable market and local regulations, elements of our benefits programs may include medical and dental insurance, retirement savings, employee stock purchase plan, paid time off, parental leave and adoption assistance, life and disability insurance, and employee assistance plans.

Safety, Health, and Wellness: At Ecolab, the safety of our employees and contractors is a top priority and is embedded into our company values. Our safety goals are simple: zero accidents, zero injuries, and zero violations. We communicate that this is a collective goal all employees commit to, own, and deliver on every day. Our leadership teams and a network of Safety, Health, and Environment professionals around the world support employees with robust safety programs, processes, and platforms. Understanding underlying and potential risks is a critical component to improving safety outcomes. Our Global Safety Dashboard tracks our performance on a range of leading and lagging safety indicators and helps us measure the effectiveness of our safety programs.

Additionally, a Be Well Program is available to U.S. employees and their families to empower, educate and support their personal journey to overall well-being by making positive lifestyle choices while creating a culture of wellness throughout Ecolab. Over the last few years, we’ve expanded our offerings to include comprehensive child and elder caregiver resources to help employees balance the demands of work and personal responsibilities. Wellness initiatives are also underway outside the U.S. aligned to country-specific needs and market practices.

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

Joint Ventures

Over time, we have entered into partnerships or joint ventures in order to meet local ownership requirements, to achieve quicker operational scale, to expand our ability to provide our customers a more fully integrated offering or to provide other benefits to our business or customers. During 2023, the impact on our consolidated net income of our joint ventures, in the aggregate, was approximately three percent. We will continue to evaluate the potential for partnerships and joint ventures that can assist us in increasing our geographic, technological and product reach.

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

Ingredient Legislation: Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, per- and polyfluoroalkyl substances (“PFAS”) or other ingredients that may impact human health or the environment. Under California Proposition 65, for example, label disclosures are required for certain products containing chemicals listed by California. Chemical management initiatives that promote pollution prevention through research and development of safer chemicals and safer chemical processes are being advanced by several states.

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

GHS: In 2003, the United Nations adopted a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). As of 2023, most countries in which we operate have adopted or are expected to adopt GHS-related legislation. The primary cost of compliance revolves around reclassifying products and revising SDSs and product labels. We have met applicable deadlines and are working toward a phased-in approach to mitigate the costs of GHS implementation in remaining countries (e.g., Peru, Chile, India). Potential costs to us are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

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

Medical Device and Drug Product Requirements: As a manufacturer, distributor and marketer of medical devices and human drugs, we also are subject to regulation by the FDA and corresponding regulatory agencies of the state, local and foreign governments in which we sell our products. These regulations govern the development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices and medicinal products, including Advanced Pharmaceutical Ingredients (“API”), excipients and resins for biopharmaceutical processing. We also are required to register with the FDA as a medical device and drug manufacturer, comply with post-market reporting (e.g., Adverse Event Reporting, MDR and Recall) requirements, and to comply with the FDA’s current Good Manufacturing Practices and Quality System Regulations which require that we have a quality system for the design and production of our products intended for commercial distribution in the United States and satisfy recordkeeping requirements with respect to our manufacturing, testing and control activities. Countries in the European Union require that certain products being sold within their jurisdictions obtain a “CE mark,” an international symbol of adherence to quality assurance standards, and be manufactured in compliance with certain requirements (e.g., Medical Device Directive 93/42/EEC, Medical Device Regulation (EU) 2017/745 (“MDR”), and ISO 13485). We have CE mark approval to sell various medical device and medicinal products in Europe. Implementation of the MDR will require additional certifications and investments, including system, product and process upgrades. Our other international non-

European operations also are subject to government regulation and country-specific rules and regulations. Regulators at the federal, state and local level have imposed, are currently considering and are expected to continue to impose regulations on medical devices and drug products. No prediction can be made of the potential effect of any such future regulations, and there can be no assurance that future legislation or regulations will not increase the costs of our products or prohibit the sale or use of certain products.

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

Other Environmental Legislation: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. The products we produce and distribute into Europe are also subject to directives governing electrical waste (WEEE Directive 2012/19/EU) and restrictive substances (RoHS Directive 2011/65/EU). Similar legal requirements apply to Ecolab’s facilities globally. We make capital investments and expenditures to comply with environmental laws and regulations, to promote employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental, health and safety projects worldwide were approximately $46 million in 2023, $35 million in 2022 and $28 million in 2021. Approximately $51 million has been budgeted globally for projects in 2024.

Climate Change: Various laws and regulations pertaining to climate change have been implemented or are being considered for implementation at the international, national, regional and state levels, particularly as they relate to the reduction of greenhouse gas (“GHG”) emissions. These include regulations passed by the State of California in 2023 relating to GHG emissions, climate-related risk, and emissions reduction claims, proposed regulations introduced by the SEC in March 2022 relating to climate change disclosure, and the European Commission’s Corporate Sustainability Reporting Directive, which came into force on January 2024 and applies to both EU and certain non-EU companies with a phased introduction. We are or may become subject to many of these laws. We continue to monitor the development and implementation of such laws and regulations, and are preemptively evaluating and, where appropriate, including reporting and disclosure obligations.

Ecolab recognizes that climate change poses potential risks to and creates potential opportunities for our organization. Climate-related risks are assessed within our Enterprise Risk Management process and Annual Business Significance Risks Assessment, which is aligned with recommendations of the Financial Stability Board (“FSB”) Task Force on Climate-related Financial Disclosures (“TCFD”). We report TCFD disclosures in our annual CDP Climate report located on our website. Ecolab continues to focus on climate-related risks since our first TCFD-aligned climate risk assessment conducted in 2021 – we plan to regularly review the results of our analysis and consider adaptation and management plans for any relevant climate change risks and to further benefit from identified opportunities for customer impact. Ecolab also evaluates potential water-related risks in our direct operations that may be exacerbated by climate change and discloses the results in our Corporate Responsibility Report. We plan to explore additional analyses of potential nature-related risks that may link to climate- and water-related risks in the future, aligned with the emerging recommendations of the Task Force on Nature-Related Financial Disclosures (“TNFD”).

As a matter of corporate policy, we support a balanced approach to reducing GHG emissions while sustaining economic growth. To further our climate commitment, in 2019 we announced new goals to reduce our operational GHG emissions by half by 2030 and achieve net zero by 2050, in alignment with the United Nations Global Compact’s Business Ambition for 1.5⁰C. In 2020, we further committed to attempt to move to 100% renewable energy by 2030 and set a science-based target (“SBT”) addressing our Scope 1, 2 and 3 GHG emissions, and in 2022 we committed to submitting our net zero target to the Science Based Targets initiative (“SBTi”) for formal validation. With the increasing complexity of supply chain emissions, in 2023 we decided to develop a revised Scope 3 target that prioritizes absolute emissions reduction. We plan to continue our supplier engagement practices to advance climate action outside of our operations. We submitted our new Scope 3 target along with our net zero target in early 2024 for validation by the SBTi. Our near-term SBT continues to target reduction of absolute Scope 1 and 2 emissions by 50% by 2030 from a 2018 base year and we report our progress in our annual Corporate Responsibility Report.

In 2022, we invested $65 million in capital and $6 million in operating expenses to implement continuous improvement projects positively impacting our environmental performance. In 2022, we completed process improvement projects that reduced total energy consumption by almost 21.4 billion BTUs, emissions by 11,000 metric tons CO2e and 12.7 million gallons (~48,000 cubic meters) of water savings. The reduction in energy consumption is calculated using a combination of direct measurements and estimations using best-practice methodologies. The scope of reduction in GHG emissions consumption data is an estimated annual impact and includes both Scope 1 and 2 emissions. Water data from meter readings and utilities reports is used to quantify the water savings with 2018 as our baseline year.

In addition to managing our operational and supply chain sustainability performance, we help our customers in more than 170 countries to reduce their energy and GHG emissions through our high-efficiency solutions in cleaning and sanitation, water, paper, and energy services. Showcasing our global team’s dedication to helping our customers thrive and make a positive impact in the world, we have set a 2030 goal to help our customers reduce their GHG emissions by 6.0 million metric tons. Ecolab recognizes the climate-water nexus. As part of our 2030 Impact Goals, we have planned to restore greater than 50% of our water withdrawal and achieve Alliance for Water Stewardship Standard certification in high-risk watersheds. In addition, we aim to reduce net water withdrawals by 40% per unit of production across our enterprise. We also magnify our impact through the water-saving solutions we deliver to our customers and have set a goal to help our customers conserve more than 300 billion gallons of water annually by 2030.

The science of sustainability is an evolving one. For a discussion of the factors that may cause our sustainability initiatives, goals and targets to differ from those expressed above, see Item 1A of this Form 10-K, entitled “Risk Factors.”

Environmental Remediation and Proceedings: Along with numerous other potentially responsible parties (“PRP”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 16 sites in the United States. Additionally, we have similar liability at six sites outside the United States. In general, under CERCLA, we and each other PRP that actually contributed hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

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

Our worldwide net expenditures for contamination remediation were approximately $0.3 million in 2023, $1.4 million in 2022 and $0.5 million in 2021. Our worldwide accruals at December 31, 2023 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $9.3 million. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or cash flows.

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

We include our website addresses throughout this report for reference only. The information contained on our websites, including the corporate responsibility, and climate reports identified in this report, is not incorporated by reference into this report.

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

Name	Age	Office	Positions Held Since Jan. 1, 2019

Nicholas J. Alfano	62	Executive Vice President and President – Global Industrial Group	Apr. 2023 – Present
		Executive Vice President and General Manager – Global Light Sector	Jan. 2021 – Mar. 2023
		Executive Vice President and General Manager – Global Food & Beverage	Jan. 2019 – Dec. 2020

Christophe Beck	56	Chairman and Chief Executive Officer	Oct. 2022 – Present
		Chairman, Chief Executive Officer and President	May 2022 – Oct. 2022
		President and Chief Executive Officer	Jan. 2021 – May 2022
		President and Chief Operating Officer	Apr. 2019 – Dec. 2020
		Executive Vice President and President – Industrial	Jan. 2019 – Mar. 2019

Larry L. Berger	63	Executive Vice President and Chief Technical Officer	Jan. 2019 – Present

Jennifer J. Bradway	47	Senior Vice President and Corporate Controller	Jan. 2022 – Present
		Senior Vice President Finance - Global Institutional	Jan. 2020 – Dec. 2021
		Vice President Finance - Institutional North America	Jan. 2019 – Dec. 2019

Darrell R. Brown	60	President and Chief Operating Officer	Oct. 2022 – Present
		Executive Vice President and President – Global Industrial	Apr. 2019 – Sept. 2022
		Executive Vice President and President – Energy Services	Jan. 2019 – Mar. 2019

Angela M. Busch	57	Executive Vice President – Corporate Strategy & Business Development	Jan. 2019 – Present

Gregory B. Cook	55	Executive Vice President and President – Institutional Group	Aug. 2023 – Present
		Executive Vice President and General Manager – Global Institutional	June 2021 – July 2023
		Senior Vice President and General Manager – Global Pest	Jan. 2020 – May 2021
		Senior Vice President and General Manager – Institutional Latin America	Jan. 2019 – Dec. 2019

Alexander A. De Boo	56	Executive Vice President and President – Global Markets	Feb. 2021 – Present
		Executive Vice President and President – Western Europe	Apr. 2020 – Jan. 2021
		Senior Vice President and General Manager – Industrial, Europe	Jan. 2019 – Apr. 2020

Machiel Duijser (1)	52	Executive Vice President and Chief Supply Chain Officer	Feb. 2020 – Present

Nicolas A. Granucci	49	Executive Vice President and President - Global Pest	Aug. 2023 – Present
		Senior Vice President and General Manager – Global Pest	June 2021 – July 2023
		Senior Vice President and General Manager – Institutional & Specialty Greater China	Jan. 2019 – May 2021

Scott D. Kirkland	50	Chief Financial Officer	Jan. 2022 – Present
		Senior Vice President and Corporate Controller	June 2019 – Dec. 2021
		Senior Vice President – Finance, Global Energy Services	Jan. 2019 – May 2019

Laurie M. Marsh	60	Executive Vice President – Human Resources	Jan. 2019 – Present

Lanesha T. Minnix (2)	48	Executive Vice President, General Counsel and Secretary	June 2022 – Present

Gail Peterson	45	Executive Vice President – Global Marketing & Communications	Apr. 2022 – Present
		Senior Vice President – Global Marketing & Communications	Jan. 2021 – Mar. 2022
		Vice President – Marketing Global Healthcare	Jan. 2019 – Dec. 2020

Gergely Sved	50	Executive Vice President and President – Global Healthcare and Life Sciences	Apr. 2022 – Present
		Senior Vice President and General Manager - Global Healthcare	Jan. 2019 – Mar. 2022

(1) Prior to joining Ecolab in February 2020, Mr. Duijser was employed by Reckitt Benckiser Group plc (RB), a global provider of health, hygiene and home products, as Chief Supply Officer from 2018 until 2020.

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

Forward-Looking Statements

This Form 10-K, including Part I, Item 1, entitled “Business,” and the MD&A within Part II, Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning items such as:

●	amount, funding and timing of cash expenditures relating to our restructuring and other initiatives, as well as savings from such initiatives
●	future cash flows, access to capital, targeted credit rating metrics and impact of credit rating downgrade
●	adequacy of cash reserves
●	uses for cash, including dividends, share repurchases, debt repayments, capital investments and strategic business acquisitions
●	global economic and political environment
●	long-term potential of our business
●	impact of changes in exchange rates and interest rates
●	customer retention rate
●	bad debt experience, non-performance of counterparties and losses due to concentration of credit risk
●	disputes, claims and litigation
●	environmental contingencies
●	impact and cost of complying with laws and regulations
●	sustainability targets
●	returns on pension plan assets
●	contributions to pension and postretirement healthcare plans
●	amortization expense
●	impact of new accounting pronouncements
●	income taxes, including tax attributes, valuation allowances, unrecognized tax benefits, permanent reinvestment assertions and goodwill deductibility
●	recognition of share-based compensation expense
●	payments under operating leases
●	future benefit plan payments
●	market position

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

Over the past year, global interest rates aimed at curbing inflation, as well as implications of geopolitical situations in Europe, the Middle East and China, have resulted in economic and demand uncertainty. Previously, the COVID pandemic, geopolitical instability and other global events have resulted in supply chain challenges, inflation, high interest rates, foreign currency exchange volatility, and volatility in global capital markets, which have affected our business and could have a material adverse impact on our business in the future. Countries such as Argentina and Turkey have experienced economic upheaval and similar upheaval in other countries with Ecolab operations could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

Our results depend upon the continued vitality of the markets we serve.

Economic downturns, and in particular downturns in our larger markets including the foodservice, hospitality, travel, health care, food processing, refining, pulp and paper, mining and steel industries, can adversely impact our customers, and we may find it difficult to restore margins by maintaining pricing due to easing inflation from slowing economic growth. Recently, the war and energy crisis in Europe have resulted in a more challenging macroeconomic environment with significantly impacted costs and demand. Previously, the COVID-19 pandemic negatively impacted the demand for our products and services provided to customers in the full-service restaurant, hospitality, lodging and entertainment industries. In prior years, a weaker global economic environment has also negatively impacted certain of our other end-markets. During these periods of weaker economic activity, our customers and potential customers may reduce or discontinue their volume of purchases of cleaning and sanitizing products and water treatment and process chemicals, which has had, and may continue to have, a material adverse effect on our business, financial condition, results of operation or cash flows.

Our significant non-U.S. operations expose us to global economic, political and legal risks that could impact our profitability.

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in more than 170 countries and, in 2023, approximately 47% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

●	exchange controls and currency restrictions;
●	currency fluctuations and devaluations;
●	tariffs and trade barriers;
●	export duties and quotas;
●	changes in the availability and pricing of raw materials, energy and utilities;
●	changes in local economic conditions;
●	changes in laws and regulations, including the imposition of economic or trade sanctions affecting international commercial transactions;
●	difficulties in managing international operations and the burden of complying with international and foreign laws;
●	requirements to include local ownership or management in our business;
●	economic and business objectives that differ from those of our joint venture partners;
●	exposure to possible expropriation, nationalization or other government actions;
●	restrictions on our ability to repatriate dividends from our subsidiaries;
●	unsettled political conditions, military action, civil unrest, acts of terrorism, force majeure, war or other armed conflict, including the Russian invasion of Ukraine, the Israel-Hamas conflict and other hostilities in the Middle East; and
●	countries whose governments have been hostile to U.S.-based businesses.

Following Russia’s invasion of Ukraine and the United States’ and other countries’ sanctions against Russia, we have limited our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses, and we may further narrow our presence in Russia depending on developments in the conflict or otherwise. While our operations in Russia and areas experiencing conflict are not material to our business and financial results, the escalation of these conflicts may also heighten many other risks disclosed in our report on Form 10-K, any of which could materially and adversely affect our business and financial results. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets.

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

We may experience business disruption if we fail to execute organizational change and management transitions.

Our continued success will depend on the efforts and abilities of our executive officers and certain other key employees, particularly those with sales and sales management responsibilities, to drive business growth, development and profitability. Our operations could be materially and adversely affected if for any reason we are unable to successfully execute organizational change and management transitions at leadership levels.

We are subject to information technology system failures, network disruptions and breaches in data security.

We rely to a large extent upon information technology systems and infrastructure to operate our business. The size and complexity of our information technology systems and those of strategic vendors make them vulnerable to failure, malicious intrusion and random attack. Acquisitions have resulted in further de-centralization of systems and additional complexity in our systems infrastructure. Likewise, data security breaches by employees or others with permitted access to our systems or to the systems of strategic vendors pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cybersecurity attacks. While we have continually matured our security program and capabilities and have had no material incidents to date, cyber threats continue to evolve and there can be no assurance that our efforts will prevent cybersecurity attacks or breaches in our systems or in the systems of strategic vendors, including cloud providers, that could cause reputational damage, business disruption or legal and regulatory costs; could result in third-party claims; could result in compromise or misappropriation of our intellectual property, trade secrets or sensitive information; or could otherwise materially adversely affect our business, including our business strategy, results of operations, or financial condition. Certain of our customer offerings include digital components, such as remote monitoring of certain customer operations. A breach of those remote monitoring systems could expose customer data giving rise to potential third-party claims and reputational damage. There may be other related challenges and risks as we complete implementation of our ERP system upgrade.

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

Severe public health outbreaks not limited to COVID-19 may adversely impact our business.

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

Strategic Risks

If we are unsuccessful in integrating acquisitions our business could be materially and adversely affected.

We seek to acquire complementary businesses as part of our long-term strategy. There can be no assurance that we will find attractive acquisition candidates or succeed at effectively managing the integration of acquired businesses, including Purolite, which operates in the highly regulated life sciences, pharma and biopharma industries and has extensive international operations which complicate integration execution. If the underlying business performance of such acquired businesses deteriorates, the expected synergies from such transactions do not materialize or we fail to successfully integrate new businesses into our existing businesses, our consolidated results of operations, financial position or cash flows could be materially and adversely affected.

If we are unsuccessful in executing on key business initiatives, our business could be materially and adversely affected.

We continue to execute key business initiatives as part of our ongoing efforts to improve our efficiency and returns. In particular, we are making supply chain investments to secure supply and add new capacity in our Life Sciences business. Additionally, we are continuing implementation of our ERP system upgrades, which are expected to continue in phases over the next several years. These upgrades, which include sales, supply chain and certain finance functions, are expected to improve the efficiency of certain financial and related transactional processes. These upgrades involve complex business process design and a failure of certain of these processes could result in business disruption. We are also undertaking the Combined Program focused on optimizing the cost structure of our business in Europe and our Institutional and Healthcare businesses, which is discussed along with other restructuring activities under Note 3 of this Form 10-K. If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could materially and adversely be affected.

Our growth depends upon our ability to compete successfully with respect to value, innovation and customer support.

We have numerous global, national, regional and local competitors. Our ability to compete depends in part on providing high quality and high value-added products, technology and service. We must also continue to identify, develop and commercialize innovative, profitable and high value-added products for niche applications and commercial digital applications. We have made significant investments in commercial digital product offerings, and our culture and expertise must continue to evolve to develop, support and profitably deploy commercial digital offerings, which are becoming an increasingly important part of our business. There can be no assurance that we will be able to accomplish our technology development goals or that technological developments by our competitors, including in the area of artificial intelligence, will not place certain of our products, technology or services at a competitive disadvantage in the future. In addition, certain of the new products that we have under development will be offered in markets in which we do not currently compete, and there can be no assurance that we will be able to compete successfully in those new markets. If we fail to introduce new technologies or commercialize our digital offerings on a timely and profitable basis, we may lose market share and our consolidated results of operations, financial position or cash flows could be materially and adversely affected.

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

War (including acts of terrorism or hostilities), natural or manmade disasters, water shortages or severe weather conditions, including the effects of climate change, affecting the energy, foodservice, hospitality, travel, health care, food processing, pulp and paper, mining, steel and other industries can cause a downturn in the business of our customers, which in turn can have a material adverse effect on our consolidated results of operations, financial position or cash flows. In particular, the U.S. Gulf Coast is a region with significant refining, petrochemicals and chemicals operations which provide us raw materials, as well as being an important customer base for our Water operating segment. Hurricanes or other severe weather events impacting the Gulf Coast, such as the winter freeze in Texas and the Gulf Coast in February 2021, can materially and adversely affect our ability to obtain raw materials at reasonable cost, or at all, and could adversely affect our business with our customers in the region.

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

In connection with the separation and split-off of our Upstream Energy business that was consummated on June 3, 2020, we obtained opinions of outside tax counsel that the related merger and exchange offer will qualify as tax-free transactions to us and our stockholders, except to the extent that cash was paid to Ecolab stockholders in lieu of fractional shares. We have not sought or obtained a ruling from the Internal Revenue Service (“IRS”) on the tax consequences of these transactions. An opinion of counsel is not binding on the IRS or the courts, which may disagree with the opinion. Even if the merger and exchange offer otherwise qualified as tax-free transactions, they may become taxable to us if certain events occur that affect either Ecolab or ChampionX Corporation. While ChampionX Corporation has agreed not to take certain actions that could cause the transactions not to qualify as tax-free transactions and is generally obligated to indemnify us against any tax consequences if it breaches this agreement, the potential tax liabilities could have a material adverse effect on us if we were not entitled to indemnification or if the indemnification obligations were not fulfilled. If the merger or exchange offer were determined to be taxable, we could be subject to a substantial tax liability, and each U.S. holder of our common stock who participated in the exchange offer could be treated as exchanging the Ecolab shares surrendered for ChampionX Corporation shares in a taxable transaction.

Changes in tax laws and unanticipated tax liabilities could materially and adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. We are also impacted by actions taken to tax-related matters by associations such as the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, and the European Commission which influence tax policies in countries where we operate. In particular, the OECD is coordinating negotiations among more than 140 jurisdictions with the goal of achieving consensus on various substantial changes to the international tax framework, including a 15% global minimum taxation regime (“Pillar Two”). Pillar Two takes effect in several jurisdictions in which we operate starting in 2024 and will increase the burden and costs of our tax compliance. The company continues to monitor these legislative developments, but based on information available does not anticipate material impacts to the 2024 financial statements. In addition, we are impacted by settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope. Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.

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

As of December 31, 2023, we had approximately $8.2 billion in outstanding indebtedness, with approximately $1.5 billion in the form of floating rate debt. Our debt level and related debt service obligations may have negative consequences, including:

●	requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment;

●	reducing our flexibility in planning for or reacting to changes in our business and market conditions;

●	exposing us to interest rate risk since a portion of our debt obligations are at variable rates. For example, a one percentage point increase in the average interest rate on our floating rate debt at December 31, 2023 would increase future interest expense by approximately $15 million per year; and

●	increasing our cost of funds and materially and adversely affecting our liquidity and access to the capital markets should we fail to maintain the credit ratings assigned to us by independent rating agencies.

If we add new debt, the risks described above could increase.

We incur significant expenses related to the amortization of intangible assets and may be required to report losses resulting from the impairment of goodwill or other assets recorded in connection with the Nalco and Purolite transactions and other acquisitions.

We expect to continue to complete selected acquisitions and joint venture transactions in the future. In connection with acquisition and joint venture transactions, applicable accounting rules generally require the tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values. Intangible assets other than goodwill are required to be amortized over their estimated useful lives and this expense may be significant. Any excess in the purchase price paid by the acquiring company over the fair value of tangible and intangible assets of the acquired business is recorded as goodwill. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. As of December 31, 2023, we had goodwill of $8.1 billion which is maintained in various reporting units, including goodwill from the Nalco and Purolite transactions. If we determine that any of the assets or goodwill recorded in connection with the Nalco and Purolite transactions or any other prior or future acquisitions or joint venture transactions have become impaired, we will be required to record a loss resulting from the impairment. Impairment losses could be significant and could have a material adverse effect on our consolidated results of operations and financial position.

Item 1B. Unresolved Staff Comments.

We have no unresolved comments from the staff of the Securities and Exchange Commission.

Item 1C. Cybersecurity.

Since 2014, when the Ecolab Cybersecurity program was established, we have continuously matured our cybersecurity program to proactively address evolving cybersecurity trends and risks. Ecolab has an Information Security Steering Committee (“ISSC”), a cross-functional team chaired by our Chief Information Security Officer (“CISO”) that is described more fully below.

Senior management provides in-depth reviews of cybersecurity matters to the Board and the Audit Committee. Cybersecurity is also considered in the annual enterprise risk assessment presented to the Board by management as part of the Board’s oversight of our enterprise risk management (“ERM”) program.

Ecolab’s cybersecurity policies, standards, processes, and practices are integrated into our ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”), the International Organization for Standardization and other applicable industry standards. We are formally assessed by an independent third party against NIST CSF and industry standards, including peer benchmarking.

Risk Management and Strategy

Cybersecurity presents strategic and operating risks and is an area of continued focus for our Board and management under its ERM program. Ecolab’s cybersecurity program addresses the following key areas:

●	Governance: As discussed in more detail under the heading “Cybersecurity Governance,” the Audit Committee and the Board of Directors provide oversight of cybersecurity risk management.

●	Technical Safeguards: We have implemented multi-layer controls designed to protect our information systems from cybersecurity threats, including general, backup, recovery, resiliency, processing, access, change and risk controls. These controls are evaluated by Ecolab’s cybersecurity team and enhanced through controls audits and assessments, internal testing, and third-party cybersecurity threat intelligence.

●	Incident Response and Recovery Planning: We have established and maintain comprehensive cybersecurity incident response and recovery plans that coordinate multidisciplinary internal teams and cybersecurity partners to assess, triage, escalate, contain, mitigate, investigate, remediate, and recover from a potential cybersecurity incident. Through ongoing communications with these teams, management monitors the incidents and reports incidents to the Audit Committee when appropriate. Management is responsible for timely disclosure of cybersecurity incidents as required by law.

●	Third-Party Risk Management: We maintain a risk-based approach to identify, monitor, and manage third-party cybersecurity risks associated with our use of third-party service providers who have access to our systems, data or are critical to our continued business operations. Additionally, cybersecurity considerations affect the selection and oversight of our third-party service providers. We require certain third-party vendors to agree to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

●	Education and Awareness: We provide training for personnel regarding cybersecurity trends and threats to equip them with the knowledge to recognize and tools to report suspected cybersecurity threats. We also conduct simulations for employees and contractors to enhance awareness and responsiveness to such possible threats. In addition, we send global cybersecurity awareness communications to our personnel.

●	Assessment: We engage in the periodic assessment, testing and updating of our policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures, and planning. We engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. Additionally, we leverage third party cybersecurity rating agency data to inform our assessment of risk. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board.

While we have continually matured our security program and capabilities and have had no material incidents to date, cyber threats continue to evolve and there can be no assurance that our efforts will prevent cybersecurity attacks or breaches in our systems such as those described in the risk factor entitled, “We are subject to information technology system failures, network disruptions and breaches in data security” under “Item 1A. Risk Factors” of this Form 10-K.

Cybersecurity Governance

Ecolab’s ISSC, chaired by our CISO meets as needed. The Committee is comprised of executive leaders including the Chief Information Officer (“CIO”), Chief Digital Officer, Chief Operating Officer, Chief Financial Officer, Chief Technology Officer, the General Counsel, the Executive Vice Presidents of our commercial divisions, the Executive Vice President Global Supply Chain, the Executive Vice President Human Resources, the Vice President of Enterprise Business Solutions, and the Vice President Internal Audit.

The ISSC assists the CISO in fulfilling our responsibilities regarding our information security program to protect the confidentiality, integrity and availability of our information assets, financial assets, and information systems. ISSC responsibilities include, but are not limited to, evaluation of relevant information security risks, prioritization of information security initiatives, determination of, and advocacy for, appropriate investments, review of related legal and regulatory compliance initiatives, review of effective security communication initiatives, establishing specific requirements of the program in documented policies which all Ecolab associates, customers, and partners are obligated to follow, partner with Ecolab’s business, functional and regional leaders to ensure effective, risk-based security controls and practices are in place to achieve the program’s intent, and assist in monitoring the integrity and evaluating the effectiveness of the program.

The Board, in coordination with the Audit Committee, provides oversight of our ERM program, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive an overview from our CIO and CISO regarding our cybersecurity threat risk management and strategy processes. These reports cover a wide range of topics, and may include current and emerging cybersecurity threat risks, third-party assessments, risk-mitigation tactics and programs, information security considerations arising with respect to our peers and third parties, and our incident response plan.

Through a risk-based approach consistent with Ecolab’s ERM framework, the CISO identifies cyber incidents that are brought forward to a cross-functional cyber-incident response team including our CEO, CFO, CIO, General Counsel, CISO and Executive Vice President Supply Chain. This cyber incident response team, or, in the event of more minor incidents, the CISO and her team, takes steps to promptly assess and address the incident, including engaging third parties according to pre-established guidelines. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, including ongoing updates regarding any such incident until it has been addressed.

Ecolab’s cybersecurity program is led by our CISO, who holds a CISO certification. She has been our CISO since 2020 and has more than 35 years of information systems experience in total.

Item 2. Properties.

We operate 32 manufacturing facilities in 14 states in the U.S. Internationally, we operate 68 manufacturing facilities in 38 countries. We own most of our manufacturing locations. Our manufacturing philosophy is to manufacture products wherever an economic, process or quality assurance advantage exists or where proprietary manufacturing techniques dictate in-house production. Currently, most products that we sell are manufactured at our facilities. We position our manufacturing locations and warehouses in a manner to permit ready access to our customers. In general, manufacturing facilities located in the United States serve our U.S. markets and facilities located outside of the United States serve our international markets. However, most of the United States facilities do manufacture products for export. Many of our properties are used by multiple segments.

Our manufacturing facilities produce chemical products as well as medical devices and equipment for all our operating segments, although Pest Elimination purchases the majority of their products and equipment from outside suppliers. Our chemical production process consists of blending purchased raw materials into finished products in powder, liquid, and solid form. Additionally, intermediates from reaction chemistries are used in some of the blends and are also packaged directly into finished goods. Our devices and equipment manufacturing operations consist of producing chemical product dispensers and injectors and other mechanical equipment, medical devices, dishwasher racks, related sundries, dish machine refurbishment and water monitoring and maintenance equipment system from purchased components and subassemblies.

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

Our corporate headquarters is comprised of a 17-story building that we own in St. Paul, Minnesota. We also own a 115-acre campus in Eagan, Minnesota that houses a significant research and development center and training facilities as well as several of our administrative functions. We also have a significant business presence in Naperville, Illinois, where our Water and Paper operating segments maintain their principal administrative offices and research center, as well as in Greensboro, North Carolina, where our Specialty operating segment maintains its principal administrative offices and a research center. Our Water operating segment leases administrative and research facilities in Houston, Texas. Our Purolite business maintains leased and owned facilities in the greater King of Prussia, PA area for administrative functions, and research and development.

Significant regional administrative and/or research facilities are located in Campinas, Brazil; Leiden, Netherlands, which we own; and in Bangalore, India; Dubai, UAE; Monheim, Germany; Pune, India; Singapore; Shanghai, China; and Zurich, Switzerland, which we lease. We also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

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

Holders

On January 31, 2024, we had 4,797 holders of record of our Common Stock.

Issuer Purchases of Equity Securities

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Period	shares purchased (1)	per share (2)	plans or programs (3)	plans or programs (3)
October 1-31, 2023	1,352	($158.0400)	-	12,917,097
November 1-30, 2023	1,601	(174.2750)	-	12,917,097
December 1-31, 2023	7,821	(192.1285)	-	12,917,097
Total	10,774	($185.1978)	-	12,917,097

(1)	Includes 10,774 shares reacquired from employees and/or directors to satisfy the exercise price of stock options or shares surrendered to satisfy statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 common shares. As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to an additional 10,000,000 shares. Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

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

EXECUTIVE SUMMARY

In 2023, we delivered high single digit sales growth as we continued strong pricing. Our strong pricing offset continued delivered product cost increases. Our team generated double-digit sales growth in Institutional & Specialty, high single digit sales growth in Industrial, and Other segments while Healthcare and Life Sciences generated good sales growth. Operating income grew by strong double digits, as strong pricing and cost savings initiatives overcame investments in the business and higher supply chain costs.

Sales

Reported sales increased 8% to $15.3 billion in 2023 from $14.2 billion in 2022. When measured in fixed rates of foreign currency exchange, fixed currency sales increased 8% compared to the prior year. Organic sales increased 9% compared to the prior year.

Gross Margin

Our reported gross margin was 40.2% of sales for 2023, compared to our 2022 reported gross margin of 37.8%. Excluding the impact of special (gains) and charges included in cost of sales, our adjusted gross margin was 40.4% in 2023 and 38.2% in 2022. Our gross profit increased as our strong pricing exceeded delivered product cost inflation.

Operating Income

Reported operating income increased 28% to $2.0 billion in 2023, compared to $1.6 billion in 2022. Adjusted operating income, excluding the impact of special (gains) and charges increased 20% in 2023 as strong pricing overcame investments in the business including incentive compensation, unfavorable mix and higher supply chain costs. Organic operating income increased 20% in 2023.

Earnings from Continuing Operations Attributable to Ecolab Per Common Share (“EPS”)

Reported diluted EPS increased 26% to $4.79 in 2023 compared to $3.81 in 2022. Special (gains) and charges had an impact on both years. Special (gains) and charges in 2023 were driven primarily by restructuring expense and 2022 was driven primarily by restructuring and pension settlement expense. Adjusted diluted EPS, which excludes the impact of special (gains) and charges and discrete tax items increased 16% to $5.21 in 2023 compared to $4.49 in 2022 as our strong operating income performance was partially offset by foreign currency translation and increases in interest expense.

Balance Sheet

We remain committed to maintaining “A” range ratings metrics over the long-term, supported by our current credit ratings of A-/A3/A- by Standard & Poor’s, Moody’s Investor Services and Fitch, respectively. Our strong balance sheet has allowed us continued access to capital at attractive rates.

Cash Flow

Cash flow from operating activities was $2.4 billion in 2023 compared to $1.8 billion in 2022. We continued to generate strong cash flow from operations, allowing us to fund our ongoing operations, investments in our business, acquisitions, debt repayments, pension obligations and return cash to our shareholders through share repurchases and dividend payments.

Dividends

Dividends declared per common share in 2023 was $2.16 per share. In December 2023 we increased our quarterly cash dividend by 8% to $0.57 per share, representing our 32nd consecutive annual dividend rate increase. We have paid cash dividends on our common shares for 87 consecutive years. Our outstanding dividend history reflects our long-term growth and development, strong cash flows, solid financial position and confidence in our business prospects for the years ahead.

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

The revenue standard can be applied to a portfolio of contracts with similar characteristics if it is reasonable that the effects of applying the standard at the portfolio would not be significantly different than applying the standard at the individual contract level. We apply the portfolio approach primarily within each operating segment by geographical region. Application of the portfolio approach was focused on those characteristics that have the most significant accounting consequences in terms of their effect on the timing of revenue recognition or the amount of revenue recognized. We determined the key criteria to assess with respect to the portfolio approach, including the related deliverables, the characteristics of the customers and the timing and transfer of goods and services, which most closely aligned within the operating segments. In addition, the accountability for the business operations, as well as the operational decisions on how to go to market and the product offerings, are performed at the operating segment level. For additional information on revenue recognition, refer to Note 17.

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

We record liabilities related to pending litigation, environmental claims and other contingencies when a loss is probable and can be reasonably estimated. Estimates used to record such liabilities are based on our best estimate of probable future costs. We record the amounts that represent the points in the range of estimates that we believe are most probable or the minimum amount when no amount within the range is a better estimate than any other amount. Potential insurance reimbursements generally are not anticipated in our accruals for environmental liabilities or other insured losses. Expected insurance proceeds are recorded as receivables when recovery is deemed certain. While the final resolution of litigation and environmental contingencies could result in amounts different than current accruals, and therefore have an impact on our consolidated financial results in a future reporting period, we believe the ultimate outcome will not have a significant impact on our consolidated financial position. For additional information on our commitments and contingencies, refer to Note 15.

Actuarially Determined Liabilities

Pension and Postretirement Healthcare Benefit Plans

The measurement of our pension and postretirement benefit obligations are dependent on a variety of assumptions determined by management and used by our actuaries in their valuations and calculations. These assumptions affect the amount and timing of future pension contributions, benefit payments and expense or income recognized.

The significant assumptions used in developing the required estimates are the discount rates, expected returns on assets, projected salary and health care cost increases and mortality tables.

●	The discount rate assumptions for our U.S. plans are assessed using a yield curve constructed from a subset of bonds yielding greater than the median return from a population of non-callable, corporate bonds that have an average rating of AA when averaging available Moody’s Investor Services, Standard & Poor’s and Fitch ratings. The discount rates are calculated by matching each plans’ projected cash flows to the bond yield curve. For 2023 and 2022, we measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. In determining our U.S. pension obligations for 2023, our weighted-average discount rate decreased to 4.95% from 5.17% at year-end 2022. In determining our U.S. postretirement health care obligation for 2023, our weighted-average discount rate decreased to 4.95% from 5.14% at year-end 2022.

●	The expected rate of return on plan assets reflects asset allocations, investment strategies and views of investment advisors, and represents our expected long-term return on plan assets. Our weighted-average expected returns on U.S. plan assets used in determining the U.S. pension and U.S. postretirement health care expenses was 7.75% for 2023 and 7.00% for 2022 and 2021.

●	Projected salary is based on our long-term actual experience, the near-term outlook and assumed inflation. Our weighted-average projected salary increase used in determining the U.S. pension expenses was 4.03% for 2023, 2022 and 2021.

●	For postretirement benefit measurement purposes as of December 31, 2023, the annual rates of increase in the per capita cost of covered health care were assumed to be 7.46% for pre-65 costs. Post-65 costs are no longer used. The rates are assumed to decrease each year until they reach 4.5% in 2034 and remain at those levels thereafter.

●	We use mortality tables appropriate in the circumstances, which generally are the recently available mortality tables as of the respective U.S. and international measurement dates. Our year-end U.S. valuations reflect mortality tables that estimate the impacts of COVID in an endemic state. This represents a change from prior year when the impact of COVID on future mortality could not be reasonably estimated.

The effects of actual results differing from our assumptions, as well as changes in assumptions, are reflected in the unrecognized gains or losses and amortized into earnings in the future. Significant differences in actual experience or significant changes in assumptions may materially affect future pension and other postretirement obligations and income or expense. The unrecognized net losses on our U.S. qualified and non-qualified pension plans increased to $495 million as of December 31, 2023 from $412 million as of December 31, 2022 (both before tax), primarily due to lower actual return on assets partially offset by current year net actuarial gains.

The effect of a decrease in the discount rate or decrease in the expected return on assets assumption as of December 31, 2023, on the December 31, 2023 defined benefit obligation and 2024 expense is shown below, assuming no changes in benefit levels. Expense amounts reflect the accounting for gains or losses as a component of other comprehensive income or expense and recognition of the impacts into earnings over time:

	Effect on U.S. Pension Plans
		Increase in	Higher
	Assumption	Recorded	2024
(millions)	Change	Obligation	Expense
Discount rate	-.25 pts	$37.7	$2.9
Expected return on assets	-.25 pts	N/A	(4.7)

	Effect on U.S. Postretirement
	Health Care Benefits Plans
		Increase in	Higher
	Assumption	Recorded	2024
(millions)	Change	Obligation	Expense
Discount rate	-.25 pts	$2.3	$-
Expected return on assets	-.25 pts	N/A	-

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

Refer to Note 16 for further discussion concerning our accounting policies, estimates, funded status, contributions and overall financial positions of our pension and postretirement plan obligations.

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

Income Taxes

Judgment is required to determine the annual effective income tax rate, deferred tax assets and liabilities, valuation allowances recorded against net deferred tax assets and unrecognized tax benefits.

Effective Income Tax Rate

Our effective income tax rate is based on annual income, statutory tax rates and tax planning available in the various jurisdictions in which we operate. Our annual effective income tax rate includes the impact of unrecognized tax benefits. We recognize the amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority. We adjust these liabilities for unrecognized tax benefits in light of changing facts and circumstances.

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

Unrecognized Tax Benefits

A number of years may elapse before a particular tax matter, for which we have established a liability for unrecognized tax benefits, is audited and finally resolved. The number of tax years with open tax audits varies depending on the tax jurisdiction. The Internal Revenue Service (“IRS”) has completed examinations of our U.S. federal income tax returns through 2016 and the years 2017 through 2020 are currently under audit. In addition to the U.S. federal examinations, we have ongoing audit activity in several U.S. state and foreign jurisdictions.

The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe our tax returns properly reflect the tax consequences of our operations, and our liabilities for unrecognized tax benefits are appropriate and sufficient for the positions taken. Because of the uncertainty of the final outcome of these examinations, we have established a liability for potential reductions of tax benefits (including related interest and penalties) for amounts that do not meet the more-likely-than-not thresholds for recognition and measurement as required by authoritative guidance. The liability for unrecognized tax benefits is reviewed throughout the year, taking into account new legislation, regulations, case law and audit results. Settlement of any particular issue could result in offsets to other balance sheet accounts, cash payments or receipts and/or adjustments to tax expense. Liabilities for unrecognized tax benefits are presented in the Consolidated Balance Sheets within other non-current liabilities. Our gross liability for unrecognized tax benefits was $24.2 million and $24.9 million as of December 31, 2023 and 2022, respectively. For additional information on income taxes refer to Note 12.

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

We review our long-lived and amortizable intangible assets, the net value of which was $6.3 billion as of December 31, 2023 and 2022, for impairment when significant events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset or asset group, a significant adverse change in the manner in which asset or asset groups are being used or history of operating or cash flow losses associated with the use of the asset or asset group. Impairment losses could occur when the carrying amount of an asset or asset group exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s or assets group’s carrying amount over its estimated fair value.

We use the straight-line method to recognize amortization expense related to our amortizable intangible assets, including our customer relationships. We consider various factors when determining the appropriate method of amortization for our customer relationships, including projected sales data, customer attrition rates and length of key customer relationships.

Globally, we have a broad customer base. Our retention rate of significant customers has aligned with our acquisition assumptions, including the customer bases acquired from our Nalco, Laboratoires Anios (“Anios”), Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”) and Purolite transactions, which make up the majority of our unamortized customer relationships. Our historical retention rates, coupled with our consistent track record of keeping long-term relationships with our customers, supports our expectation of consistent sales generation for the foreseeable future from the acquired customer bases. If our customer retention rates or other post-acquisition operational activities change materially, we would evaluate the financial impacts and significance of the events given rise to the change which could result in impairment of our customer relationship intangible assets, or absent an impairment, an acceleration of amortization expense.

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

Goodwill and Indefinite Life Intangible Assets

Goodwill arises from our acquisitions and represents the excess of the fair value of the purchase consideration exchanged over the fair value of net assets acquired. We had total goodwill of $8.1 billion and $8.0 billion as of December 31, 2023 and 2022, respectively. We test our goodwill for impairment at the reporting unit level. Our reporting units are our ten operating segments. We assess goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, we complete an interim goodwill impairment assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill impairment assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, we will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.

For our annual 2023 goodwill impairment assessment, we completed our impairment assessment for our ten reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. Our goodwill impairment assessments for 2023 indicated the estimated fair values of each of these ten reporting units exceeded the carrying amounts of the respective reporting units by a significant margin. We evaluate the need to complete interim goodwill impairment assessments when significant events or changes in business circumstances indicate that it is more likely than not that the carrying amount of a reporting unit may be higher than its fair value. No events were noted during the second half of 2023 that required completion of an interim goodwill impairment assessment in the second half of 2023 for any of our ten reporting units. There has been no impairment of goodwill in any of the periods presented.

The Nalco trade name is our only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. For our annual 2023 indefinite life intangible asset impairment assessment, we completed our impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. Our Nalco tradename impairment assessment for 2023 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. No events were noted during the second half of 2023 that required completion of an interim impairment assessment of our Nalco trade name in the second half of 2023. There has been no impairment of the Nalco trade name intangible since it was acquired.

RESULTS OF OPERATIONS

Net Sales

				Percent Change

(millions)	2023	2022	2021	2023	2022
Product and equipment sales	$12,316.8	$11,446.2	$10,153.3
Service and lease sales	3,003.4	2,741.6	2,579.8
Reported GAAP net sales	15,320.2	14,187.8	12,733.1	8%	11%
2021 impact of Purolite on net sales	-	-	12.0
Non-GAAP adjusted net sales	15,320.2	14,187.8	12,721.1	8%	12%
Effect of foreign currency translation	(44.8)	(94.4)	(566.9)
Non-GAAP adjusted fixed currency sales	15,275.4	14,093.4	12,154.2	8%	16%
Effect of acquisitions and divestitures	(113.4)	(123.7)	*
Non-GAAP organic sales	$15,162.0	$13,969.7	*	9%	*
* Not meaningful

The percentage components of the year-over-year sales change are shown below:

(percent)	2023	2022
Volume	-%	2%
Price changes	8	10
Organic sales change	9	13
Acquisitions and divestitures	-	3
Fixed currency sales change	8	16
Foreign currency translation	-	(4)
Reported GAAP net sales change	8%	11%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin (“Gross Margin”)

	2023		2022		2021
		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$7,389.2		$7,212.8		$6,100.9
Service and lease cost of sales	1,765.7		1,618.2		1,514.9
Reported GAAP COS and gross margin	9,154.9	40.2%	8,831.0	37.8%	7,615.8	40.2%
Special (gains) and charges	22.5		69.9		93.9
2021 impact of Purolite on COS	-		-		7.6
Non-GAAP adjusted COS and gross margin	$9,132.4	40.4%	$8,761.1	38.2%	$7,514.3	40.9%

Our COS values and corresponding gross margin are shown above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 40.2%, 37.8%, and 40.2% for 2023, 2022 and 2021, respectively. Our 2023, 2022 and 2021 reported gross margins were negatively impacted by special (gains) and charges of $22.5 million, $69.9 million, and $93.9 million, respectively. Special (gains) and charges items impacting COS are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges, our 2023 adjusted gross margin was 40.4% compared against a 2022 adjusted gross margin of 38.2%. The increase primarily reflected accelerating pricing that overcame higher supply chain costs.

Excluding the impact of special (gains) and charges and the 2021 impacts of the Purolite transaction, our adjusted gross margin was 38.2% and 40.9% for 2022 and 2021, respectively. The decrease primarily reflected accelerating pricing that was more than offset by higher delivered product cost and unfavorable mix.

Selling, General and Administrative Expenses (“SG&A”)

(percent)	2023	2022	2021
SG&A Ratio	26.5%	25.8%	26.8%

The increased SG&A ratio (SG&A expenses as a percentage of reported net sales) comparing 2023 against 2022 was driven by higher incentive compensation compared to last year which was partially offset by strong productivity including cost savings initiatives. The decreased SG&A ratio (SG&A expenses as a percentage of reported net sales) comparing 2022 against 2021 was driven primarily by strong productivity including cost savings initiatives, partially offset by higher cost of compensation compared to last year.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income included the following items:

(millions)	2023	2022	2021
Cost of sales
Restructuring activities	$22.5	$21.4	$24.7
Acquisition and integration activities	-	25.0	4.2
Russia/Ukraine	-	7.2	-
Other	-	16.3	65.0
Cost of sales subtotal	22.5	69.9	93.9

Special (gains) and charges
Restructuring activities	63.2	85.8	11.9
Acquisition and integration activities	16.1	14.5	29.9
Russia/Ukraine	1.4	5.9	-
Other	30.7	34.3	60.8
Special (gains) and charges subtotal	111.4	140.5	102.6

Operating income subtotal	133.9	210.4	196.5

Other (income) expense	-	50.6	37.2
Interest expense, net	-	-	33.1

Total special (gains) and charges	$133.9	$261.0	$266.8

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

In 2023 and 2022 we recorded total Combined Program restructuring charges of $77.7 million ($66.4 million after tax) or $0.23 per diluted share and $67.2 million ($56.0 million after tax) or $0.20 per diluted share, respectively. We have recorded $164.2 million ($136.9 million after tax), or $0.48 per diluted share of cumulative charges under the Combined Plan. The net liability related to the Combined Program was $43.1 million and $62.0 million as of December 31, 2023 and 2022, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

The Combined Program has delivered $131 million of cumulative cost savings with estimated annualized cost savings of $175 million in continuing operations by 2024.

Institutional Advancement Program

We approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance our Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging our ongoing investments in digital technology.

In 2023, 2022 and 2021, we recorded total restructuring charges of $8.0 million ($6.0 million after tax) or $0.03 per diluted share, $6.3 million ($4.8 million after tax) or $0.02 per diluted share and $12.6 million ($10.2 million after tax) or $0.04 per diluted share, respectively, primarily related to severance, disposals of equipment and office closures. The Restructuring activities were completed at the end of 2023, with total costs of $62.1 million ($47.4 million after tax), or $0.17 per diluted share. Net cash payments were $2.6 million and non-cash net charges were $6.8 million in 2023. There was no remaining liability related to the Institutional Plan as of December 31, 2023. There was $1.9 million of liability related to the Institutional Plan of December 31, 2022.

The Institutional Plan has delivered $55 million of annual cost savings.

Accelerate 2020

During 2018, we formally commenced a restructuring plan Accelerate 2020 (“the A2020 Plan”), to leverage technology and system investments and organizational changes. The goals of the A2020 Plan were to further simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. We recorded restructuring charges of $9.9 million ($8.4 million after tax) or $0.03 per diluted share and $5.3 million ($6.2 million after tax) or $0.02 per diluted share in 2022 and 2021, respectively. The restructuring activities were completed at the end of 2022, with total costs of $254.4 million ($198.4 million after tax), or $0.69 per diluted share.

Net cash payments were $13.2 million during 2023. The liability related to the A2020 Plan was $4.9 million and $18.1 million as of December 31, 2023 and 2022, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The A2020 Plan has delivered $315 million of annual cost savings.

Other Restructuring Activities

During 2022 and 2021, we incurred restructuring charges of $23.8 million ($17.9 million after tax), or $0.06 per diluted share and $18.7 million ($17.0 million after tax), or $0.06 per diluted share, respectively, related to other immaterial restructuring activity. The charges primarily related to severance and asset write-offs.

The restructuring liability balance for all other restructuring plans excluding the Combined Program, A2020 Plan and the Institutional Plan were $3.3 million and $23.2 million as of December 31, 2023 and 2022, respectively. The decrease in liability was driven primarily by the reclass of $19.3 million from other restructuring to the Combined Program in the first quarter of 2023. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2023 related to all other restructuring plans excluding the Combined Program, A2020 and Institutional Plan were $0.6 million.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2023 include $16.1 million ($12.0 million after tax) or $0.04 per diluted share. Charges are integration related costs primarily related to the Purolite Corporation (“Purolite”) acquisition.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2022 include $14.5 million ($11.4 million after tax) or $0.04 per diluted share. Charges are related primarily to the Purolite acquisition and consist of integration related costs, advisory and legal fees. Acquisition and integration related costs reported in product and equipment cost of sales on the Consolidated Statements of Income in 2022 include $25.0 million ($19.6 million after tax) or $0.07 per diluted share. Charges are related primarily to the recognition of fair value step-up in the Purolite inventory and other integration costs.

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

Russia/Ukraine

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We incurred charges of $1.4 million ($1.1 million after tax) or less than $0.01 per diluted share and $13.1 million ($12.6 million after tax) or $0.04 per diluted share during 2023 and 2022, respectively, primarily related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other operating activities recorded in cost of sales on the Consolidated Statements of Income of $16.3 million ($12.7 million after tax), or $0.04 per diluted share in 2022, and $65.0 million ($49.2 million after tax), or $0.17 per diluted share in 2021 relate primarily to COVID-19 activities.

Other operating activities recorded in special (gains) and charges on the Consolidated Statements of Income of $30.7 million ($23.3 million after tax), or $0.08 per diluted share in 2023 relate primarily to certain legal charges. Other operating activities recorded in special (gains) and charges on the Consolidated Statements of Income of $34.3 million ($25.7 million after tax), or $0.09 per diluted share in 2022 and $60.8 million ($46.4 million after tax), or $0.16 per diluted share in 2021 relate primarily to COVID-19 activities and certain legal charges.

Other (income) expense

During 2022 and 2021, we incurred settlement expense recorded in other (income) expense on the Consolidated Statements of Income of $50.6 million ($38.2 million after tax) or $0.13 per diluted share and $37.2 million ($28.7 million after tax) or $0.10 per diluted share, respectively, related to U.S. pension plan lump-sum payments to retirees.

Interest expense, net

During 2021 we recorded special charges of $32.3 million ($28.4 million after tax) or $0.10 per diluted share in interest expense on the Consolidated Statements of Income related to debt issuance and refinancing charges.

Operating Income and Operating Income Margin

				Percent Change

(millions)	2023	2022	2021	2023	2022
Reported GAAP operating income	$1,992.3	$1,562.5	$1,598.6	28%	(2)%
Special (gains) and charges	133.9	210.4	196.5
2021 impact of Purolite on operating income	-	-	3.8
Non-GAAP adjusted operating income	2,126.2	1,772.9	1,798.9	20	(1)
Effect of foreign currency translation	(5.8)	(13.1)	(110.5)
Non-GAAP adjusted fixed currency operating income	2,120.4	1,759.8	1,688.4
Effect of acquisitions and divestitures	(2.9)	(0.4)	*
Non-GAAP organic operating income	$2,117.5	$1,759.4	*	20%	*
* Not meaningful

(percent)	2023	2022	2021
Reported GAAP operating income margin	13.0%	11.0%	12.6%
Non-GAAP adjusted operating income margin	13.9%	12.5%	14.1%
Non-GAAP adjusted fixed currency operating income margin	13.9%	12.5%	13.9%
Non-GAAP organic operating income margin	14.0%	12.6%	*
* Not meaningful

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by sales.

Our reported operating income was $1,992.3 million, $1,562.5 million and $1,598.6 for 2023, 2022 and 2021, respectively. Our 2023, 2022 and 2021 operating incomes were negatively impacted by special (gains) and charges and the 2021 impact of Purolite on operating income of $133.9 million, $210.4 million, and $200.3 million, respectively.

Excluding the impacts of special (gains) and charges 2023 adjusted operating income increased 20% as strong pricing overcame investments in the business including incentive compensation, higher supply chain costs and unfavorable mix. Excluding the impacts of special (gains) and the 2021 impact of Purolite on operating income 2022 adjusted operating income decreased 1% driven by accelerating pricing covering substantially higher delivered product costs, which was offset by investments in the business.

Other (Income) Expense

(millions)	2023	2022	2021
Reported GAAP other (income) expense	($59.9)	($24.5)	($33.9)
Special (gains) and charges	-	50.6	37.2
Non-GAAP adjusted other (income) expense	($59.9)	($75.1)	($71.1)

Our reported other income was $59.9 million, $24.5 million and $33.9 million in 2023, 2022 and 2021, respectively. Other (income) expense increased when comparing 2023 against 2022 as higher pension costs were more than offset by the comparison to last year’s $50.6 million settlement expense related to U.S. pension plan lump-sum payments to retirees. Other (income) expense decreased when comparing 2022 against 2021 primarily due to increased pension settlement charges in 2022 as a result of a higher volume of pension settlement activity and higher interest costs associated with rising interest rates throughout 2022. Excluding the impact of settlements and curtailments recorded in special (gains) and charges during 2023, 2022 and 2021, our adjusted other income was $59.9 million, $75.1 million and $71.1 million, respectively.

Interest Expense, Net

(millions)	2023	2022	2021
Reported GAAP interest expense, net	$296.7	$243.6	$218.3
Special (gains) and charges	-	-	33.1
2021 impact of Purolite on interest expense	-	-	3.5
Non-GAAP adjusted interest expense, net	$296.7	$243.6	$181.7

Our reported net interest expense totaled $296.7 million, $243.6 million and $218.3 million during 2023, 2022 and 2021, respectively.

We incurred $33.1 million ($29.0 million after tax) or $0.10 per diluted share of interest expense special charges in conjunction with our debt issuances and refinancing activities during 2021.

Adjusted for special (gains) and charges, the increase in interest expense when comparing 2023 against 2022 was driven primarily by the higher average interest rates on outstanding debt. Adjusted for special (gains) and charges, the increase in interest expense when comparing 2022 against 2021 was driven primarily by the interest on debt issued to fund the Purolite acquisition and the impact from higher average interest rates on floating rate debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

(percent)	2023	2022	2021
Reported GAAP tax rate	20.6%	17.5%	19.1%
Tax rate impact of:
Special (gains) and charges	(0.1)	0.5	0.1
Discrete tax items	(0.6)	0.7	(0.3)
Non-GAAP adjusted tax rate	19.9%	18.7%	18.9%

Our reported tax rate was 20.6%, 17.5%, and 19.1%, for 2023, 2022 and 2021, respectively. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized a net tax expense related to discrete tax items of $11.2 million during 2023. The net discrete tax expense was primarily related to the filing of federal, state and foreign tax returns and other income tax adjustments including the impact of changes in tax laws, audit settlements, share-based compensation excess tax benefits and other changes in estimates.

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

The change in our adjusted tax rates from 2022 to 2023 was primarily driven by geographic income mix. Future comparability of our adjusted tax rate may be impacted by various factors, including but not limited to other changes in global tax rules, further tax planning projects and geographic income mix.

Net Income Attributable to Ecolab

				Percent Change

(millions)	2023	2022	2021	2023	2022
Reported GAAP net income attributable to Ecolab	$1,372.3	$1,091.7	$1,129.9	26%	(3)%
Adjustments:
Special (gains) and charges, after tax	109.2	207.3	213.5
Discrete tax net (benefit) expense	11.2	(11.8)	5.8
2021 impact of Purolite on net income	-	-	5.6
Non-GAAP adjusted net income attributable to Ecolab	$1,492.7	$1,287.2	$1,354.8	16%	(5)%

Diluted EPS

				Percent Change

(dollars)	2023	2022	2021	2023	2022
Reported GAAP diluted EPS	$4.79	$3.81	$3.91	26%	(3)%
Adjustments:
Special (gains) and charges, after tax	0.38	0.72	0.74
Discrete tax net (benefit) expense	0.04	(0.04)	0.02
2021 impact of Purolite on diluted EPS	-	-	0.02
Non-GAAP adjusted diluted EPS	$5.21	$4.49	$4.69	16%	(4)%

Per share amounts do not necessarily sum due to rounding.

Currency translation had an unfavorable $(0.05) impact on reported and adjusted diluted EPS when comparing 2023 to 2022 and unfavorable $(0.26) impact when comparing 2022 to 2021.

SEGMENT PERFORMANCE

The non-U.S. dollar functional currency international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates established by management for 2023. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2. Additional information about our reportable segments is included in Note 18.

Fixed currency net sales and operating income for 2023, 2022 and 2021 for our reportable segments are shown in the following tables.

Net Sales				Percent Change

(millions)	2023	2022	2021	2023	2022
Global Industrial	$7,193.1	$6,736.3	$5,908.5	7%	14%
Global Institutional & Specialty	4,994.0	4,414.3	3,856.7	13	14
Global Healthcare & Life Sciences	1,576.9	1,505.8	1,101.1	5	37
Other	1,442.3	1,313.3	1,162.5	10	13
Corporate	69.1	123.7	137.4	(44)	(10)
Subtotal at fixed currency	15,275.4	14,093.4	12,166.2	8	16
Effect of foreign currency translation	44.8	94.4	566.9
Consolidated reported GAAP net sales	$15,320.2	$14,187.8	$12,733.1	8%	11%

Operating Income				Percent Change

(millions)	2023	2022	2021	2023	2022
Global Industrial	$1,080.7	$935.8	$943.4	15%	(1)%
Global Institutional & Specialty	823.0	621.7	536.7	32	16
Global Healthcare & Life Sciences	160.0	193.3	141.0	(17)	37
Other	255.0	209.9	181.3	21	16
Corporate	(331.7)	(414.4)	(314.3)	(20)	32
Subtotal at fixed currency	1,987.0	1,546.3	1,488.1	29	4
Effect of foreign currency translation	5.3	16.2	110.5
Consolidated reported GAAP operating income	$1,992.3	$1,562.5	$1,598.6	28%	(2)%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	Year ended
	December 31
Net Sales	2023			2022
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$7,193.1	($4.5)	$7,188.6	$6,736.3	$-	$6,736.3
Global Institutional & Specialty	4,994.0	(39.8)	4,954.2	4,414.3	-	4,414.3
Global Healthcare & Life Sciences	1,576.9	-	1,576.9	1,505.8	-	1,505.8
Other	1,442.3	-	1,442.3	1,313.3	-	1,313.3
Corporate	69.1	(69.1)	-	123.7	(123.7)	-
Subtotal at fixed currency	15,275.4	(113.4)	15,162.0	14,093.4	(123.7)	13,969.7
Effect of foreign currency translation	44.8			94.4
Consolidated reported GAAP net sales	$15,320.2			$14,187.8

Operating Income	2023			2022
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$1,080.7	$0.2	$1,080.9	$935.8	$-	$935.8
Global Institutional & Specialty	823.0	(0.5)	822.5	621.7	-	621.7
Global Healthcare & Life Sciences	160.0	-	160.0	193.3	-	193.3
Other	255.0	-	255.0	209.9	-	209.9
Corporate	(198.3)	(2.6)	(200.9)	(200.9)	(0.4)	(201.3)
Non-GAAP adjusted fixed currency operating income	2,120.4	(2.9)	2,117.5	1,759.8	(0.4)	1,759.4
Special (gains) and charges	133.4			213.5
Subtotal at fixed currency	1,987.0			1,546.3
Effect of foreign currency translation	5.3			16.2
Consolidated reported GAAP operating income	$1,992.3			$1,562.5

Global Industrial

	2023	2022	2021
Sales at fixed currency (millions)	$7,193.1	$6,736.3	$5,908.5
Sales at public currency (millions)	7,221.8	6,805.0	6,237.9

Volume	(2)%	1%
Price changes	9%	13%
Organic sales change	7%	14%
Acquisitions and divestitures	-%	-%
Fixed currency sales change	7%	14%
Foreign currency translation	(1)%	(5)%
Public currency sales change	6%	9%

Operating income at fixed currency (millions)	$1,080.7	$935.8	$943.4
Operating income at public currency (millions)	1,084.7	950.0	1,019.5

Fixed currency operating income change	15%	(1)%
Fixed currency operating income margin	15.0%	13.9%	16.0%
Organic operating income change	16%	*
Organic operating income margin	15.0%	13.9%	*
Public currency operating income change	14%	(7)%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Industrial increased in 2023 driven by strong pricing and new business wins partially offset by weaker markets. The 2022 sales increase was impacted by as strong double-digit growth across all divisions was driven by accelerating pricing and new business wins.

At an operating segment level, Water organic sales increased 8% in 2023 driven by strong pricing and new business wins. Water organic sales increased 13% in 2022 driven by strong pricing and new business wins. Light industry reported good sales growth driven by strong performance across data centers, microelectronics and institutional. Heavy industry in 2023 reported good sales growth driven by strong pricing, gains in primary metals and growth in chemicals and strong sales in 2022 led by double-digit growth in power and chemicals. Downstream reported strong sales growth in 2023 driven by innovative water treatment programs. Food & Beverage organic sales increased 9% in 2023 reflecting continued pricing, strong performance in dairy, and solid growth in beverage & brewing and animal health. Organic increased 14% in 2022 primarily reflecting accelerating pricing. Paper organic sales decreased 1% in 2023 as pricing and new business wins were offset by easing customer production rates. Organic sales increased 16% in 2022 driven by accelerating pricing, new business wins and continued growth in ecommerce markets.

Operating Income

Organic operating income and organic operating income margins for Global Industrial increased in 2023 and decreased 2022 when compared to prior periods.

Organic operating income margins increased 1.1 percentage points during 2023 compared to 2022, as the 6.8 percentage point positive impacts of strong pricing overcame the 5.5 percentage point negative impacts of investments in the business including incentive compensation, lower volume, and higher supply chain costs. Organic operating income margins decreased in 2022 compared to 2021, as the positive impact from accelerating pricing was more than offset by the negative impacts of higher delivered product costs, unfavorable mix and investment in the business.

Global Institutional & Specialty

	2023	2022	2021
Sales at fixed currency (millions)	$4,994.0	$4,414.3	$3,856.7
Sales at public currency (millions)	4,999.2	4,432.1	3,966.8

Volume	3%	6%
Price changes	10%	8%
Organic sales change	12%	15%
Acquisitions and divestitures	1%	-%
Fixed currency sales change	13%	14%
Foreign currency translation	-%	(3)%
Public currency sales change	13%	12%

Operating income at fixed currency (millions)	$823.0	$621.7	$536.7
Operating income at public currency (millions)	823.4	624.3	550.6

Fixed currency operating income change	32%	16%
Fixed currency operating income margin	16.5%	14.1%	13.9%
Organic operating income change	32%	*
Organic operating income margin	16.6%	14.1%	*
Public currency operating income change	32%	13%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Institutional & Specialty increased in 2023 driven by strong pricing and new business wins. The 2022 sales increased driven by accelerating pricing and new business wins.

At an operating segment level, Institutional organic sales increased 12% in 2023, driven by strong pricing and new business wins. Organic sales increased 18% in 2022, driven by accelerating pricing and new business wins. Specialty organic sales increased 13% in 2023 driven by growth in quick service and food retail. Organic sales increased 7% in 2022 driven by strong quick service sales and modest growth in food retail sales.

Operating Income

Organic operating income for our Global Institutional & Specialty segment increased in both 2023 and 2022 when compared to prior periods. Organic operating income margins increased in 2023 but decreased 2022 when compared to prior periods.

Organic operating income margins increased 2.5 percentage points during 2023, as the 7.9 percentage point positive impacts from strong pricing and cost savings initiatives overcame the 4.9 percentage point negative impacts of investments in the business including incentive compensation and higher supply chain costs. Organic operating income margins increased during 2022, as the positive impact from accelerating pricing and volume growth overcame the negative impacts of higher delivered product costs and investments in the business.

Global Healthcare & Life Sciences

	2023	2022	2021
Sales at fixed currency (millions)	$1,576.9	$1,505.8	$1,101.1
Sales at public currency (millions)	1,586.0	1,510.5	1,181.6

Volume	(1)%	(7)%
Price changes	6%	7%
Organic sales change	5%	-%
Acquisitions and divestitures	-%	37%
Fixed currency sales change	5%	37%
Foreign currency translation	-%	(8)%
Public currency sales change	5%	(28)%

Operating income at fixed currency (millions)	$160.0	$193.3	$141.0
Operating income at public currency (millions)	161.5	193.5	158.1

Fixed currency operating income change	(17)%	37%
Fixed currency operating income margin	10.1%	12.8%	12.8%
Organic operating income change	(17)%	*
Organic operating income margin	10.1%	12.8%	*
Public currency operating income change	(17)%	22%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Healthcare & Life Sciences increased in 2023 as compared to 2022 driven by strong pricing and new business wins.

At an operating segment level, Healthcare organic sales increased 7% in 2023 driven by pricing and strong growth in North America. Organic sales decreased 1% in 2022 reflecting lower procedural and hand hygiene volumes, partially offset by increased pricing. Life Sciences organic sales increased 1% 2023 as pricing was more than offset soft near-term industry demand. Organic sales increased 9% in 2022 as accelerating pricing and growth in consumable pharmaceutical and personal care products, partially offset by normalizing demand for Bioquell’s biocontamination systems.

Operating Income

Organic operating income for our Global Healthcare & Life Sciences segment decreased in both 2023 and 2022 when compared to prior periods. Organic operating income margins decreased in both 2023 and 2022 when compared to prior periods.

Organic operating income margins decreased 2.7 percentage points in 2023, as the 4.5 percentage point positive impact from strong pricing was more than offset by the 7.5 percentage point negative impacts from targeted investments in the business, unfavorable mix and higher supply chain costs. Organic operating income margins decreased in 2022, as positive impact from accelerating pricing was more than offset by the negative impacts from higher delivered product costs, unfavorable mix, lower Healthcare volumes and targeted investments in the business.

Other

	2023	2022	2021
Sales at fixed currency (millions)	$1,442.3	$1,313.3	$1,162.5
Sales at public currency (millions)	1,444.2	1,316.4	1,207.7

Volume	3%	6%
Price changes	7%	7%
Organic sales change	10%	13%
Acquisitions and divestitures	-%	-%
Fixed currency sales change	10%	13%
Foreign currency translation	-%	(4)%
Public currency sales change	10%	9%

Operating income at fixed currency (millions)	$255.0	$209.9	$181.3
Operating income at public currency (millions)	254.4	209.5	188.2

Fixed currency operating income change	21%	16%
Fixed currency operating income margin	17.7%	16.0%	15.6%
Organic operating income change	21%	16%
Organic operating income margin	17.7%	16.0%	*
Public currency operating income change	21%	11%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Other increased in 2023 led by double-digit growth in Pest Elimination. Organic sales increased in 2022 led by strong growth in Pest Elimination, Textile Care and Colloidal Technologies.

At an operating segment level, Pest Elimination organic sales increased 11% in 2023 reflecting strong growth in restaurants, food & beverage, and food retail. Organic sales increased 11% in 2022 reflecting strong growth across food retail, food & beverage, hospitality and restaurants from accelerating pricing and new business wins. Textile Care organic sales increased 7% and 19% in 2023 and 2022, respectively. Colloidal Technologies Group organic sales increased 4% and 14% in 2023 and 2022, respectively.

Operating Income

Organic operating income in Other increased in both 2023 and 2022 when compared to prior periods. Organic operating income margins increased in both 2022 and 2022 when compared to prior periods.

Organic operating income margins in Other increased 1.7 percentage points in 2023, as the 5.6 percentage point positive impacts from strong pricing overcame the 4.3 percentage point negative impacts of investments in business. Organic operating income margins increased in 2022, as the positive impacts from accelerating pricing overcame the negative impacts of higher delivered product costs and investments in business.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 37 include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction post-separation. As discussed in Note 17, intangible asset amortization specifically from the Nalco and Purolite transactions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 32.

FINANCIAL POSITION, CASH FLOW AND LIQUIDITY

Financial Position

Total assets were $21.8 billion as of December 31, 2023, compared to total assets of $21.5 billion as of December 31, 2022.

Total liabilities were $13.8 billion as of December 31, 2023, compared to total liabilities of $14.2 billion as of December 31, 2022. Total debt was $8.2 billion as of December 31, 2023 and $8.6 billion as of December 31, 2022. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to EBITDA is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

	2023	2022	2021
(ratio)
Net debt to EBITDA	2.4	3.2	3.4

(millions)
Total debt	$8,181.8	$8,580.4	$8,758.2
Cash	919.5	598.6	359.9
Net debt	$7,262.3	$7,981.8	$8,398.3

Net income including noncontrolling interest	$1,393.0	$1,108.9	$1,144.0
Provision for income taxes	362.5	234.5	270.2
Interest expense, net	296.7	243.6	218.3
Depreciation	616.7	618.5	604.4
Amortization	306.9	320.2	238.7
EBITDA	$2,975.8	$2,525.7	$2,475.6

Cash Flows

Operating Activities

				Dollar Change

(millions)	2023	2022	2021	2023	2022
Cash provided by operating activities	$2,411.8	$1,788.4	$2,061.9	$623.4	($273.5)

We continue to generate cash flow from operations allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases.

Cash provided by operating activities increased $623 million in 2023 compared to 2022, driven primarily by a $332 million net favorable change in working capital and $284 million increase in net income. The cash flow impact from working capital was primarily driven by improvement in inventory due to management efforts following easing global supply chain constraints and an improvement in receivables offset by a decrease in accounts payable primarily associated with our inventory reduction efforts.

Cash provided by operating activities decreased $274 million in 2022 compared to 2021, driven primarily by $277 million increase in working capital. The increase in working capital is primarily driven by past due receivables higher than last year due to pricing and energy surcharge rollout. Additionally, inventory impacted by inflationary environment and higher stock holding to mitigate supply disruption.

The impact on operating cash flows of pension and postretirement plan contributions, cash activity related to restructuring, cash paid for income taxes and cash paid for interest, are shown in the following table:

				Dollar Change

(millions)	2023	2022	2021	2023	2022
Pensions and postretirement plan contributions	$109.3	$64.3	$60.2	$45.0	$4.1
Restructuring payments	118.3	41.0	78.3	77.3	(37.3)
Income tax payments	469.2	308.9	275.7	160.3	33.2
Interest payments	324.8	222.4	208.7	102.4	13.7

Investing Activities

				Dollar Change

(millions)	2023	2022	2021	2023	2022
Cash used for investing activities	($990.5)	($716.8)	($4,579.7)	($273.7)	$3,862.9

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as from capital investments in the business.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures were $775 million, $713 million and $643 million in 2023, 2022 and 2021, respectively.

Total cash paid for acquisitions, net of cash acquired and net of cash received from dispositions, in 2023, 2022 and 2021 was $180 million, $7 million and $3,924 million, respectively. Our acquisitions and divestitures are discussed further in Note 4. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

Financing Activities

				Dollar Change

(millions)	2023	2022	2021	2023	2022
Cash provided by (used for) financing activities	($1,054.7)	($837.3)	$1,603.2	($217.4)	($2,440.5)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

There were no long-term debt issuances in 2023. We repaid $500 million of long-term debt in 2023. We issued $500 million par value and received $494 million in proceeds of long-term debt in 2022. We issued $2,800 million par value and received $2,775 million in proceeds of long-term debt and repaid $900 million of long-term debt in 2021.The proceeds received from the debt issuances were used for the Purolite acquisition, repayment of outstanding debt, repayment of commercial paper and general corporate purposes. In addition, we had net repayments of $2 million and $404 million of commercial paper and notes payable in 2023 and 2022, respectively, and net issuances of $394 million in 2021.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $14 million, $518 million, and $107 million of shares in 2023, 2022 and 2021, respectively.

The impact on financing cash flows of commercial paper and notes payable repayments, long-term debt borrowings and long-term debt repayments, are shown in the following table:

				Dollar Change

(millions)	2023	2022	2021	2023	2022
Net (repayments) issuances of commercial paper and notes payable	($1.9)	($404.3)	$393.6	$402.4	($797.9)
Long-term debt borrowings	-	494.0	2,775.0	(494.0)	(2,281.0)
Long-term debt repayments	(500.0)	-	(1,017.9)	(500.0)	1,017.9

In December 2023, we increased our quarterly dividend rate by 8%. This represents the 32nd consecutive year we have increased our dividend. We have paid dividends on our common stock for 87 consecutive years. We paid dividends of $617 million, $603 million and $566 million in 2023, 2022 and 2021, respectively. Cash dividends declared per share of common stock, by quarter, for each of the last three years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2023	$0.53	$0.53	$0.53	$0.57	$2.16
2022	$0.51	$0.51	$0.51	$0.53	$2.06
2021	$0.48	$0.48	$0.48	$0.51	$1.95

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

As of December 31, 2023, we had $920 million of cash and cash equivalents on hand, of which $880 million was held outside of the U.S. As of December 31, 2022, we had $599 million of cash and cash equivalents on hand, of which $122 million was held outside of the U.S. Our cash balance is intended to fund current maturities of long-term debt. We will continue to evaluate our cash position in light of future developments.

In January 2024, we repaid €575 million ($630 million) of long-term debt.

As of December 31, 2023, we had a $2.0 billion multi-year credit facility, which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At year end, we had no commercial paper outstanding under our U.S. program nor our Euro program. There were no borrowings under our credit facility as of December 31, 2023 or 2022. As of December 31, 2023, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

Additionally, we have uncommitted credit lines with major international banks and financial institutions. These credit lines support our daily global funding needs, primarily our global cash pooling structures. As of December 31, 2023 we had $155 million of bank supported letters of credit, surety bonds and guarantees outstanding in support of our commercial business transactions. We do not have any other significant unconditional purchase obligations or commercial commitments.

As of December 31, 2023, Standard & Poor’s, Fitch and Moody’s rated our long-term credit at A- (negative outlook), A- (stable outlook) and A3 (negative outlook), respectively. A reduction in our credit ratings could limit or preclude our ability to issue commercial paper under our current programs or could also adversely affect our ability to renew existing, or negotiate new, credit facilities in the future and could increase the cost of these facilities.

As of December 31, 2023, we were in compliance with our debt covenants and other requirements of our credit agreements and indentures.

A schedule of our various obligations as of December 31, 2023 are summarized in the following table:

		Payments Due by Period
		Less			More
		Than	2-3	4-5	Than
(millions)	Total	1 Year	Years	Years	5 Years
Notes payable	$2	$2	$-	$-	$-
One-time transition tax	67	7	60	-	-
Long-term debt	8,180	629	1,363	1,441	4,747
Operating leases	632	147	229	108	148
Interest*	3,953	321	609	454	2,569
Total	$12,834	$1,106	$2,261	$2,003	$7,464

*Interest on variable rate debt was calculated using the interest rate at year end 2023.

As of December 31, 2023, our gross liability for unrecognized tax benefits was $24 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.

We do not have required minimum cash contribution obligations for our qualified pension plans in 2023. We are required to fund certain international pension benefit plans in accordance with local legal requirements. We estimate contributions to be made to our international plans will approximate $47 million in 2024. These amounts have been excluded from the schedule of contractual obligations.

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

We enter into foreign currency forward contracts to hedge certain intercompany financial arrangements, and to hedge against the effect of exchange rate fluctuations on transactions related to cash flows denominated in currencies other than U.S. dollars. We use net investment hedges as hedging instruments to manage risks associated with our investments in foreign operations. As of December 31, 2023, we had a total of €834 million senior notes designated as net investment hedges.

We enter into cross-currency swap derivative contracts to hedge certain Euro denominated exposures from our investments in certain of its Euro denominated functional currency subsidiaries. We use net investment hedges as hedging instruments to manage risks associated with our investments in foreign operations. As of December 31, 2023, we had €625 million of cross-currency swap derivative contracts outstanding designated as a net investment hedge.

We enter into cross-currency swap derivative contracts to hedge certain Chinese Yen (“CNY”) denominated exposures from our investments in certain CNY denominated functional currency subsidiaries. We use net investment hedges as hedging instruments to manage risks associated with our investments in foreign operations. As of December 31, 2023, we had CNH 2,192 million (CNH is the CNY traded in the offshore market) of cross-currency swap derivative contracts outstanding designated as a net investment hedge.

We manage interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of December 31, 2023, we had $1,500 million of interest rate swaps outstanding.

Refer to Note 8 for further information on our hedging activity.

Based on a sensitivity analysis (assuming a 10% change in market rates) of our foreign exchange and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would increase/decrease our financial position and liquidity by approximately $169 million. The effect on our results of operations would be substantially offset by the impact of the hedged items.

GLOBAL ECONOMIC AND POLITICAL ENVIRONMENT

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina and Turkey are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina and Turkey. During 2023, sales in Argentina and Turkey represented less than 1% of our consolidated sales. Assets held in Argentina and Turkey at the end of 2023 represented less than 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. Our Russian and Ukraine operations represented approximately 1% of our 2023 consolidated net sales. We recorded charges of $1.4 million and $13.1 million in 2023 and 2022, respectively, primarily related to recoverability risk of certain assets in both Russia and Ukraine.

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

Our non-GAAP adjusted financial measure for net sales excludes 2021 Purolite sales. Our non-GAAP adjusted financial measures for cost of sales, gross margin, operating income, other (income) expense and interest expense exclude the impact of special (gains) and charges and (with the exception of other (income) expense) the 2021 impact of the Purolite transaction, and our non-GAAP measures for tax rate, net income attributable to Ecolab and diluted EPS further exclude the impact of discrete tax items. We include items within special (gains) and charges and discrete tax items that we believe can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results. After tax special (gains) and charges are derived by applying the applicable local jurisdictional tax rate to the corresponding pre-tax special (gains) and charges.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the design and operating effectiveness of internal control over financial reporting was conducted based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2023.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 as stated in their report which is included herein.

Christophe Beck	Scott D. Kirkland
Chairman and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ecolab Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Certain U.S. Defined Benefit Pension Plan Obligations

As described in Note 16 to the consolidated financial statements, the Company’s projected benefit obligations for U.S. pension plans was $1,859.5 million as of December 31, 2023, of which a majority relates to certain U.S. pension plans. The measurement of the Company’s pension benefit obligations are dependent on a variety of assumptions determined by management and used actuaries in their valuation method and calculations. The significant assumptions used in developing the required estimates of the projected benefit obligations are the discount rates, expected returns on assets, projected salary increases, and mortality tables.

The principal considerations for our determination that performing procedures relating to the valuation of certain U.S. defined benefit pension plan obligations is a critical audit matter are (i) the significant judgment by management when developing the estimate of certain U.S. defined benefit pension plan obligations; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rates and expected return on assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the defined benefit pension plan obligations, including controls over the valuation of the U.S. defined benefit pension plan obligations. These procedures also included, among others (i) testing management’s process for developing the estimate of certain U.S. defined benefit pension plan obligations; (ii) evaluating the appropriateness of the actuarial valuation method and calculations used by management; (iii) testing the completeness and accuracy of underlying data used in the actuarial valuation method and calculations; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rates and expected return on assets. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the actuarial valuation method and calculations and (ii) the reasonableness of the discount rates and expected return on assets assumptions.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 23, 2024

We have served as the Company’s auditor since 1970.

CONSOLIDATED STATEMENTS OF INCOME

(millions, except per share amounts)	2023	2022	2021

Product and equipment sales	$12,316.8	$11,446.2	$10,153.3
Service and lease sales	3,003.4	2,741.6	2,579.8
Net sales	15,320.2	14,187.8	12,733.1
Product and equipment cost of sales	7,389.2	7,212.8	6,100.9
Service and lease cost of sales	1,765.7	1,618.2	1,514.9
Cost of sales (including special charges (a))	9,154.9	8,831.0	7,615.8
Selling, general and administrative expenses	4,061.6	3,653.8	3,416.1
Special (gains) and charges	111.4	140.5	102.6
Operating income	1,992.3	1,562.5	1,598.6
Other (income) expense (b)	(59.9)	(24.5)	(33.9)
Interest expense, net (c)	296.7	243.6	218.3
Income before income taxes	1,755.5	1,343.4	1,414.2
Provision for income taxes	362.5	234.5	270.2
Net income including noncontrolling interest	1,393.0	1,108.9	1,144.0
Net income attributable to noncontrolling interest	20.7	17.2	14.1
Net income attributable to Ecolab	$1,372.3	$1,091.7	$1,129.9

Earnings attributable to Ecolab per common share
Basic	$ 4.82	$ 3.83	$ 3.95
Diluted	$ 4.79	$ 3.81	$ 3.91

Weighted-average common shares outstanding
Basic	285.0	285.2	286.3
Diluted	286.5	286.6	289.1

(a)	Cost of sales includes special (gains) and charges of $14.5 in 2023, $65.0 in 2022, and $91.9 in 2021, which is recorded in product and equipment cost of sales. Cost of sales includes special (gains) and charges of $8.0 in 2023, $4.9 in 2022 and $2.0 in 2021, which is recorded in service and lease cost of sales.
(b)	Other (income) expense includes special charges of $50.6 in 2022 and $37.2 in 2021.
(c)	Interest expense, net includes special charges of $33.1 in 2021.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(millions)	2023	2022	2021

Net income including noncontrolling interest	$1,393.0	$1,108.9	$1,144.0

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	10.0	(333.4)	(10.9)
(Loss) gain on net investment hedges	(73.1)	108.3	51.6
Total foreign currency translation adjustments	(63.1)	(225.1)	40.7

Derivatives and hedging instruments	(7.8)	(1.2)	26.0

Pension and postretirement benefits	(55.1)	130.3	289.7

Subtotal	(126.0)	(96.0)	356.4

Total comprehensive income, including noncontrolling interest	1,267.0	1,012.9	1,500.4
Comprehensive income attributable to noncontrolling interest	18.5	13.0	10.9
Comprehensive income attributable to Ecolab	$1,248.5	$999.9	$1,489.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(millions, except per share amounts)	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$919.5	$598.6
Accounts receivable, net	2,834.2	2,698.1
Inventories	1,497.2	1,792.8
Other current assets	393.2	404.7
Total current assets	5,644.1	5,494.2
Property, plant and equipment, net	3,474.6	3,293.4
Goodwill	8,148.2	8,012.7
Other intangible assets, net	3,493.5	3,680.7
Operating lease assets	553.5	448.2
Other assets	532.7	535.1
Total assets	$21,846.6	$21,464.3

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$630.4	$505.1
Accounts payable	1,566.3	1,728.2
Compensation and benefits	655.5	493.6
Income taxes	158.7	197.6
Other current liabilities	1,334.9	1,285.9
Total current liabilities	4,345.8	4,210.4
Long-term debt	7,551.4	8,075.3
Pension and postretirement benefits	651.7	670.3
Deferred income taxes	418.2	505.6
Operating lease liabilities	425.5	337.8
Other liabilities	381.8	406.3
Total liabilities	13,774.4	14,205.7
Commitments and contingencies (Note 15)

Equity (a)
Common stock	365.7	364.7
Additional paid-in capital	6,766.7	6,580.2
Retained earnings	10,075.4	9,318.8
Accumulated other comprehensive loss	(1,850.4)	(1,726.6)
Treasury stock	(7,312.7)	(7,301.0)
Total Ecolab shareholders’ equity	8,044.7	7,236.1
Noncontrolling interest	27.5	22.5
Total equity	8,072.2	7,258.6
Total liabilities and equity	$21,846.6	$21,464.3

(a)	Common stock, 800.0 shares authorized, $1.00 par value, 285.4 shares outstanding at December 31, 2023 and 284.5 shares outstanding at December 31, 2022. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)	2023	2022	2021

OPERATING ACTIVITIES
Net income including noncontrolling interest	$1,393.0	$1,108.9	$1,144.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	616.7	618.5	604.4
Amortization	306.9	320.2	238.7
Deferred income taxes	(55.7)	(142.6)	(1.1)
Share-based compensation expense	95.1	87.8	89.5
Pension and postretirement plan contributions	(109.3)	(64.3)	(60.2)
Pension and postretirement plan expense (income), net	3.1	45.5	42.4
Restructuring charges, net of cash paid	(32.6)	66.2	(41.7)
Debt refinancing	-	-	29.4
Other, net	31.9	24.9	15.9
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(84.3)	(319.6)	(178.2)
Inventories	320.3	(402.9)	(73.0)
Other assets	72.2	(278.2)	(92.9)
Accounts payable	(232.3)	394.7	200.4
Other liabilities	86.8	329.3	144.3
Cash provided by operating activities	2,411.8	1,788.4	2,061.9

INVESTING ACTIVITIES
Capital expenditures	(774.8)	(712.8)	(643.0)
Property and other assets sold	9.9	2.2	12.2
Acquisitions and investments in affiliates, net of cash acquired	(180.4)	(7.2)	(3,923.7)
Other, net	(45.2)	1.0	(25.2)
Cash used for investing activities	(990.5)	(716.8)	(4,579.7)

FINANCING ACTIVITIES
Net (repayments) issuances of commercial paper and notes payable	(1.9)	(404.3)	393.6
Long-term debt borrowings	-	494.0	2,775.0
Long-term debt repayments	(500.0)	-	(1,017.9)
Reacquired shares	(13.7)	(518.2)	(106.6)
Dividends paid	(617.3)	(602.8)	(566.4)
Exercise of employee stock options	96.8	29.1	143.5
Debt refinancing	-	-	(29.4)
Hedge settlements	(15.3)	172.0	25.9
Other, net	(3.3)	(7.1)	(14.5)
Cash (used for) provided by financing activities	(1,054.7)	(837.3)	1,603.2

Effect of exchange rate changes on cash and cash equivalents	(45.7)	4.4	14.3

Increase (decrease) in cash and cash equivalents	320.9	238.7	(900.3)
Cash and cash equivalents, beginning of period	598.6	359.9	1,260.2
Cash and cash equivalents, end of period	$919.5	$598.6	$359.9

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$469.2	$308.9	$275.7
Net interest paid	324.8	222.4	208.7

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Year ended December 31, 2023, 2022 and 2021
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2020	$362.6	$6,235.0	$8,243.0	($1,994.4)	($6,679.7)	$6,166.5	$35.0	$6,201.5

Net income			1,129.9			1,129.9	14.1	1,144.0
Other comprehensive income (loss) activity				359.6		359.6	(3.2)	356.4
Cash dividends declared (a)			(558.4)			(558.4)	(17.0)	(575.4)
Stock options and awards	1.5	229.6			2.1	233.2		233.2
Reacquired shares					(106.6)	(106.6)		(106.6)
Balance, December 31, 2021	364.1	6,464.6	8,814.5	(1,634.8)	(6,784.2)	7,224.2	28.9	7,253.1

Net income			1,091.7			1,091.7	17.2	1,108.9
Other comprehensive income (loss) activity				(91.8)		(91.8)	(4.2)	(96.0)
Cash dividends declared (a)			(587.4)			(587.4)	(20.0)	(607.4)
Fair value adjustment of prior acquisition						-	0.6	0.6
Stock options and awards	0.6	115.6			1.4	117.6		117.6
Reacquired shares					(518.2)	(518.2)		(518.2)
Balance, December 31, 2022	364.7	6,580.2	9,318.8	(1,726.6)	(7,301.0)	7,236.1	22.5	7,258.6

Net income			1,372.3			1,372.3	20.7	1,393.0
Other comprehensive income (loss) activity				(123.8)		(123.8)	(2.2)	(126.0)
Cash dividends declared (a)			(615.7)			(615.7)	(13.5)	(629.2)
Changes in noncontrolling interests		(4.5)				(4.5)		(4.5)
Stock options and awards	1.0	191.0			2.0	194.0		194.0
Reacquired shares					(13.7)	(13.7)		(13.7)
Balance, December 31, 2023	$365.7	$6,766.7	$10,075.4	($1,850.4)	($7,312.7)	$8,044.7	$27.5	$8,072.2

(a)	Dividends declared per common share were $2.16, $2.06, and $1.95 in 2023, 2022 and 2021, respectively.

COMMON STOCK ACTIVITY

	2023		2022		2021
	Common	Treasury	Common	Treasury	Common	Treasury
Year ended December 31	Stock	Stock	Stock	Stock	Stock	Stock
Shares, beginning of year	364,711,841	(80,261,501)	364,139,362	(77,255,713)	362,553,443	(76,801,025)
Stock options	802,645	14,629	276,059	14,525	1,270,757	29,684
Stock awards	234,154	30,437	296,420	17,794	315,162	17,760
Reacquired shares	-	(83,674)	-	(3,038,107)	-	(502,132)
Shares, end of year	365,748,640	(80,300,109)	364,711,841	(80,261,501)	364,139,362	(77,255,713)

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

The Company is aligned into three reportable segments: Global Industrial, Global Institutional & Specialty, and Global Healthcare & Life Sciences as discussed in Note 18 Operating Segments and Geographical Information. Operating segments that were not aggregated and do not exceed the quantitative criteria to be separately reported have been combined into Other.

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

The Company’s allowance for the expected return of products shipped and credits related to pricing or quantities shipped was $72 million, $59 million, and $19 million as of December 31, 2023, 2022 and 2021, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

(millions)	2023	2022	2021

Beginning balance	$71.9	$52.8	$68.4
Bad debt expense	54.0	38.1	15.0
Write-offs	(46.2)	(21.1)	(27.4)
Other (a)	(2.4)	2.1	(3.2)
Ending balance	$77.3	$71.9	$52.8

(a)	Other amounts are primarily the effects of changes in currency translations and acquired balances.

Inventory Valuations

Inventories are valued at the lower of cost or net realizable value. Certain U.S. inventory costs are determined on a last-in, first-out (“LIFO”) basis. LIFO inventories represented 30% and 29% of consolidated inventories as of December 31, 2023 and 2022, respectively. All other inventory costs are determined using either the average cost or first-in, first-out (“FIFO”) methods. Inventory values at FIFO, as shown in Note 5, approximate replacement cost.

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

Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives ranging from 5 to 40 years for buildings and leasehold improvements, 3 to 20 years for machinery and equipment, 3 to 20 years for merchandising and customer equipment and 3 to 7 years for capitalized software. The straight-line method of depreciation reflects an appropriate allocation of the cost of the assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Depreciation expense was $617 million, $619 million and $604 million for 2023, 2022 and 2021, respectively.

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

During the second quarter of 2023, the Company completed its annual goodwill impairment assessment for its ten reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. The Company’s goodwill impairment assessments for 2023 indicated the estimated fair values of each of these ten reporting units exceeded the carrying amounts of the respective reporting unit by a significant margin. The Company evaluates the need to complete interim goodwill impairment assessments when significant events or changes in business circumstances indicate that it is more likely than not that the carrying amount of a reporting unit may be higher than its fair value. No events were noted during the second half of 2023 that required completion of an interim goodwill impairment assessment for any of our ten reporting units. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company’s reportable segments were as follows:

		Global	Global
	Global	Institutional	Healthcare &
(millions)	Industrial	& Specialty	Life Sciences	Other	Total
December 31, 2021	$4,270.1	$576.5	$2,974.2	$243.1	$8,063.9
Prior year business combinations (a)	0.4	-	253.4	-	253.8
Effect of foreign currency translation	(188.7)	(8.9)	(102.2)	(5.2)	(305.0)
December 31, 2022	$4,081.8	$567.6	$3,125.4	$237.9	$8,012.7
Current year business combinations (b)	30.8	39.3	-	-	70.1
Effect of foreign currency translation	28.0	3.1	33.0	1.3	65.4
December 31, 2023	$4,140.6	$610.0	$3,158.4	$239.2	$8,148.2

(a)	Represents purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.
(b)	Represents goodwill associated with current year acquisitions. For 2023, approximately $62 of goodwill related to businesses acquired is expected to be tax deductible related primarily to the acquisitions of Chemlink Laboratories LLC and Flottec, LLC (refer to Footnote 4 for additional information).

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. During the second quarter of 2023, the Company completed its annual impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rate and discount rates. The Company’s Nalco trade name impairment assessment for 2023 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. No events were noted during the second half of 2023 that required completion of an interim impairment assessment of our Nalco trade name. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technology primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. The weighted-average useful life of amortizable intangible assets was 15 years as of December 31, 2023 and 2022.

The weighted-average useful life by type of amortizable asset at December 31, 2023 were as follows:

(years)

Customer relationships	15
Patents	15
Trademarks	13
Other technology	12

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

(millions)
2021	$239
2022	320
2023	307
2024	301
2025	294
2026	281
2027	155
2028	145

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

Lease contracts convey the right for the customer to control the equipment for a period of time as defined by the contract. There are no options for the customer to purchase the equipment and therefore the equipment remains the property of the Company at the end of the lease term. Refer to Note 13 for additional information regarding rental and leases.

Income Taxes

Income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes provided for the tax effect of temporary differences between the carrying amount of assets and liabilities and their tax bases. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. Relevant factors in determining the realizability of deferred tax assets include historical results, sources of future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes. The Company records liabilities for unrecognized tax benefits in accordance with the U.S. GAAP recognition and measurement criteria guidance. The Company has elected the period cost method and considers the estimated global intangible low taxed income (“GILTI”) impact in tax expense. The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision.

Refer to Note 12 for additional information regarding income taxes.

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

All excess tax benefits or deficiencies are recognized as discrete income tax items on the Consolidated Statements of Income. The extent of excess tax benefits is subject to variation in stock price and stock option exercises. Refer to Note 11 for additional information regarding equity compensation plans.

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

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

(millions, except per share)	2023	2022	2021

Net income attributable to Ecolab	$1,372.3	$1,091.7	$1,129.9

Weighted-average common shares outstanding
Basic	285.0	285.2	286.3
Effect of dilutive stock options and units	1.6	1.4	2.8
Diluted	286.5	286.6	289.1

Earnings attributable to Ecolab per common share
Basic EPS	$4.82	$3.83	$3.95
Diluted EPS	$4.79	$3.81	$3.91

Anti-dilutive securities excluded from the computation of diluted EPS	4.3	3.9	1.9

Amounts do not necessarily sum due to rounding.

Other Significant Accounting Policies

The following table includes a reference to additional significant accounting policies that are described in other notes to the financial statements, including the note number:

Policy	Note
Fair value measurements	7
Derivatives and hedging transactions	8
Share-based compensation	10
Research and development expenditures	14
Legal contingencies	15
Pension and post-retirement benefit plans	16
Reportable segments	18

New Accounting Pronouncements

Standards That Are Not Yet Adopted:
Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2023-09 Income taxes (Topic 740): Improvements to Income Tax Disclosures	December 2023

The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.

			January 1, 2025	The Company is currently evaluating the impact of adoption and additional disclosure requirements.

ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	November 2023

The amendments in this ASU are to improve the disclosures about reportable segments and add more detailed information about a reportable segment’s expenses. The amendments in the ASU require public entities to disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, other segment items by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed.

			Effective for annual periods beginning after December 15, 2023	Entities are required to apply the disclosure amendments on a retrospective basis to all periods presented. The Company is currently evaluating the impact of adoption.

Standards That Were Adopted:
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	October 2021

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

3. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income included the following:

(millions)	2023	2022	2021
Cost of sales
Restructuring activities	$22.5	$21.4	$24.7
Acquisition and integration activities	-	25.0	4.2
Russia/Ukraine	-	7.2	-
Other	-	16.3	65.0
Cost of sales subtotal	22.5	69.9	93.9

Special (gains) and charges
Restructuring activities	63.2	85.8	11.9
Acquisition and integration activities	16.1	14.5	29.9
Russia/Ukraine	1.4	5.9	-
Other	30.7	34.3	60.8
Special (gains) and charges subtotal	111.4	140.5	102.6

Operating income subtotal	133.9	210.4	196.5

Other (income) expense	-	50.6	37.2
Interest expense, net	-	-	33.1

Total special (gains) and charges	$133.9	$261.0	$266.8

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

In 2023 and 2022, the Company recorded total Combined Program restructuring charges of $77.7 million ($66.4 million after tax) and $67.2 million ($56.0 million after tax), respectively, primarily related to severance. The Company has recorded $164.2 million ($136.9 million after tax) of cumulative charges under the Combined Plan. The net liability related to the Combined Program was $43.1 million and $62.0 million as of December 31, 2023 and 2022, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Combined Program since inception of the underlying actions includes the following:

	Employee	Asset
(millions)	Costs	Disposals	Other	Total
2022 Activity
Recorded expense and accrual	$67.2	$-	$-	$67.2
Net cash payments	(5.2)	-	-	(5.2)
Net restructuring liability, December 31, 2022	62.0	-	-	62.0

2023 Activity
Recorded expense and accrual	47.0	14.0	16.7	77.7
Net cash payments	(85.2)	-	(16.7)	(101.9)
Non-cash charges	-	(14.0)	-	(14.0)
Reclassification	19.3	-		19.3
Net restructuring liability, December 31, 2023	$43.1	$-	$-	$43.1

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

Certain activities contemplated in this Institutional Plan were previously approved in 2020 and included as part of Accelerate 2020. These activities were reclassified to the Institutional Plan. During 2023, 2022 and 2021, the Company recorded restructuring charges of $8.0 million ($6.0 million after tax), $6.3 million ($4.8 million after tax) and $12.6 million ($10.2 million after tax), respectively, primarily related to severance, disposals of equipment and office closures. The restructuring activities were completed at the end of 2023, with total costs of $62.1 million ($47.4 million after tax). Net cash payments were $2.6 million and non-cash net charges were $6.8 million during 2023. There was no liability related to the Institutional Plan as of December 31, 2023 and $1.9 million as of December 31, 2022.

Accelerate 2020

During 2018, the Company formally commenced a restructuring plan, Accelerate 2020 (“the A2020 Plan”), to leverage technology and systems investments and organizational changes. The goals of the A2020 Plan were to further simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. The Company recorded restructuring charges of $9.9 million ($8.4 million after tax) and $5.3 million ($6.2 million after tax) in 2022 and 2021, respectively, primarily related to severance. The restructuring activities were completed at the end of 2022, with total costs of $254.4 million ($198.4 million after tax).

Net cash payments were $13.2 million during 2023. The liability related to the A2020 Plan were $4.9 million and $18.1 million as of December 31, 2023 and 2022, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Other Restructuring Activities

During 2022, and 2021, the Company recorded other restructuring charges of $23.8 million ($17.9 million after tax), and $18.7 million ($17.0 million after tax), respectively, related to other immaterial restructuring activity. The charges are comprised primarily of severance and asset write-offs.

The restructuring liability balance for all other restructuring plans excluding Combined Program, the A2020 Plan and the Institutional Plan was $3.3 million and $23.2 million as of December 31, 2023 and 2022, respectively. The decrease in liability was driven primarily by the reclass of $19.3 million from other restructuring to the Combined Program in the first quarter of 2023. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2023 related to all other restructuring plans excluding the Combined Program, the A2020 Plan and Institutional Plan were $0.6 million.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2023 include $16.1 million ($12.0 million after tax) related primarily to the Purolite Corporation (“Purolite”) acquisition and consist of integration related costs and advisory and legal fees.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2022 include $14.5 million ($11.4 million after tax) related primarily to the Purolite acquisition and consist of integration related costs and advisory and legal fees. Acquisition and integration related costs reported in product and equipment cost of sales on the Consolidated Statements of Income in 2022 included $25.0 million ($19.6 million after tax) related primarily to the recognition of fair value step-up in Purolite inventory and other integration related costs.

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

Russia/Ukraine

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, the Company has made the determination that it will limit the Company’s Russian business to operations that are essential to life, providing minimal support for the Company’s healthcare, life sciences, food and beverage and certain water businesses. The Company incurred charges of $1.4 million ($1.1 million after tax) and $13.1 million ($12.6 million after tax) during 2023 and 2022, respectively, primarily related to recoverability risk of certain assets in both Russia and Ukraine.

Other operating activities

Other operating activities recorded to cost of sales on the Consolidated Statements of Income of $16.3 million ($12.7 million after tax) in 2022 and $65.0 million ($49.2 million after tax) in 2021 relate primarily to COVID-19 activities.

Other operating activities recorded in special (gains) and charges on the Consolidated Statements of Income of $30.7 million ($23.3 million after tax) in 2023 relate primarily to certain legal charges. Other operating activities recorded in special (gains) and charges on the Consolidated Statements of Income of $34.3 million ($25.7 million after tax) in 2022 and $60.8 million ($46.4 million after tax) in 2021 relate primarily to COVID-19 activities and certain legal charges.

Other (income) expense

During 2022 and 2021, the Company incurred pension settlement expense recorded in other (income) expense on the Consolidated Statements of Income of $50.6 million ($38.2 million after tax) and $37.2 million ($28.7 million after tax), respectively, related to U.S. pension plan lump-sum payments to retirees.

Interest expense, net

During 2021, the Company recorded special charges of $32.3 million ($28.4 million after tax) in interest expense on the Consolidated Statements of Income related to debt issuance and refinancing charges.

4. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheets based on estimates of the fair value of assets acquired, liabilities assumed and noncontrolling interests acquired as of the acquisition date. Goodwill is recognized in the amount that the purchase consideration paid exceeds the fair value of the net assets acquired. Purchase consideration includes both cash paid and the fair value of noncash consideration exchanged, including stock and/or contingent consideration exchanged, and is reduced by the amount of cash or cash equivalents acquired. Acquisitions during 2023, 2022 and 2021 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

2023 Activity

In November 2023, the Company acquired Flottec, LLC, a U.S.-based provider of flotation products and services for the mineral processing industry. The move will expand Nalco Water’s flotation offerings and its work to serve the industry from mine to metal. The acquisition became part of the Global Industrial reporting segment. The purchase accounting for this acquisition is preliminary and subject to change as the Company finalizes the valuation of intangible assets, income tax balances and working capital. The goodwill arising from the acquisition of Flottec, LLC is tax deductible.

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

The goodwill related to the acquisitions of TechTex or EPN is not tax deductible, whereas the goodwill arising from the acquisition of NWA is tax deductible.

Acquisitions

The components of the cash paid for other acquisitions, excluding the Purolite acquisition (as further disclosed above), for 2023, 2022 and 2021, are shown in the following table:

(millions)	2023	2022	2021
Net tangible assets acquired	$20.8	$-	$3.6

Identifiable intangible assets
Customer relationships	60.8	-	75.0
Trademarks	-	-	4.7
Non-compete agreements	2.1	-	3.0
Other technologies	25.8	-	1.5
Total intangible assets	88.7	-	84.2

Goodwill	70.2	-	140.6
Total aggregate purchase price	179.7	-	228.4

Acquisition-related liabilities and contingent consideration (a)	(3.9)	-	(4.4)
Total cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration, net of cash acquired	$175.8	$-	$224.0

(a)Subsequent to the acquisitions, $1.4 in contingent consideration was remitted to the seller during 2021 and is included in investing activities on the Consolidated Statements of Cash Flows.

During 2023, the Company recorded purchase accounting adjustments. As a result of these purchase accounting adjustments, the Company made $4.1 million of acquisition-related payments, acquisition related net tangible assets increased by $1.7 million, acquisition related liabilities and contingent consideration decreased by $1.7 million and goodwill increased by $0.7 million.

During 2022, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting for its acquisitions of TechTex, NWA and EPN. As a result of these purchase accounting adjustments, acquisition related net tangible assets decreased by $1.6 million, definite-lived intangible assets decreased by $5.6 million, and goodwill increased by $7.2 million.

The weighted average useful lives of identifiable intangible assets acquired during 2023 and 2021 were 12 and 13 years, respectively. No intangible assets were acquired during 2022.

Dispositions

No dispositions were significant to the Company’s consolidated financial statements for 2023, 2022 or 2021.

5. BALANCE SHEET INFORMATION

	December 31	December 31
(millions)	2023	2022
Accounts receivable, net
Accounts receivable	$2,983.2	$2,829.0
Allowance for expected credit losses and other accruals	(149.0)	(130.9)
Total	$2,834.2	$2,698.1

Inventories
Finished goods	$911.4	$1,122.7
Raw materials and parts	704.7	849.2
Inventories at FIFO cost	1,616.1	1,971.9
FIFO cost to LIFO cost difference	(118.9)	(179.1)
Total	$1,497.2	$1,792.8

Other current assets
Prepaid assets	$143.9	$123.9
Taxes receivable	186.9	184.1
Derivative assets	3.3	57.5
Other	59.1	39.2
Total	$393.2	$404.7

Property, plant and equipment, net
Land	$155.6	$161.3
Buildings and leasehold improvements	1,171.0	1,126.9
Machinery and equipment	2,113.8	1,966.3
Merchandising and customer equipment	2,758.4	2,635.5
Capitalized software	985.9	962.1
Construction in progress	470.1	403.8
	7,654.8	7,255.9
Accumulated depreciation	(4,180.2)	(3,962.5)
Total	$3,474.6	$3,293.4

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,385.1	3,292.8
Patents	503.6	497.0
Trademarks	406.5	404.0
Other technologies	551.2	518.8
	4,846.4	4,712.6
Accumulated amortization
Customer relationships	(1,805.0)	(1,581.7)
Patents	(319.4)	(292.3)
Trademarks	(238.0)	(202.5)
Other technologies	(220.5)	(185.4)
	(2,582.9)	(2,261.9)
Net intangible assets subject to amortization	2,263.5	2,450.7
Total	$3,493.5	$3,680.7

Other assets
Deferred income taxes	$119.3	$108.1
Pension	118.4	118.4
Derivative asset	23.6	44.5
Other	271.4	264.1
Total	$532.7	$535.1

	December 31	December 31
(millions)	2023	2022
Other current liabilities
Discounts and rebates	$438.8	$357.8
Dividends payable	162.7	150.8
Interest payable	68.5	58.7
Taxes payable, other than income	153.2	162.9
Derivative liability	3.7	21.9
Restructuring	48.9	100.6
Contract liability	110.9	116.5
Operating lease liabilities	126.1	108.3
Other	222.1	208.4
Total	$1,334.9	$1,285.9

Accumulated other comprehensive income (loss)
Unrealized (loss) gain on derivative financial instruments, net of tax	($4.1)	$3.7
Unrecognized pension and postretirement benefit expense, net of tax	(534.7)	(467.4)
Cumulative translation, net of tax	(1,311.6)	(1,262.9)
Total	($1,850.4)	($1,726.6)

6. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations, along with applicable interest rates as of December 31, 2023 and 2022:

	2023		2022
		Average		Average
	Carrying	Interest	Carrying	Interest
(millions)	Value	Rate	Value	Rate
Short-term debt
Commercial paper	$-	-%	$-	-%
Notes payable	1.8	8.29%	3.7	7.28%
Long-term debt, current maturities	628.6		501.4
Total	$630.4		$505.1

Line of Credit

As of December 31, 2023, the Company had in place a $2.0 billion multi-currency revolving credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of December 31, 2023 and 2022.

The Company has $346 million of available bank supported letters of credit, surety bonds and guarantees available in support of its commercial business transactions of which $155 million is outstanding as of December 31, 2023.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. and Euro commercial paper programs as of December 31, 2023 and 2022.

As of December 31, 2023, the Company’s short-term borrowing program was rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of December 31, 2023 and 2022, the Company had $1.8 million and $3.7 million, respectively, outstanding under these credit lines. Approximately $1,829 million and $1,925 million of these credit lines were available for use as of December 31, 2023 and 2022, respectively.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, along with applicable interest rates as of December 31, 2023 and 2022:

		2023				2022
			Stated	Effective		Stated	Effective
	Maturity	Carrying	Interest	Interest	Carrying	Interest	Interest
(millions)	by Year	Value	Rate	Rate	Value	Rate	Rate

Long-term debt
Public notes (2023 principal amount)
Two year 2021 senior notes ($500 million)	2023	$-	-%	-%	$498.7	0.90%	1.19%
Seven year 2016 senior notes (€575 million)	2024	625.9	1.00%	1.19%	596.9	1.00%	1.03%
Ten year 2015 senior notes (€575 million)	2025	625.1	2.63%	2.88%	596.7	2.63%	2.81%
Ten year 2016 senior notes ($750 million)	2026	728.2	2.70%	4.07%	721.1	2.70%	3.21%
Ten year 2017 senior notes ($500 million)	2027	448.3	3.25%	8.43%	433.9	3.25%	4.77%
Six Year 2021 senior notes ($500 million)	2027	497.4	1.65%	1.83%	496.5	1.65%	1.83%
Five Year 2022 senior notes ($500 million)	2028	494.2	5.25%	5.60%	492.7	5.25%	5.36%
Ten year 2020 senior notes ($698 million)	2030	662.7	4.80%	6.19%	653.5	4.80%	3.72%
Ten year 2020 senior notes ($600 million)	2031	561.0	1.30%	3.21%	555.2	1.30%	1.70%
Eleven year 2021 senior notes ($650 million)	2032	645.2	2.13%	2.06%	644.6	2.13%	2.24%
Thirty year 2011 senior notes ($389 million)	2041	384.7	5.50%	5.62%	384.5	5.50%	5.62%
Thirty year 2016 senior notes ($200 million)	2046	197.4	3.70%	3.80%	197.3	3.70%	3.81%
Thirty year 2017 senior notes ($484 million)	2047	426.8	3.95%	4.79%	425.5	3.95%	4.79%
Thirty year 2020 senior notes ($500 million)	2050	491.1	2.13%	2.23%	490.7	2.13%	2.23%
Thirty year 2021 senior notes ($850 million)	2051	839.3	2.70%	2.78%	838.9	2.70%	2.78%
Thirty-four year 2021 senior notes ($685 million)	2055	539.2	2.75%	3.86%	537.2	2.75%	3.86%
Finance lease obligations and other		13.5			12.8
Total debt		8,180.0			8,576.7
Long-term debt, current maturities		(628.6)			(501.4)
Total long-term debt		$7,551.4			$8,075.3

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

In January 2024, the Company repaid €575 million ($630 million) of long-term debt.

Covenants and Future Maturities

The Company is in compliance with all covenants under the Company’s outstanding indebtedness at December 31, 2023.

As of December 31, 2023, the aggregate annual maturities of long-term debt for the next five years were:

(millions)
2024	$629
2025	634
2026	729
2027	946
2028	495

Net Interest Expense

Interest expense and interest income incurred during 2023, 2022 and 2021 were as follows:

(millions)	2023	2022	2021
Interest expense	$348.9	$252.1	$230.6
Interest income	(52.2)	(8.5)	(12.3)
Interest expense, net	$296.7	$243.6	$218.3

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	December 31, 2023
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$26.6	$-	$26.6	$-
Cross-currency swap derivative contracts	29.1	-	29.1	-

Liabilities
Foreign currency forward contracts	27.0	-	27.0	-
Interest rate swap agreements	146.5	-	146.5	-
Cross-currency swap derivative contracts	24.9	-	24.9	-

	December 31, 2022
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$118.9	$-	$118.9	$-
Cross-currency swap derivative contracts	58.7	-	58.7	-

Liabilities
Foreign currency forward contracts	83.3	-	83.3	-
Interest rate swap agreements	181.4	-	181.4	-
Cross-currency swap derivative contracts	14.5	-	14.5	-

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and classified within Level 2. The carrying value of interest rate swap agreements is at fair value, which is determined based on current forward interest rates as of the balance sheet date and are classified within Level 2. The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Euro and the U.S. dollar and CNH (CNH is the Chinese Yuan traded in the offshore market). The carrying value of the cross-currency swap derivative contracts is at fair value, which is determined based on the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs as of the balance sheet date and are classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives within Note 8.

Contingent consideration obligations are recognized and measured at fair value at the acquisition date and thereafter until settlement or expiration. Contingent consideration is classified within Level 3 as the underlying fair value is determined using income-based valuation approaches appropriate for the terms and conditions of each respective contingent consideration. The consideration expected to be transferred is based on the Company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration during 2023, 2022 and 2021 were not significant to the Company’s consolidated financial statements.

The carrying values of accounts receivable, accounts payable, cash and cash equivalents, commercial paper and notes payable approximate fair value because of their short maturities, and as such are classified within Level 1.

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company was:

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$8,180.0	$7,552.5	$8,576.7	$7,643.6

8. DERIVATIVES AND HEDGING TRANSACTIONS

The Company uses foreign currency forward contracts, interest rate swap agreements, cross-currency swap derivative contracts and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in foreign operations. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities in the Consolidated Balance Sheets at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	December 31	December 31	December 31	December 31
(millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments
Foreign currency forward contracts	$6.7	$78.6	$5.2	$9.2
Interest rate swap agreements	-	-	146.5	181.4
Cross-currency swap derivative contracts	29.1	58.7	24.9	14.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	19.9	40.3	21.8	74.1
Gross value of derivatives	55.7	177.6	198.4	279.2

Gross amounts offset in the Consolidated Balance Sheets	(28.8)	(75.6)	(28.8)	(75.6)
Net value of derivatives	$26.9	$102.0	$169.6	$203.6

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	December 31	December 31
(millions)	2023	2022

Foreign currency forward contracts	$3,745	$5,745
Interest rate swap agreements	1,500	1,500
Cross-currency swap derivative contracts	998	650

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

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 31 2023 and 2022:

Line item in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
(millions)	2023	2022	2023	2022
Long-term debt	$1,353.7	$1,317.5	($148.6)	($184.8)

Net Investment Hedges

In November 2023, the Company elected to de-designate as a net investment hedge €316 million of its Euro debt maturing on January 15, 2024. The Company designates its remaining outstanding €834 million ($908 million as of year-end 2023) senior notes (“Euronotes”) and related accrued interest as a hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

The Company entered into a series of Euro cross-currency swap derivative contracts maturing in 2026 and 2030. These cross-currency swap derivative contracts are designated as net investment hedges of the Company’s Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of December 31, 2023, the Company had a €625 million ($690 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

In August and October of 2023, the Company entered into CNH cross-currency swap derivative contracts with a notional amount of CNH 1,094 million and CNH 1,098 million, respectively, both maturing in 2032. The cross-currency swap derivative contracts are designated as net investment hedges of its Chinese Yuan (“CNY”) denominated exposures from the Company’s investments in certain CNY denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in USD for fixed-rate payments in CNH. As of December 31, 2023, the Company had in aggregate, CNH 2,192 million ($308 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The interest income or expense from these swaps is recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

(millions)	2023	2022	2021
Revaluation (loss) gain, net of tax:
Euronotes	($42.3)	$81.9	$45.3
Cross-currency swap derivative contracts	(30.8)	26.4	6.3
Total revaluation (loss) gain, net of tax	($73.1)	$108.3	$51.6

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	2023			2022			2021
(millions)	COS	SG&A	Interest	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$10.6	($18.9)	$-	$6.4	$95.0	$-	($11.0)	$47.6	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	7.7	-	-	13.9	-	-	21.0
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(1.9)	-	-	(2.3)	-	-	(2.3)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of (loss) gain recognized in income	-	(26.2)	-	-	62.0	-	-	73.7	-
Total gain (loss) of all derivative instruments	$10.6	($45.1)	$5.8	$6.4	$157.0	$11.6	($11.0)	$121.3	$18.7

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

The following table provides other comprehensive income (loss) information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits. Refer to Note 8 for additional information related to the Company’s derivatives and hedging transactions. Refer to Note 16 for additional information related to the Company’s pension and postretirement benefits activity.

(millions)	2023	2022	2021
Derivative and Hedging Instruments
Unrealized (loss) gain on derivative & hedging instruments
Amount recognized in AOCI	($12.8)	$112.9	$87.5
(Gain) loss reclassified from AOCI into income
COS	(10.6)	(6.4)	11.0
SG&A	18.9	(95.0)	(47.6)
Interest (income) expense, net	(5.8)	(11.6)	(18.7)
	2.5	(113.0)	(55.3)
Other activity	-	1.1	(1.7)
Tax impact	2.5	(2.2)	(4.5)
Net of tax	($7.8)	($1.2)	$26.0

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net (loss) gain	($80.7)	$83.3	$270.7
Amount reclassified from AOCI into income
Settlement (income) charge	(2.7)	51.6	38.8
Amortization of losses and prior period service credits, net	6.9	47.7	78.6
	4.2	99.3	117.4
Tax impact	21.4	(52.3)	(98.4)
Net of tax	($55.1)	$130.3	$289.7

10. SHAREHOLDERS’ EQUITY

Authorized common stock, par value $1.00 per share, was 800 million shares at December 31, 2023, 2022 and 2021. Treasury stock is stated at cost. Dividends declared per share of common stock were $2.16 for 2023, $2.06 for 2022 and $1.95 for 2021.

The Company has 15 million shares, without par value, of authorized but unissued and undesignated preferred stock.

Share Repurchase Authorization

In February 2015 and November 2022, the Company’s Board of Directors authorized the repurchase of up to 20,000,000 and 10,000,000, respectively, additional shares of its common stock, including shares to be repurchased under Rule 10b5-1. As of December 31, 2023, 12,917,097 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During 2023, 2022 and 2021, the Company reacquired 83,674, 3,038,107 and 502,132 shares, respectively, of its common stock, of which 0, 2,933,090 and 389,759, respectively, related to share repurchases through open market or private purchases, and 83,674, 105,017 and 112,373, respectively, related to shares withheld for taxes on exercise of stock options and vesting of stock awards and units.

The Inflation Reduction Act (“IRA”) was signed into U.S. law on August 16, 2022 and is effective January 1, 2023. The IRA includes an excise tax on the repurchase of corporate stock. The Company does not anticipate the excise tax to have a material impact on the Company’s financial statements.

11. EQUITY COMPENSATION PLANS

The Company’s equity compensation plans provide for grants of stock options, performance-based restricted stock units (“PBRSUs”) and non-performance-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Common shares available for grant as of December 31, 2023, 2022 and 2021 were 18,840,265, 5,475,903 and 7,544,458, respectively. The Company generally issues authorized but previously unissued shares to satisfy stock option exercises and stock award vesting.

The Company’s annual long-term incentive share-based compensation program is made up of 40% stock options and 60% PBRSUs for 2023 and 50% stock options and 50% PBRSUs for 2022 and 2021. The Company also periodically grants RSUs. Total compensation expense related to all share-based compensation plans was $95.1 million ($81.4 million net of tax benefit), $87.8 million ($74.8 million net of tax benefit) and $89.5 million ($75.4 million net of tax benefit) for 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $174.0 million of total measured but unrecognized compensation expense related to non-vested share-based compensation arrangements granted under all of the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

A summary of stock option activity and average exercise prices is as follows:

	2023		2022		2021
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price (a)	Options	Price (a)	Options	Price (a)
Outstanding, beginning of year	7,031,103	$160.45	6,217,161	$160.91	6,802,415	$144.20
Granted	861,840	190.53	1,228,673	148.79	812,853	223.85
Exercised	(832,050)	119.41	(294,228)	101.08	(1,306,998)	110.91
Canceled	(139,537)	183.77	(120,503)	210.26	(91,109)	192.49
Outstanding, end of year	6,921,356	$168.65	7,031,103	$160.45	6,217,161	$160.91
Exercisable, end of year	5,107,518	$165.77	5,168,161	$155.45	4,604,922	$141.21
Vested and expected to vest, end of year	6,862,799	$168.60

(a)	Represents weighted average price per share.

The total aggregate intrinsic value of options (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) that were exercised during 2023, 2022 and 2021 was $47.7 million, $21.0 million and $148.1 million, respectively.

The total aggregate intrinsic value of options outstanding as of December 31, 2023 was $244.4 million, with a corresponding weighted-average remaining contractual life of 6.3 years. The total aggregate intrinsic value of options exercisable as of December 31, 2023 was $199.6 million, with a corresponding weighted-average remaining contractual life of 5.3 years. The total aggregate intrinsic value of options vested and expected to vest as of December 31, 2023 was $242.5 million, with a corresponding weighted-average remaining contractual life of 6.3 years.

The lattice (binomial) option-pricing model is used to estimate the fair value of options at grant date. The Company’s primary employee option grant occurs during the fourth quarter. The weighted-average grant-date fair value of options granted and the significant assumptions used in determining the underlying fair value of each option grant, on the date of grant were as follows:

	2023		2022		2021
Weighted-average grant-date fair value of options
granted at market prices	$50.26		$37.04		$47.65
Assumptions
Risk-free rate of return	4.1%		3.5%		1.2%
Expected life	6	years	6	years	6	years
Expected volatility	22.4%		23.5%		23.0%
Expected dividend yield	1.2%		1.4%		0.9%

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

The expense associated with shares of non-performance based RSUs and RSAs is based on the average of the high and low share price of the Company’s common stock on the date of grant, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over periods between 24 and 60 months. The awards are generally subject to forfeiture in the event of termination of employment.

A summary of non-vested PBRSUs and restricted stock activity is as follows:

	PBRSU	Grant Date	RSAs and	Grant Date
	Awards	Fair Value (a)	RSUs	Fair Value (a)
December 31, 2020	914,630	$165.76	163,683	$172.92
Granted	176,297	223.77	130,807	211.12
Vested / Earned	(271,731)	131.74	(48,977)	160.84
Canceled	(30,667)	178.46	(13,239)	192.12
December 31, 2021	788,529	$189.96	232,274	$195.95
Granted	291,496	142.24	240,370	146.90
Vested / Earned	(232,210)	152.63	(68,864)	163.81
Canceled	(24,645)	207.05	(18,683)	201.39
December 31, 2022	823,170	$181.68	385,097	$170.50
Granted	328,739	185.10	156,618	165.81
Vested / Earned	(180,674)	178.26	(61,776)	191.22
Canceled	(26,409)	175.05	(24,449)	166.22
December 31, 2023	944,826	$183.71	455,490	$166.31

(a)	Represents weighted average price per share.

12. INCOME TAXES

Income before income taxes consisted of:

(millions)	2023	2022	2021
United States (U.S.)	$408.9	$295.6	$277.7
International	1,346.6	1,047.8	1,136.5
Total	$1,755.5	$1,343.4	$1,414.2

The provision (benefit) for income taxes consisted of:

(millions)	2023	2022	2021
U.S. federal and state	$137.6	$145.7	$30.9
International	280.0	231.4	240.2
Total current	417.6	377.1	271.1
U.S. federal and state	(40.1)	(78.9)	3.6
International	(15.0)	(63.7)	(4.5)
Total deferred	(55.1)	(142.6)	(0.9)
Provision for income taxes	$362.5	$234.5	$270.2

The Company’s overall net deferred tax assets and deferred tax liabilities were comprised of the following:

December 31 (millions)	2023	2022
Deferred tax assets
Pension and post-retirement benefits	$82.1	$87.0
Other accrued liabilities	162.0	129.6
Lease liability	135.9	109.2
Credit carryforwards	83.7	97.8
Capitalization of R&D costs	180.9	84.5
Loss carryforwards	57.3	67.2
Share-based compensation	54.5	51.2
Deferred income	27.9	59.6
Other, net	113.3	98.8
Valuation allowance	(65.7)	(65.2)
Total deferred tax assets	831.9	719.7
Deferred tax liabilities
Goodwill	(160.1)	(124.8)
Intangible assets	(451.3)	(486.3)
Property, plant and equipment	(332.3)	(319.7)
Lease asset	(136.1)	(109.1)
Financing	(32.1)	(33.5)
Other, net	(18.9)	(43.8)
Total deferred tax liabilities	(1,130.8)	(1,117.2)
Net deferred tax liabilities balance	($298.9)	($397.5)

Presentation of prior year amounts relating to goodwill and intangible assets are now presented separately and have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations.

As of December 31, 2023 the Company has tax effected federal, state and international net operating loss carryforwards of $0.2 million, $16.2 million and $40.9 million, respectively, and a tax effected federal tax capital loss carryforward of $3.6 million which will be available to offset future taxable income. The federal and state loss carryforwards of $16.4 million expire from 2024 to 2044. The international loss carryforwards of $14.1 million expire from 2024 to 2043 and $26.8 million have no expiration. The federal capital loss carryforwards of $3.6 million expire in 2025. The tax loss carryforwards expiring in 2024 are not material.

Additionally, the Company has $83.7 million of net credit carryforwards that are primarily related to U.S. foreign tax credits and various state credits. The U.S. foreign tax credit carryforwards of $74.7 million expire from 2030 to 2033. Other state and international credit carryforwards will expire from 2024 to 2038. The tax credit carryforwards expiring in 2024 are not material.

The Company has valuation allowances on certain deferred tax assets of $65.7 million and $65.2 million at December 31, 2023 and 2022, respectively. The increase in valuation allowance from year end 2022 to year end 2023 was primarily due to U.S. state tax attributes, foreign net operating losses and other deferred tax assets.

In connection with the implementation of Organization for Economic Co-operation and Development (“OECD”) global minimum tax initiative known as Pillar Two, any existing deferred taxes not disclosed in the Company’s 2023 financial statements will not be available in the future to reduce tax otherwise due under Pillar Two. Accordingly, the Company is disclosing the existence of gross tax loss carryforwards in Luxembourg of $1.3 billion. The losses are determined to have a remote possibility of realization and, therefore, are not reported in the table above.

The Company obtained tax benefits from a tax holiday in the Dominican Republic. The Company received a permit of operation, which expires in April 2036, from the National Council of Free Zones of Exportation for the Dominican Republic. Companies operating under the Free Zones are not subject to income tax in the Dominican Republic on export income. The tax reduction as the result of the tax holiday for 2023 was $6.6 million ($0.02 per diluted share), 2022 was $5.8 million ($0.02 per diluted share) and 2021 was $2.9 million ($0.01 per diluted share).

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	2023	2022	2021
Statutory U.S. rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.4	1.3	0.6
Foreign operations	(0.5)	(0.8)	(0.6)
Excess stock benefits	(0.3)	(0.4)	(2.0)
R&D credit	(1.3)	(1.4)	(1.3)
Foreign derived intangible income	(1.2)	(1.8)	(1.6)
Change in valuation allowance	0.5	0.7	0.5
Legal entity rationalization	0.1	(1.5)	-
One-time transfer of intangibles	-	-	1.8
Other, net	0.9	0.4	0.7
Effective income tax rate	20.6%	17.5%	19.1%

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

The Company’s 2023 effective tax rate of 20.6% includes $24.7 million of net tax benefits on special (gains) and charges, and net tax expense of $11.2 million associated with discrete items. The net discrete tax expense was primarily related to the filing of federal, state and foreign tax returns and other income tax adjustments including the impact of changes in tax laws, audit settlements, share-based compensation excess tax benefit and other changes in estimates.

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

A deferred tax liability of $2.8 million is recorded as of December 31, 2023 related to deferred tax liabilities on unremitted earnings, which are not permanently reinvested. The Company otherwise continues to assert permanent reinvestment of the undistributed earnings of international affiliates unless the earnings can be remitted in a net income tax benefit or tax-neutral manner. If there are policy changes, the Company would record the applicable taxes in the period of change. Due to the complexity of the legal entity structure, the number of legal entities and jurisdictions involved, and the complexity of the laws and regulations, the Company believes it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these undistributed earnings. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes on permanently reinvested earnings.

A reconciliation of the beginning and ending amount of gross liability for unrecognized tax benefits is as follows:

(millions)	2023	2022	2021
Balance at beginning of year	$24.9	$25.1	$20.7
Additions based on tax positions related to the current year	5.8	2.7	3.8
Additions for tax positions of prior years	1.7	3.6	3.0
Current year acquisitions	-	-	4.4
Reductions for tax positions of prior years	-	(1.5)	-
Reductions for tax positions due to statute of limitations	(2.7)	(0.7)	(3.0)
Settlements	(5.5)	(3.4)	(3.7)
Foreign currency translation	-	(0.9)	(0.1)
Balance at end of year	$24.2	$24.9	$25.1

The total amount of unrecognized tax benefits, if recognized would affect the effective tax rate by $21.6 million as of December 31, 2023, $23.1 million as of December 31, 2022 and $22.8 million as of December 31, 2021.

The Company files U.S. federal income tax returns and income tax returns in various U.S. state and non- U.S. jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2017. The IRS has completed examinations of the Company’s U.S. federal income tax returns through 2016, and the years 2017 through 2020 are currently under audit. In addition to the U.S. federal examination, there is ongoing audit activity in several U.S. state and foreign jurisdictions. The Company anticipates changes to unrecognized tax benefits due to closing of various audits and statutes closing on years mentioned above. The Company does not believe these changes will result in a material impact during the next twelve months. Decreases in the Company’s gross liability could result in offsets to other balance sheet accounts, cash payments, and adjustments to tax expense. The occurrence of these events and/or other events not included above within the next twelve months could change depending on a variety of factors.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had $4.0 million, $4.0 million and $3.2 million of accrued interest, including minor amounts for penalties, at December 31, 2023, 2022 and 2021, respectively.

13. RENTALS AND LEASES

Lessee

The Company leases sales and administrative office facilities, distribution centers, research and manufacturing facilities, as well as vehicles and other equipment under operating leases. Certain of the Company’s lease arrangements are finance leases, which are immaterial individually and in the aggregate.

The Company’s operating lease cost was as follows:

(millions)	2023	2022	2021
Operating lease cost*	$215.4	$196.9	$179.4

*Includes immaterial short-term and variable lease costs

Future maturity of operating lease liabilities as of December 31, 2023 were as follows:

(millions)
2024	$147
2025	128
2026	101
2027	69
2028	39
Thereafter	148
Total lease payments	632
Less: imputed interest	80
Present value of lease liabilities	$552

The Company’s operating leases term and discount rate were as follows:

	December 31	December 31	December 31
	2023	2022	2021

Weighted-average remaining lease terms (years)	6.44	6.71	5.99

Weighted-average discount rate	4.02%	2.98%	3.07%

The Company’s other lease information was as follows:

	December 31	December 31	December 31
(millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$170.6	$157.3	$157.0

Leased assets obtained in exchange for new operating lease liabilities	251.5	202.7	116.8

Lessor

The Company leases warewashing and water treatment equipment to customers under operating leases.

Gross assets under operating leases recorded in Property, plant and equipment, net is $1,397.5 million and $1,288.3 million, and related accumulated depreciation is $878.9 million and $811.2 million, as of December 31, 2023 and 2022, respectively.

The Company’s operating lease revenue was as follows:

(millions)	2023	2022	2021
Operating lease revenue*	$511.8	$466.7	$412.5

*Includes immaterial variable lease revenue

Future revenue from operating leases for existing contracts as of December 31, 2023 were as follows:

(millions)
2024	$424
2025	304
2026	243
2027	168
2028	84
Thereafter	49
Total lease revenue	$1,272

The Company mitigates the risk of residual value subsequent to the lease term by redeploying assets. As such, the Company expects to receive revenue from the operating lease assets through the remaining useful life and therefore subsequent to the initial contract termination date.

14. RESEARCH AND DEVELOPMENT EXPENDITURES

Research expenditures that relate to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Such costs were $192 million in 2023, $190 million in 2022 and $186 million in 2021. The Company did not participate in any material customer sponsored research during any of the years.

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

TPC Group Litigation

On November 27, 2019, a Butadiene production plant owned and operated by TPC Group, Inc. (“TPC”) in Port Neches, Texas, experienced an explosion and fire that resulted in personal injuries, the release of chemical fumes and extensive property damage to the plant and surrounding areas in and near Port Neches, Texas.

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

16. RETIREMENT PLANS

Pension and Postretirement Health Care Benefits Plans

The Company has a non-contributory, qualified, defined benefit pension plan covering the majority of its U.S. employees. The Company also has U.S. non-contributory, non-qualified, defined benefit pension plans, which provide for benefits to employees in excess of limits permitted under its pension plans. The U.S. non-qualified plans are not funded and the recorded benefit obligations for the non-qualified plans were $87 million and $86 million at December 31, 2023 and 2022, respectively. The measurement date used for determining the U.S. pension plan assets and obligations is December 31.

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

The following table sets forth financial information related to the Company’s pension and postretirement benefit plans:

	U.S.		International		U.S. Postretirement
	Pensions		Pensions		Benefits
(millions)	2023	2022	2023	2022	2023	2022
Accumulated benefit obligation, end of year	$1,859.5	$1,799.0	$1,125.8	$1,171.1	$112.0	$115.5
Projected benefit obligation
Projected benefit obligation, beginning of year	$1,799.0	$2,462.7	$1,221.9	$1,779.7	$115.5	$155.4
Service cost	40.9	40.8	21.7	28.4	0.4	0.8
Interest cost	88.1	65.3	45.9	22.0	5.6	3.3
Participant contributions	-	-	2.8	3.0	3.8	3.7
Plan amendments	-	-	(1.5)	-	-	-
Actuarial (gain) loss	90.2	(479.8)	(101.0)	(436.8)	(0.1)	(33.7)
Assumed through acquisitions	-	-	-	15.1	-	-
Other events	-	-	2.9	-	-	-
Benefits paid	(158.7)	(290.0)	(69.8)	(54.3)	(13.2)	(14.0)
Foreign currency translation	-	-	51.1	(135.2)	-	-
Projected benefit obligation, end of year	$1,859.5	$1,799.0	$1,174.0	$1,221.9	$112.0	$115.5

Plan assets
Fair value of plan assets, beginning of year	$1,668.5	$2,376.8	$905.1	$1,219.9	$3.2	$5.2
Actual returns on plan assets	149.1	(430.3)	(44.0)	(218.3)	0.2	(0.8)
Company contributions	60.8	12.0	35.4	38.3	12.2	12.8
Participant contributions	-	-	2.8	3.0	-	-
Acquired through acquisitions	-	-	2.9	15.1	-	-
Benefits paid	(158.7)	(290.0)	(67.6)	(54.3)	(13.2)	(14.0)
Foreign currency translation	-	-	36.6	(98.6)	-	-
Fair value of plan assets, end of year	$1,719.7	$1,668.5	$871.2	$905.1	$2.4	$3.2
Funded Status, end of year	($139.8)	($130.5)	($302.8)	($316.8)	($109.6)	($112.3)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$-	$-	$118.4	$118.6	$-	$-
Other current liabilities	($9.2)	(9.2)	(33.0)	(28.6)	(8.7)	(7.6)
Postretirement healthcare and pension benefits	($130.6)	(121.3)	(388.2)	(406.8)	(100.9)	(104.7)
Net liability	($139.8)	($130.5)	($302.8)	($316.8)	($109.6)	($112.3)

Amounts recognized in accumulated other comprehensive loss (income):
Unrecognized net actuarial loss (gain)	$495.2	$411.9	$278.5	$279.7	($40.8)	($43.6)
Unrecognized net prior service (benefits) costs	(16.7)	(21.2)	(0.4)	0.3	-	-
Tax (benefit) expense	(122.8)	(100.8)	(64.4)	(66.5)	6.2	7.7
Accumulated other comprehensive loss (income), net of tax	$355.7	$289.9	$213.7	$213.5	($34.6)	($35.9)

Change in accumulated other comprehensive loss (income):
Amortization of net actuarial gain (loss)	($0.2)	($30.2)	($14.8)	($22.7)	$3.1	$0.6
Amortization of prior service credits	4.5	4.5	0.5	0.1	-	-
Current period net actuarial loss (gain)	83.5	97.0	(1.0)	(147.8)	(0.3)	(32.5)
Current period prior service costs	-	-	(1.5)	-	-	-
Curtailments and settlements	-	(51.6)	2.7	-	-	-
Tax (benefit) expense	(22.0)	(5.5)	2.1	51.3	(1.5)	6.5
Foreign currency translation	-	-	12.2	(35.1)	-	-
Other comprehensive loss (income)	$65.8	$14.2	$0.2	($154.2)	$1.3	($25.4)

Estimate amounts in accumulated other comprehensive loss expected to be reclassified to net period cost during 2024 were as follows:

			U.S. Post-
	U.S.	International	Retirement
(millions)	Pensions	Pensions	Benefits
Net actuarial loss (gain)	$6.1	$10.0	($3.2)
Net prior service benefits	(4.6)	(0.6)	-
Total	$1.5	$9.4	($3.2)

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

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of pension plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31, (millions)	2023	2022
Aggregate projected benefit obligation	$2,428.8	$2,392.1
Accumulated benefit obligation	2,392.4	2,355.8
Fair value of plan assets	1,868.9	1,828.1

These plans include the U.S. non-qualified pension plans which are not funded as well as various international pension plans which are funded consistent with local practices and requirements.

For the year ended December 31, 2023, the year-over-year decrease in the Company's consolidated net benefit obligations was due to an increase in pension plan assets, partially offset by a smaller increase in pension plan liabilities. Pension liabilities increased on a global basis primarily due to decreases in pension discount rates for U.S. plans, partially offset by increases in pension discount rates for international plans. The Company's pension discount rates are largely determined based on observable yields of investment grade corporate bonds or government issued debt-securities. The Company's pension plan assets are reported at fair value. The fair value of the Company's pension assets increased on a global basis primarily due to higher returns on the Company's equity and fixed income investments compared to prior year.

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

Net Periodic Benefit Costs and Plan Assumptions

Pension and postretirement benefits expense for the Company’s operations were as follows:

	U.S.			International			U.S. Postretirement
	Pensions			Pensions			Benefits
(millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$40.9	$40.8	$43.9	$21.7	$28.4	$31.4	$0.4	$0.8	$1.0
Interest cost on benefit obligation	88.1	65.3	51.4	45.9	22.0	17.3	5.6	3.3	2.9
Expected return on plan assets	(145.1)	(144.4)	(152.3)	(56.1)	(69.8)	(70.7)	(0.2)	(0.3)	(0.4)
Recognition of net actuarial loss (gain)	0.2	30.2	56.7	12.5	22.8	28.7	(3.1)	(0.6)	0.7
Amortization of prior service benefit	(4.5)	(4.5)	(6.9)	(0.5)	(0.1)	(0.1)	-	-	-
Curtailments and settlements (a)	-	51.6	35.3	(2.7)	-	3.5	-	-	-
Total expense (benefit)	($20.4)	$39.0	$28.1	$20.8	$3.3	$10.1	$2.7	$3.2	$4.2

(a)	$50.6 and $37.2 of settlement expense was recognized as special charges in 2022 and 2021, respectively.

During 2022 and 2021, the Company incurred settlement expense in the U.S. of $51.6 million ($38.9 million after tax) and $35.3 million ($26.8 million after tax), respectively, related to lump-sum payments to retirees in its U.S. pension plans. In addition to the U.S. qualified plan settlements in 2022 and 2021, the Company has historically recognized settlements and curtailment gains and losses associated with its U.S. nonqualified pension plans and International pension plans, the amounts of which have been historically not material. These charges have been included as a component of other (income) expense on the Consolidated Statements of Income.

The measurement of the Company’s pension and postretirement benefit obligations are dependent on a variety of assumptions determined by management and used by actuaries in their valuation method and calculations. The significant assumptions used in developing the required estimates of the projected benefit obligations are the discount rates, expected returns on assets, projected salary increases, and mortality tables. Assumptions for the Company were as follows:

Plan Assumptions	U.S.			International			U.S. Postretirement
	Pensions			Pensions			Benefits
(percent)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Weighted-average actuarial assumptions
used to determine benefit obligations
as of year end:
Discount rate	4.95%	5.17%	2.86%	4.34%	3.70%	1.45%	4.95%	5.14%	2.75%
Projected salary increase	4.03	4.03	4.03	2.84	2.81	2.42
Weighted-average actuarial assumptions
used to determine net cost:
Interest credit rate for cash balance plans	3.89	1.56	0.87	N/A	N/A	N/A	N/A	N/A	N/A
Discount rate	5.17	2.86	2.49	3.70	1.46	1.37	5.14	2.75	2.37
Expected return on plan assets	7.75	7.00	7.00	6.27	6.18	6.24	7.75	7.00	7.00
Projected salary increase	4.03	4.03	4.03	3.08	2.47	2.31

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

The Company uses mortality tables appropriate in the circumstances, which generally are the recent available mortality tables as of the respective U.S. and international measurement dates. The Company’s 2023 and 2022 year-end U.S. valuations reflect mortality tables that estimate the impacts of COVID in an endemic state. This represents a change from 2021 when the impact of COVID on future mortality could not be reasonably estimated.

For postretirement benefit measurement purposes as of December 31, 2023, the annual rates of increase in the per capita cost of covered health care were assumed to be 7.46% for pre-65 costs. Post-65 costs are no longer used. The rates are assumed to decrease each year until they reach 4.5% in 2034 and remain at those levels thereafter. Health care costs for certain employees which are eligible for subsidy by the Company are limited by a cap on the subsidy.

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

The fair value hierarchy is used to categorize investments measured at fair value in one of three levels in the fair value hierarchy. This categorization is based on the observability of the inputs used in valuing the investments. Refer to Note 7 for definitions of these levels.

The fair value of the Company’s U.S. qualified pension plan assets were as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$30.1	$-	$30.1	$54.8	$-	$54.8
Equity securities:
Large cap equity	276.1	-	276.1	237.1	-	237.1
Small cap equity	14.6	29.6	44.2	15.4	25.1	40.5
International equity	40.4	19.2	59.6	37.4	17.2	54.6
Fixed income:
Core fixed income	150.7	669.6	820.3	145.5	646.5	792.0
High-yield bonds	34.7	-	34.7	33.4	-	33.4
Emerging markets	-	24.8	24.8	-	25.4	25.4
Total investments at fair value	546.6	743.2	1,289.8	523.6	714.2	1,237.8
Investments measured at net asset value			432.3			433.9
Total	$546.6	$743.2	$1,722.1	$523.6	$714.2	$1,671.7

The Company had no Level 3 assets as part of its U.S. qualified pension plan assets as of December 31, 2023 or 2022.

The allocation of the Company’s U.S. qualified pension plan assets plans were as follows:

	Target Asset
Asset Category	Allocation		Percentage
	Percentage		of Plan Assets

December 31	2023	2022	2023	2022

Cash	-%	-%	2%	3%
Equity securities:
Large cap equity	21	21	16	14
Small cap equity	3	3	3	2
International equity	13	13	9	9
Fixed income:
Core fixed income	48	48	48	47
High-yield bonds	3	3	2	2
Emerging markets	2	2	1	2
Other:
Real estate	3	3	3	4
Private equity	5	5	14	15
Distressed debt	2	2	2	2
Total	100%	100%	100%	100%

The fair value of the Company’s international plan assets for its defined benefit pension plans were as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$12.6	$-	$12.6	$9.9	$-	$9.9
Equity securities:
International equity	-	182.5	182.5	-	219.3	219.3
Fixed income:
Corporate bonds	-	147.5	147.5	-	158.5	158.5
Government bonds	-	321.4	321.4	-	365.9	365.9
Insurance company accounts	-	163.4	163.4	-	106.2	106.2
Total investments at fair value	12.6	814.8	827.4	9.9	849.9	859.8
Investments measured at net asset value			43.8			45.3
Total	$12.6	$814.8	$871.2	$9.9	$849.9	$905.1

The Company had no Level 3 assets as part of its international plan assets as of December 31, 2023 or 2022.

The allocation of plan assets of the Company’s international plan assets for its defined benefit pension plans were as follows:

	Percentage
Asset Category	of Plan Assets

December 31	2023	2022

Cash	1%	1%
Equity securities:
International equity	21	24
Fixed income:
Corporate bonds	17	18
Government bonds	37	40
Total fixed income	54	58
Other:
Insurance contracts	19	12
Real estate	5	5
Total	100%	100%

Cash Flows

As of year-end 2023, the Company’s estimate of pension and postretirement benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

(millions)	All Plans
2024	$242
2025	242
2026	241
2027	244
2028	246
2029 - 2033	1,215

Depending on plan funding levels, the U.S. qualified pension plan provides certain terminating participants with an option to receive their pension benefits in the form of a lump sum payout.

The Company is currently in compliance with all funding requirements of its U.S. pension and postretirement benefit plans. A $50.0 million voluntary contribution was made to its non-contributory qualified U.S. pension plan in 2023. The Company is required to fund certain international pension benefit plans in accordance with local legal requirements. The Company estimates contributions to be made to its international plans will approximate $47 million in 2024.

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

The Company’s matching contributions are 100% vested immediately. The Company’s matching contribution expense was $88.2 million, $81.6 million and $78.2 million in 2023, 2022 and 2021, respectively.

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

On June 3, 2020, the Company completed the separation of its Upstream Energy business (“ChampionX”). The Company entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months and for a smaller set of products with limited suppliers over the next few years. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for 2023, 2022 and 2021 were $69.0 million, $123.8 million and $139.1 million, respectively. As of December 31, 2023 and 2022, the Company had an outstanding accounts receivable balance for sales of product to ChampionX of $3.8 and 12.9 million, respectively.

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

Net sales at public exchange rates by reportable segment were as follows:

(millions)	2023	2022	2021
Global Industrial
Product and sold equipment	$6,331.0	$5,937.0	$5,372.4
Service and lease equipment	890.8	868.0	865.5
Global Institutional & Specialty
Product and sold equipment	4,087.4	3,655.3	3,276.3
Service and lease equipment	911.8	776.8	690.5
Global Healthcare & Life Sciences
Product and sold equipment	1,476.3	1,398.3	1,068.8
Service and lease equipment	109.7	112.2	112.8
Other
Product and sold equipment	353.1	331.9	297.9
Service and lease equipment	1,091.1	984.5	909.8
Corporate
Product and sold equipment	69.0	123.7	137.9
Service and lease equipment	-	0.1	1.2
Total
Total product and sold equipment	$12,316.8	$11,446.2	$10,153.3
Total service and lease equipment	3,003.4	2,741.6	2,579.8

Net sales at public exchange rates by geographic region were as follows:

	Global Industrial			Global Institutional & Specialty
(millions)	2023	2022	2021	2023	2022	2021

United States	$3,059.3	$2,945.1	$2,603.1	$3,454.2	$3,050.0	$2,721.8
Europe	1,496.6	1,373.6	1,367.1	681.9	624.0	558.0
Asia Pacific	880.0	830.1	802.5	231.2	212.6	201.2
Latin America	737.2	621.7	551.5	188.3	162.3	135.0
Greater China	391.4	419.3	394.9	158.5	134.7	143.1
India, Middle East and Africa	452.1	419.4	344.4	67.0	54.6	44.2
Canada	205.2	195.8	174.4	218.1	193.9	163.5
Total	$7,221.8	$6,805.0	$6,237.9	$4,999.2	$4,432.1	$3,966.8

	Global Healthcare & Life Sciences			Other
(millions)	2023	2022	2021	2023	2022	2021

United States	$647.7	$612.5	$443.8	$898.6	$816.0	$719.9
Europe	735.0	688.8	625.3	301.7	272.7	264.9
Asia Pacific	95.3	92.8	65.2	85.9	76.1	72.4
Latin America	25.5	24.7	5.5	57.6	51.9	50.3
Greater China	51.2	61.0	10.1	69.2	68.6	69.2
India, Middle East and Africa	24.8	25.0	25.4	9.0	10.3	11.6
Canada	6.5	5.7	6.3	22.2	20.8	19.4
Total	$1,586.0	$1,510.5	$1,181.6	$1,444.2	$1,316.4	$1,207.7

	Corporate
(millions)	2023	2022	2021

United States	$55.6	$107.5	$98.1
Europe	3.0	3.0	3.9
Asia Pacific	3.7	4.1	5.5
Latin America	5.6	7.3	24.6
Greater China	-	0.1	2.3
India, Middle East and Africa	-	0.3	3.4
Canada	1.1	1.5	1.3
Total	$69.0	$123.8	$139.1

Net sales by geographic region were determined based on origin of sale. There were no sales from a single foreign country or individual customer that were material to the Company’s consolidated net sales. Sales of warewashing products were approximately 12%, 12%, and 10% of consolidated net sales in 2023, 2022 and 2021, respectively.

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

	December 31	December 31
(millions)	2023	2022

Contract liability as of beginning of the year	$116.5	$91.7

Revenue recognized in the year from:
Amounts included in the contract liability at the beginning of the year	(116.5)	(91.7)

Increases due to billings excluding amounts recognized as revenue during the year ended	110.9	116.5

Contract liability as of end of year	$110.9	$116.5

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

The Company’s operating segments are aggregated as follows:

Global Industrial

Includes the Water, Food & Beverage and Paper operating segments. It provides water treatment and process applications, and cleaning and sanitizing solutions primarily to large industrial customers within the manufacturing, food and beverage processing, transportation, chemical, primary metals and mining, power generation, pulp and paper, commercial laundry, global petroleum and petrochemical industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics.

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

Corporate

Consistent with the Company’s internal management reporting, Corporate amounts in the table below include sales to ChampionX under the Master Cross Supply and Product Transfer agreements entered into as part of the ChampionX Separation, as discussed in Note 4. Corporate also includes intangible asset amortization specifically from the Nalco and Purolite acquisitions and special (gains) and charges, as discussed in Note 3, that are not allocated to the Company’s reportable segments.

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

The impact of the preceding changes on previously reported full year 2022 and 2021 reportable segment net sales and operating income is summarized as follows:

	December 31, 2022

	2022 Reported		Fixed	2022 Reported
	Valued at 2022		Currency	Valued at 2023
(millions)	Fixed Currency Rates	Other	Rate Change	Fixed Currency Rates
Net Sales
Global Industrial	$6,944.0	$-	($207.7)	$6,736.3
Global Institutional & Specialty	4,480.0	10.2	(75.9)	4,414.3
Global Healthcare & Life Sciences	1,570.0	-	(64.2)	1,505.8
Other	1,355.0	(10.2)	(31.5)	1,313.3
Corporate	124.1	-	(0.4)	123.7
Subtotal at fixed currency rates	14,473.1	-	(379.7)	14,093.4
Effect of foreign currency translation	(285.3)	-	379.7	94.4
Consolidated reported GAAP net sales	$14,187.8	$-	$-	$14,187.8

Operating Income
Global Industrial	$977.0	$0.8	($42.0)	$935.8
Global Institutional & Specialty	634.5	(1.6)	(11.2)	621.7
Global Healthcare & Life Sciences	205.0	(1.8)	(9.9)	193.3
Other	212.8	2.6	(5.5)	209.9
Corporate	(416.7)	-	2.3	(414.4)
Subtotal at fixed currency rates	1,612.6	-	(66.3)	1,546.3
Effect of foreign currency translation	(50.1)	-	66.3	16.2
Consolidated reported GAAP operating income	$1,562.5	$-	$-	$1,562.5

	December 31, 2021

	2021 Reported		Fixed	2021 Reported
	Valued at 2022	Segment	Currency	Valued at 2023
(millions)	Fixed Currency Rates	Change	Rate Change	Fixed Currency Rates
Net Sales
Global Industrial	$6,086.8	$-	($178.3)	$5,908.5
Global Institutional & Specialty	3,908.8	10.9	(63.0)	3,856.7
Global Healthcare & Life Sciences	1,149.6	-	(48.5)	1,101.1
Other	1,201.0	(10.9)	(27.6)	1,162.5
Corporate	137.4	-	-	137.4
Subtotal at fixed currency rates	12,483.6	-	(317.4)	12,166.2
Effect of foreign currency translation	249.5	-	317.4	566.9
Consolidated reported GAAP net sales	$12,733.1	$-	$-	$12,733.1

Operating Income
Global Industrial	$985.7	$0.4	($42.7)	$943.4
Global Institutional & Specialty	545.7	(1.4)	(7.6)	536.7
Global Healthcare & Life Sciences	152.3	(1.6)	(9.7)	141.0
Other	184.0	2.6	(5.3)	181.3
Corporate	(316.6)	-	2.3	(314.3)
Subtotal at fixed currency rates	1,551.1	-	(63.0)	1,488.1
Effect of foreign currency translation	47.5	-	63.0	110.5
Consolidated reported GAAP operating income	$1,598.6	$-	$-	$1,598.6

Reportable Segment Information

Financial information for each of the Company’s reportable segments were as follows:

	Net Sales			Operating Income (Loss)
(millions)	2023	2022	2021	2023	2022	2021

Global Industrial	$7,193.1	$6,736.3	$5,908.5	$1,080.7	$935.8	$943.4
Global Institutional & Specialty	4,994.0	4,414.3	3,856.7	823.0	621.7	536.7
Global Healthcare & Life Sciences	1,576.9	1,505.8	1,101.1	160.0	193.3	141.0
Other	1,442.3	1,313.3	1,162.5	255.0	209.9	181.3
Corporate	69.1	123.7	137.4	(331.7)	(414.4)	(314.3)
Subtotal at fixed currency	15,275.4	14,093.4	12,166.2	1,987.0	1,546.3	1,488.1
Effect of foreign currency translation	44.8	94.4	566.9	5.3	16.2	110.5
Consolidated reported GAAP	$15,320.2	$14,187.8	$12,733.1	$1,992.3	$1,562.5	$1,598.6

The profitability of the Company’s operating segments is evaluated by management based on operating income.

Consistent with the Company’s internal management reporting, Corporate amounts in the table above include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction, as discussed in Note 17. Corporate also includes intangible asset amortization specifically from the Nalco and Purolite acquisitions and special (gains) and charges, as discussed in Note 3, that are not allocated to the Company’s reportable segments.

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

Geographic Information

Long-lived assets, which includes property, plant and equipment and right of use assets, at public exchange rates by geographic region were as follows:

	Long-Lived Assets, net
(millions)	2023	2022
United States	$2,708.6	$2,508.9
Europe	631.2	574.3
Asia Pacific	213.0	210.3
Latin America	175.1	146.5
Greater China	167.4	176.6
India, Middle East and Africa	68.2	64.1
Canada	64.6	60.9
Total	$4,028.1	$3,741.6

Geographic data for long-lived assets is based on physical location of those assets. Refer to Note 17 for net sales by geographic region.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(millions, except per share)	Quarter	Quarter	Quarter	Quarter	Year
2023
Net sales	$3,571.6	$3,852.1	$3,958.1	$3,938.4	$15,320.2
Operating expenses
Cost of sales (a)	2,205.2	2,334.8	2,330.5	2,284.4	9,154.9
Selling, general and administrative expenses	990.3	1,011.6	1,024.9	1,034.8	4,061.6
Special (gains) and charges	24.5	21.0	36.7	29.2	111.4
Operating income	351.6	484.7	566.0	590.0	1,992.3
Other (income) expense (b)	(13.1)	(14.4)	(14.5)	(17.9)	(59.9)
Interest expense, net	74.2	77.8	74.3	70.4	296.7
Income before income taxes	290.5	421.3	506.2	537.5	1,755.5
Provision for income taxes	52.4	86.6	96.8	126.7	362.5
Net income including noncontrolling interest	238.1	334.7	409.4	410.8	1,393.0
Net income attributable to noncontrolling interest	4.7	5.0	5.4	5.6	20.7
Net income attributable to Ecolab	$233.4	$329.7	$404.0	$405.2	$1,372.3

Earnings attributable to Ecolab per common share
Basic	$ 0.82	$ 1.16	$ 1.42	$ 1.42	$ 4.82
Diluted	$ 0.82	$ 1.15	$ 1.41	$ 1.41	$ 4.79

Weighted-average common shares outstanding
Basic	284.6	284.9	285.1	285.3	285.0
Diluted	285.9	286.3	286.9	287.1	286.5

2022
Net sales	$3,266.7	$3,580.6	$3,669.3	$3,671.2	$14,187.8
Operating expenses
Cost of sales (a)	2,073.4	2,211.1	2,291.6	2,254.9	8,831.0
Selling, general and administrative expenses	914.7	940.1	876.9	922.1	3,653.8
Special (gains) and charges	24.1	3.6	17.8	95.0	140.5
Operating income	254.5	425.8	483.0	399.2	1,562.5
Other (income) expense (b)	(18.8)	(19.5)	5.7	8.1	(24.5)
Interest expense, net	53.0	56.0	65.1	69.5	243.6
Income before income taxes	220.3	389.3	412.2	321.6	1,343.4
Provision for income taxes	45.6	76.6	60.2	52.1	234.5
Net income including noncontrolling interest	174.7	312.7	352.0	269.5	1,108.9
Net income attributable to noncontrolling interest	2.8	4.4	4.9	5.1	17.2
Net income attributable to Ecolab	$171.9	$308.3	$347.1	$264.4	$1,091.7

Earnings attributable to Ecolab per common share
Basic	$ 0.60	$ 1.08	$ 1.22	$ 0.93	$ 3.83
Diluted	$ 0.60	$ 1.08	$ 1.21	$ 0.93	$ 3.81

Weighted-average common shares outstanding
Basic	286.2	285.1	284.9	284.6	285.2
Diluted	288.1	286.6	286.3	285.8	286.6

Per share amounts do not necessarily sum due to changes in the calculation of shares outstanding for each discrete period and rounding. Gross profit is calculated as net sales minus cost of sales.

(a)	Cost of sales includes special charges of $3.2, $8.1, $5.9 and $5.3 in Q1, Q2, Q3 and Q4 of 2023, respectively, and $52.9, $1.7, $7.1 and $8.2 in Q1, Q2, Q3 and Q4 of 2022, respectively.
(b)	Other (income) expense includes special charges of $24.8 and $25.8 in Q3 and Q4 of 2022, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Refer to page 47 of this Annual Report for “Management’s Report on Internal Control Over Financial Reporting.”

Report of Registered Public Accounting Firm

Refer to page 48 of this Annual Report for the “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.

During the period October 1, 2023 through December 31, 2023 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Plan Adoptions and Modifications.

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

Item 11. Executive Compensation.

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference:

●	Director Compensation for 2023
●	Compensation Risk Analysis
●	Compensation & Human Capital Management Committee Interlocks and Insider Participation
●	Compensation & Human Capital Management Committee Report
●	Compensation Discussion and Analysis
●	Summary Compensation Table for 2023
●	Grants of Plan-Based Awards for 2023
●	Outstanding Equity Awards at Fiscal Year End for 2023
●	Option Exercises and Stock Vested for 2023
●	Pension Benefits for 2023
●	Non-Qualified Deferred Compensation for 2023
●	Potential Payments Upon Termination or Change in Control
●	Pay Ratio Disclosure

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

A total of 201,743 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2023 which are actually issued and outstanding.

Equity Compensation Plan Information

(a)
	Number of securities to be		(b)		(c)
	issued upon exercise of		Weighted average exercise		Number of securities remaining
	outstanding options,		price of outstanding options,		available for future issuance under
	warrants		warrants		equity compensation plans (excluding
Plan Category	and rights		and rights		securities reflected in column (a))
Equity compensation plans approved
by security holders	8,525,989	(1)	$ 168.65	(1)	18,840,264
Total	8,525,989		$ 168.65		18,840,264

(1)    Includes 204,317 Common Stock equivalents representing deferred compensation stock units earned by non-employee directors under our 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, 944,826 Common Stock equivalents under our 2010 and 2023 Stock Incentive Plans representing performance-based restricted stock units payable to employees, and 455,490 Common Stock equivalents under our 2010 and 2023 Stock Incentive Plans representing restricted stock units payable to employees. All of the Common Stock equivalents described in this footnote (1) are not included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

Incorporated by reference to Exhibit (2.1) of our Form 8-K, dated December 1, 2021.

(3.1)	Restated Certificate of Incorporation of Ecolab Inc., dated January 2, 2013.	Incorporated by reference to Exhibit (3.2) of our Form 8-K, dated January 2, 2013.

(3.2)	By-Laws, as amended through May 24, 2023.	Incorporated by reference to Exhibit (3.1) of our Form 8-K, dated May 4, 2023.

(4.1)	Common Stock.	See Exhibits (3.1) and (3.2)

Exhibit No.:	Document:	Method of Filing:

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

Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated July 8, 2015.

(4.7)	Form of 2.625% Euro Notes due 2025.	Included in Exhibit (4.6) above.

(4.8)	Fourth Supplemental Indenture, dated October 18, 2016, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated October 13, 2016.

(4.9)	Forms of 2.700% Notes due 2026 and 3.700% Notes due 2046.	Included in Exhibit (4.8) above.

(4.10)	Seventh Supplemental Indenture, dated November 27, 2017, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated November 30, 2017.

(4.11)	Form of 3.250% Notes due 2027.	Included in Exhibit (4.10) above.

(4.12)	Form of 3.950% Notes due 2047.	Included in Exhibit (4.10) above.

(4.13)	Eighth Supplemental Indenture, dated March 24, 2020, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on March 24, 2020.

(4.14)	Form of 4.800% Notes due 2030.	Included in Exhibit (4.13) above.

(4.15)	Ninth Supplemental Indenture, dated August 13, 2020, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on August 13, 2020.

(4.16)	Form of 1.300% Notes due 2031.	Included in Exhibit (4.15) above.

(4.17)	Form of 2.125% Notes due 2050.	Included in Exhibit (4.15) above.

Exhibit No.:	Document:	Method of Filing:

(4.18)	Tenth Supplemental Indenture, dated August 18, 2021, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on August 19, 2021.

(4.19)	Form of 2.750% Notes due 2055.	Included in Exhibit (4.18) above.

(4.20)	Eleventh Supplemental Indenture, dated December 15, 2021, between Ecolab Inc. and Computershare Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on December 15, 2021.

(4.21)	Form of 1.650% Notes due 2027.	Included in Exhibit (4.20) above.

(4.22)	Form of 2.125% Notes due 2032.	Included in Exhibit (4.20) above.

(4.23)	Form of 2.700% Notes due 2051.	Included in Exhibit (4.20) above.

(4.24)	Twelfth Supplemental Indenture, dated as of November 17, 2022, between Ecolab Inc. and Computershare Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on November 17, 2022.

(4.25)	Form of 5.250% Notes due 2028.	Included in Exhibit (4.24) above.

(4.27)	Description of Securities.	Filed herewith electronically.

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

(10.1)	(i)

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

(ii)

First Amendment, dated as of March 17, 2023, to the Third Amended and Restated Multicurrency Credit Agreement dated as of April 16, 2021, among Ecolab Inc., the banks from time to time party thereto and Bank of America, N.A., as Agent.

Incorporated by reference to Exhibit (10.1) of our Form 10-Q, for the quarter ended March 31, 2023.

(10.2)	Documents comprising global Commercial Paper Programs.

	(i)	U.S. $2,000,000,000 Euro-Commercial Paper Programme.

(a)

Amended and Restated Dealer Agreement, dated 30 October 2023, between Ecolab Inc., Ecolab NL 10 B.V., Ecolab NL 11 B.V. and Nalco Overseas Holding B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab NL 10 B.V., Ecolab NL 11 B.V. and Nalco Overseas Holding B.V.), Barclays Bank PLC (as Arranger), and Barclays Bank Ireland PLC, Barclays Bank PLC, Citigroup Global Markets Europe AG and Citigroup Global Markets Limited (as Dealers).

Filed herewith electronically.

Exhibit No.:		Document:		Method of Filing:

(b)

Amended and Restated Note Agency Agreement, dated 30 October 2023, between Ecolab Inc., Ecolab NL 10 B.V. Ecolab NL 11 B.V. and Nalco Overseas Holding B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab NL 10 B.V., Ecolab NL 11 B.V. and Nalco Overseas Holding B.V.), and Citibank, N.A., London Branch (as Issue and Paying Agent).

Filed herewith electronically.

			(c) Deed of Covenant made on 30 October 2023 by Ecolab Inc., Ecolab NL 10 B.V., Ecolab NL 11 B.V. and Nalco Overseas Holding B.V. (as Issuers).	Filed herewith electronically.

			(d) Deed of Guarantee made on 30 October 2023 by Ecolab Inc. (in respect of notes issued by Ecolab NL 10 B.V., Ecolab NL 11 B.V. and Nalco Overseas Holding B.V.).	Filed herewith electronically.

		(ii)	U.S. $2,000,000,000 U.S. Commercial Paper Program.

(a)

Form of Commercial Paper Dealer Agreement for 4(a)(2) Program, dated September 22, 2014. The dealers for the program are Barclays Capital Inc., Citigroup Global Markets Inc., BofA Securities, Inc., Mizuho Securities USA LLC, and Wells Fargo Securities, LLC.

Incorporated by reference to Exhibit (10.1)(a) of our Form 10-Q for the quarter ended September 30, 2014.

(b)

Issuing and Paying Agent Agreement, dated September 18, 2017, between Ecolab Inc. and U.S. Bank National Association, as Issuing and Paying Agent (as successor, effective as of June 7, 2021, to MUFG Union Bank, N.A.).

Incorporated by reference to Exhibit (10.1)(a) of our Form 10 Q for the quarter ended September 30, 2017.

			(c) Corporate Commercial Paper – Master Note, dated June 7, 2021, together with annex thereto.	Incorporated by reference to Exhibit (10.3)(ii) of our Form 10 Q for the quarter ended June 30, 2021.

(10.3)	†	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2013.	Incorporated by reference to Exhibit (10.6) of our Form 10-K Annual Report for the year ended December 31, 2013.

	†	(ii)	Declaration of Amendment, dated May 5, 2016, to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 10-Q for the quarter ended June 30, 2016.

	†	(iii)	Master Agreement Relating to Periodic Options, as amended, effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004.

	†	(iv)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended, effective as of May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008.

(10.4)	†	Form of Indemnification Agreement, effective as of December 7, 2023. Substantially identical agreements are in effect as to each of our directors and certain of our officers.		Filed herewith electronically.

(10.5)	†	(i)	Ecolab Executive Death Benefits Plan, as amended and restated, effective as of March 1, 1994.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10.12) hereof.

Exhibit No.:		Document:		Method of Filing:

	†	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective as of July 1, 1997.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	†	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective as of March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	†	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective as of August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K, dated December 13, 2005.

	†	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective as of January 1, 2005.	Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009.

	†	(vi)	Amendment No. 5 to the Ecolab Executive Death Benefits Plan, effective as of May 6, 2015.	Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended June 30, 2015.

	†	(vii)	Amendment No. 6 to the Ecolab Executive Death Benefits Plan, effective as of June 23, 2017.	Incorporated by reference to Exhibit 10.1(vii) of Ecolab’s Form 8-K dated June 23, 2017.

(10.6)	†	(i)	Ecolab Executive Long-Term Disability Plan, as amended and restated, effective as of January 1, 1994.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10.12) hereof..

	†	(ii)	Amendment No. 1 to the Ecolab Executive Long-Term Disability Plan, effective as of August 21, 2015.	Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2015.

(10.7)	†	(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.7)(i) of our Form 10-K Annual Report for the year ended December 31, 2021..

(10.8)	†	(i)	Ecolab Mirror Savings Plan, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.8)(i) of our Form 10-K Annual Report for the year ended December 31, 2021..

(10.9)	†	(i)	Ecolab Mirror Pension Plan, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.9)(i) of our Form 10-K Annual Report for the year ended December 31, 2021..

(10.10)	†	(i)	Ecolab Inc. Administrative Document for Non-Qualified Plans, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.10)(i) of our Form 10-K Annual Report for the year ended December 31, 2021..

(10.11)	†	(i)	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated, effective as of February 26, 2010.	Incorporated by reference to Exhibit (10) of our Form 8-K, dated February 26, 2010.

	†	(ii)	Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy, as amended and restated, effective as of February 26, 2010.	Incorporated by reference to Exhibit (10.18)(ii) of our Form 10-K Annual Report for the year ended December 31, 2011.

(10.12)	†	Description of Ecolab Management Incentive Plan.		Filed herewith electronically.

(10.13)	†	(i)	Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated May 2, 2013.

	†	(ii)	Declaration of Amendment, effective as of February 22, 2019, to Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Incorporated by reference to Exhibit (10.3) of our Form 10-Q, for the quarter ended March 31, 2019.

Exhibit No.:		Document:	Method of Filing:

	†	(iii) Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted May 6, 2010.	Incorporated by reference to Exhibit (10)B of our Form 8-K, dated May 6, 2010.

	†	(iv) Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted August 4, 2010.	Incorporated by reference to Exhibit (10)A of our Form 10-Q, for the quarter ended September 30, 2010.

	†	(v) Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 3, 2020.	Incorporated by reference to Exhibit (10.13)(ix) of our Form 10-K Annual Report for the year ended December 31, 2020.

	†	(vi) Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 1, 2021.	Incorporated by reference to Exhibit (10.13)(ix) of our Form 10-K Annual Report for the year ended December 31, 2021..

(10.14)	†	(i) Ecolab Inc. 2023 Stock Incentive Plan, as amended and restated, effective as of May 4, 2023.	Incorporated by reference to Exhibit (10.1) of our Form 10-Q, for the quarter ended June 30, 2023.

	†	(ii) Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2023 Stock Incentive Plan, adopted May 4, 2023.	Incorporated by reference to Exhibit (10.2) of our Form 10-Q, for the quarter ended June 30, 2023.

	†	(iii) Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2023 Stock Incentive Plan, adopted May 4, 2023.	Incorporated by reference to Exhibit (10.4) of our Form 10-Q, for the quarter ended June 30, 2023.

	†	(iv) Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2023 Stock Incentive Plan, adopted December 6, 2023.	Filed herewith electronically.

(10.15)	†	Nalco Company Supplemental Retirement Income Plan, as Amended and Restated effective as of December 31, 2012.	Incorporated by reference to Exhibit (10.3) of our Form 10-Q, for the quarter ended March 31, 2023.

(10.16)	†	Nalco Company Supplemental Profit Sharing Plan, as Amended and Restated effective as of December 31, 2012.	Incorporated by reference to Exhibit (10.4) of our Form 10-Q, for the quarter ended March 31, 2023.

(10.17)	†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.	Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005. (File No. 001-32342)

(10.18)	†	Death Benefit Agreement between Nalco Company and Laurie M. Marsh effective as of December 17, 2009.	Incorporated by reference to Exhibit (10.5) of our Form 10-Q, for the quarter ended March 31, 2023.

(10.19)	†

Offer letter relating to employment of Lanesha Minnix dated April 19, 2022, and accompanying signing bonus payback agreement, sign on bonus repayment agreement and relocation repayment agreement referenced therein.

Incorporated by reference to Exhibit (10.2) of our Form 10-Q, for the quarter ended March 31, 2023.

(21.1)		List of Subsidiaries.	Filed herewith electronically.

(23.1)		Consent of Independent Registered Public Accounting Firm.	Filed herewith electronically.

(24.1)		Powers of Attorney.	Filed herewith electronically.

(31.1)		Rule 13a-14(a) CEO Certification.	Filed herewith electronically.

(31.2)		Rule 13a-14(a) CFO Certification.	Filed herewith electronically.

(32.1)		Section 1350 CEO and CFO Certifications.	Filed herewith electronically.

(97.1)		Ecolab Inc. Rule 10D-1 Clawback Policy, adopted November 2, 2023.	Filed herewith electronically.

Exhibit No.:	Document:	Method of Filing:

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.

(101.SCH)	Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.

(104)	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

† This exhibit is an executive compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2024.

ECOLAB INC.
(Registrant)

By:	/s/ Christophe Beck
Christophe Beck
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 23rd day of February, 2024.

/s/ Christophe Beck	Chairman and Chief Executive Officer
Christophe Beck	(Principal Executive Officer and Director)

/s/ Scott D. Kirkland	Chief Financial Officer
Scott D. Kirkland	(Principal Financial Officer)

/s/ Jennifer J. Bradway	Senior Vice President and Corporate Controller
Jennifer J. Bradway	(duly authorized officer and Principal Accounting Officer)

/s/ Lanesha T. Minnix	Directors
Lanesha T. Minnix

as attorney-in-fact for:

Shari L. Ballard, Barbara J. Beck, Eric M. Green, Arthur J. Higgins, Michael Larson, David W. MacLennan, Tracy B. McKibben, Lionel L. Nowell, III, Victoria J. Reich, Suzanne M. Vautrinot and John J. Zillmer