Form 10-Q
period 2024-03-31
ECOLAB INC.
filed 2024-05-02
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of March 31, 2024: 285,569,775 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions, except per share amounts)	2024	2023

Product and equipment sales	$2,986.5	$2,876.3
Service and lease sales	765.4	695.3
Net sales	3,751.9	3,571.6
Product and equipment cost of sales	1,679.2	1,798.3
Service and lease cost of sales	448.9	406.9
Cost of sales (including special charges (a))	2,128.1	2,205.2
Selling, general and administrative expenses	1,077.7	990.3
Special (gains) and charges	28.2	24.5
Operating income	517.9	351.6
Other (income) expense	(12.6)	(13.1)
Interest expense, net	71.6	74.2
Income before income taxes	458.9	290.5
Provision for income taxes	42.3	52.4
Net income including noncontrolling interest	416.6	238.1
Net income attributable to noncontrolling interest	4.5	4.7
Net income attributable to Ecolab	$412.1	$233.4

Earnings attributable to Ecolab per common share
Basic	$1.44	$0.82
Diluted	$1.43	$0.82

Weighted-average common shares outstanding
Basic	285.7	284.6
Diluted	287.8	285.9

(a)	Cost of sales includes special (gains) and charges of $1.6 and $3.2 in the first quarter of 2024 and 2023, respectively, which is recorded in product and equipment cost of sales and service and lease cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions)	2024	2023

Net income including noncontrolling interest	$416.6	$238.1

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(46.6)	11.1
Gain (loss) on net investment hedges	8.9	(16.7)
Total foreign currency translation adjustments	(37.7)	(5.6)

Derivatives and hedging instruments	5.1	(4.7)

Pension and postretirement benefits	2.3	0.2

Subtotal	(30.3)	(10.1)

Total comprehensive income, including noncontrolling interest	386.3	228.0
Comprehensive income attributable to noncontrolling interest	5.0	5.2
Comprehensive income attributable to Ecolab	$381.3	$222.8

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
(millions, except per share amounts)	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$479.9	$919.5
Accounts receivable, net	2,786.6	2,834.2
Inventories	1,565.9	1,497.2
Other current assets	379.3	393.2
Total current assets	5,211.7	5,644.1
Property, plant and equipment, net	3,451.1	3,474.6
Goodwill	8,111.4	8,148.2
Other intangible assets, net	3,413.6	3,493.5
Operating lease assets	566.3	553.5
Other assets	544.4	532.7
Total assets	$21,298.5	$21,846.6

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$11.3	$630.4
Accounts payable	1,607.1	1,566.3
Compensation and benefits	527.0	655.5
Income taxes	201.6	158.7
Other current liabilities	1,354.1	1,334.9
Total current liabilities	3,701.1	4,345.8
Long-term debt	7,528.6	7,551.4
Pension and postretirement benefits	640.4	651.7
Deferred income taxes	352.0	418.2
Operating lease liabilities	434.0	425.5
Other liabilities	416.8	381.8
Total liabilities	13,072.9	13,774.4
Commitments and contingencies (Note 16)

Equity (a)
Common stock	366.8	365.7
Additional paid-in capital	6,917.6	6,766.7
Retained earnings	10,324.5	10,075.4
Accumulated other comprehensive loss	(1,881.2)	(1,850.4)
Treasury stock	(7,522.1)	(7,312.7)
Total Ecolab shareholders’ equity	8,205.6	8,044.7
Noncontrolling interest	20.0	27.5
Total equity	8,225.6	8,072.2
Total liabilities and equity	$21,298.5	$21,846.6

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 285.6 shares outstanding as of March 31, 2024 and 285.4 shares outstanding as of December 31, 2023. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	March 31
(millions)	2024	2023

OPERATING ACTIVITIES
Net income including noncontrolling interest	$416.6	$238.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	157.0	158.7
Amortization	77.8	75.6
Deferred income taxes	(74.4)	(18.0)
Share-based compensation expense	47.0	31.4
Pension and postretirement plan contributions	(15.3)	(14.6)
Pension and postretirement plan (income) expense, net	4.0	2.6
Restructuring charges, net of cash paid	0.2	(27.3)
Other, net	1.5	2.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	49.0	41.0
Inventories	(65.5)	70.6
Other assets	21.3	3.5
Accounts payable	82.7	(268.5)
Other liabilities	(52.5)	(97.2)
Cash provided by operating activities	649.4	198.2

INVESTING ACTIVITIES
Capital expenditures	(201.5)	(173.7)
Property and other assets sold	0.7	4.8
Other, net	(0.2)	(20.5)
Cash used for investing activities	(201.0)	(189.4)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	7.2	5.5
Long-term debt repayments	(629.6)	-
Reacquired shares	(196.4)	(10.6)
Dividends paid	(175.2)	(157.7)
Exercise of employee stock options	105.5	15.5
Hedge settlements	-	(18.4)
Other, net	(0.8)	(0.7)
Cash used for financing activities	(889.3)	(166.4)

Effect of exchange rate changes on cash and cash equivalents	1.3	(21.6)

Decrease in cash and cash equivalents	(439.6)	(179.2)
Cash and cash equivalents, beginning of period	919.5	598.6
Cash and cash equivalents, end of period	$479.9	$419.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	First Quarter Ended March 31, 2024 and 2023
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2022	$364.7	$6,580.2	$9,318.8	($1,726.6)	($7,301.0)	$7,236.1	$22.5	$7,258.6

Net income			233.4			233.4	4.7	238.1
Other comprehensive income (loss)				(10.6)		(10.6)	0.5	(10.1)
Cash dividends declared (a)			(150.9)			(150.9)	(6.9)	(157.8)
Stock options and awards	0.3	46.3			0.2	46.8		46.8
Reacquired shares					(10.6)	(10.6)		(10.6)
Balance, March 31, 2023	$365.0	$6,626.5	$9,401.3	($1,737.2)	($7,311.4)	$7,344.2	$20.8	$7,365.0

Balance, December 31, 2023	$365.7	$6,766.7	$10,075.4	($1,850.4)	($7,312.7)	$8,044.7	$27.5	$8,072.2

Net income			412.1			412.1	4.5	416.6
Other comprehensive income (loss)				(30.8)		(30.8)	0.5	(30.3)
Cash dividends declared (a)			(163.0)			(163.0)	(12.5)	(175.5)
Stock options and awards	1.1	150.9			0.6	152.6		152.6
Reacquired shares					(210.0)	(210.0)		(210.0)
Balance, March 31, 2024	$366.8	$6,917.6	$10,324.5	($1,881.2)	($7,522.1)	$8,205.6	$20.0	$8,225.6

(a)	Dividends declared per common share were $0.57 and $0.53 in the first quarter of 2024 and 2023, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the first quarter ended March 31, 2024 and 2023 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024.

With respect to the unaudited financial information of the Company for the first quarter ended March 31, 2024 and 2023 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated May 2, 2024 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	First Quarter Ended
	March 31
(millions)	2024	2023
Cost of sales
Restructuring activities	$1.6	$3.2
Cost of sales subtotal	1.6	3.2

Special (gains) and charges
Restructuring activities	18.1	12.6
Acquisition and integration activities	2.5	5.0
Other	7.6	6.9
Special (gains) and charges subtotal	28.2	24.5

Total special (gains) and charges	$29.8	$27.7

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

Combined Program

In November 2022 the Company approved a Europe cost savings program. In connection with these actions, the Company expected to incur pre-tax charges of $130 million ($110 million after tax). In February 2023, the Company expanded its previously announced Europe cost savings program to focus on its Institutional and Healthcare businesses in other regions. In connection with the expanded program (“Combined Program”), the Company expects to incur total pre-tax charges of $195 million ($150 million after tax). The Company expects that these restructuring charges will be substantially completed by the end of 2024. Program actions include headcount reductions from terminations, not filling certain open positions, and facility closures. The Combined Program charges are expected to be primarily cash expenditures related to severance and asset disposals.

In anticipation of this Combined Program, a limited number of actions were taken in the fourth quarter of 2022. As a result, the Company reclassified $19.3 million ($14.5 million after tax) from other restructuring to the Combined Program in the first quarter of 2023.

During the first quarter of 2024 and 2023, the Company recorded restructuring charges of $19.7 million ($15.8 million after tax) and $13.4 million ($10.2 million after tax), respectively, primarily related to severance and professional services. The Company has recorded $183.9 million ($152.7 million after tax) of cumulative charges under the Combined Plan. The net liability related to the Combined Program was $44.1 million and $43.1 million as of March 31, 2024 and December 31, 2023, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Combined Program since inception of the underlying actions includes the following items:

	Employee	Asset
(millions)	Costs	Disposals	Other	Total
2022-2023 Activity
Recorded expense and accrual	$114.2	$14.0	$16.7	$144.9
Net cash payments	(90.4)	-	(16.7)	(107.1)
Non-cash charges	-	(14.0)	-	(14.0)
Reclassification	19.3	-	-	19.3
Net restructuring liability, December 31, 2023	43.1	-	-	43.1

2024 Activity
Recorded expense and accrual	2.3	0.4	17.0	19.7
Net cash payments	(15.9)	-	(2.4)	(18.3)
Non-cash charges	-	(0.4)	-	(0.4)
Net restructuring liability, March 31, 2024	$29.5	$-	$14.6	$44.1

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $2.5 million ($1.9 million after tax) and $5.0 million ($3.7 million after tax) during the first quarter of 2024 and 2023, respectively.

Further information related to the Company’s acquisitions is included in Note 3.

Other operating activities

Other special charges of $7.6 million ($5.4 million after tax) and $6.9 million ($5.4 million after tax) recorded in the first quarter of 2024 and 2023, respectively, which are recorded in special (gains) and charges on the Consolidated Statements of Income.

3. ACQUISITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheets based on estimates of the fair value of assets acquired, liabilities assumed and noncontrolling interests acquired as of the acquisition date. Goodwill is recognized in the amount that the purchase consideration paid exceeds the fair value of the net assets acquired. Purchase consideration includes both cash paid and the fair value of noncash consideration exchanged, including stock and/or contingent consideration, and is reduced by the amount of cash or cash equivalents acquired. No acquisitions occurred during the first quarter of 2024 or 2023.

4. BALANCE SHEETS INFORMATION

	March 31	December 31
(millions)	2024	2023
Accounts receivable, net
Accounts receivable	$2,939.1	$2,983.2
Allowance for expected credit losses and other accruals	(152.5)	(149.0)
Total	$2,786.6	$2,834.2

Inventories
Finished goods	$970.2	$911.4
Raw materials and parts	702.4	704.7
Inventories at FIFO cost	1,672.6	1,616.1
FIFO cost to LIFO cost difference	(106.7)	(118.9)
Total	$1,565.9	$1,497.2

Other current assets
Prepaid assets	$153.5	$143.9
Taxes receivable	169.3	186.9
Derivative assets	7.2	3.3
Other	49.3	59.1
Total	$379.3	$393.2

Property, plant and equipment, net
Land	$154.9	$155.6
Buildings and leasehold improvements	1,178.8	1,171.0
Machinery and equipment	2,146.7	2,113.8
Merchandising and customer equipment	2,817.7	2,758.4
Capitalized software	1,006.4	985.9
Construction in progress	454.1	470.1
	7,758.6	7,654.8
Accumulated depreciation	(4,307.5)	(4,180.2)
Total	$3,451.1	$3,474.6

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,374.8	3,385.1
Patents	505.2	503.6
Trademarks	404.4	406.5
Other technologies	551.0	551.2
	4,835.4	4,846.4
Accumulated amortization
Customer relationships	(1,850.9)	(1,805.0)
Patents	(326.3)	(319.4)
Trademarks	(244.6)	(238.0)
Other technologies	(230.0)	(220.5)
	(2,651.8)	(2,582.9)
Net intangible assets subject to amortization	2,183.6	2,263.5
Total	$3,413.6	$3,493.5

Other assets
Deferred income taxes	$122.0	$119.3
Pension	120.8	118.4
Derivative asset	26.5	23.6
Other	275.1	271.4
Total	$544.4	$532.7

	March 31	December 31
(millions)	2024	2023
Other current liabilities
Discounts and rebates	$442.1	$438.8
Dividends payable	163.0	162.7
Interest payable	64.6	68.5
Taxes payable, other than income	143.8	153.2
Derivative liability	1.2	3.7
Restructuring	48.8	48.9
Contract liability	118.0	110.9
Operating lease liabilities	130.1	126.1
Other	242.5	222.1
Total	$1,354.1	$1,334.9

Accumulated other comprehensive income (loss)
Unrealized gain (loss) on derivative financial instruments, net of tax	$1.0	($4.1)
Unrecognized pension and postretirement benefit expense, net of tax	(532.4)	(534.7)
Cumulative translation, net of tax	(1,349.8)	(1,311.6)
Total	($1,881.2)	($1,850.4)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of March 31, 2024 and December 31, 2023.

	March 31	December 31
(millions)	2024	2023
Short-term debt
Notes payable	$8.9	$1.8
Long-term debt, current maturities	2.4	628.6
Total	$11.3	$630.4

Lines of Credit

As of March 31, 2024, the Company has a $2.0 billion multi-year revolving credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either March 31, 2024 or December 31, 2023.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. and Euro commercial paper programs as of March 31, 2024 or December 31, 2023.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of March 31, 2024 and December 31, 2023, the Company had $8.9 million and $1.8 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of March 31, 2024 and December 31, 2023.

	Maturity	March 31	December 31
(millions)	by Year	2024	2023

Long-term debt
Public notes (2024 principal amount)
Seven year 2016 senior notes (€575 million)	2024	$-	$625.9
Ten year 2015 senior notes (€575 million)	2025	620.4	625.1
Ten year 2016 senior notes ($750 million)	2026	728.8	728.2
Ten year 2017 senior notes ($500 million)	2027	447.7	448.3
Six Year 2021 senior notes ($500 million)	2027	497.6	497.4
Five Year 2022 senior notes ($500 million)	2028	494.5	494.2
Ten year 2020 senior notes ($698 million)	2030	647.7	662.7
Ten year 2020 senior notes ($600 million)	2031	556.1	561.0
Eleven year 2021 senior notes ($650 million)	2032	645.3	645.2
Thirty year 2011 senior notes ($389 million)	2041	384.8	384.7
Thirty year 2016 senior notes ($200 million)	2046	197.4	197.4
Thirty year 2017 senior notes ($484 million)	2047	427.2	426.8
Thirty year 2020 senior notes ($500 million)	2050	491.2	491.1
Thirty year 2021 senior notes ($850 million)	2051	839.4	839.3
Thirty-four year 2021 senior notes ($685 million)	2055	539.7	539.2
Finance lease obligations and other		13.2	13.5
Total debt		7,531.0	8,180.0
Long-term debt, current maturities		(2.4)	(628.6)
Total long-term debt		$7,528.6	$7,551.4

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

Covenants

The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of March 31, 2024.

Net Interest Expense

Interest expense and interest income recognized during the first quarter of 2024 and 2023 were as follows:

	First Quarter Ended
	March 31
(millions)	2024	2023
Interest expense	$94.5	$80.1
Interest income	(22.9)	(5.9)
Interest expense, net	$71.6	$74.2

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings, including the impact of the Company’s interest rate swap agreements. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill arises from the Company’s acquisitions and represents the excess of the fair value of the purchase consideration exchanged over the fair value of net assets acquired. The Company’s reporting units are its eight operating segments. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, the Company completes an interim goodwill assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the first quarter ended March 31, 2024 were as follows:

		Global	Global	Global
	Global	Institutional	Healthcare &	Pest
(millions)	Industrial	& Specialty	Life Sciences	Elimination	Other	Total
December 31, 2023	$4,140.6	$610.0	$3,158.4	$-	$239.2	$8,148.2
Segment changes (a)	102.9	-	-	136.3	(239.2)	-
December 31, 2023 recast	4,243.5	610.0	3,158.4	136.3	-	8,148.2
Effect of foreign currency translation	(26.0)	(0.8)	(9.8)	(0.2)	-	(36.8)
March 31, 2024	$4,217.5	$609.2	$3,148.6	$136.1	$-	$8,111.4

(a)	Relates to reclassifications made to reportable segments in the current year. Effective January 1, 2024, the Company’s former Textile Care and Colloidal Technologies Group (“CTG”) operating segments are now part of the Water operating segment which continues to remain in the Global Industrial reportable segment. Additionally, the Pest Elimination operating segment, formerly aggregated with the Textile Care and CTG operating segments within Other, is now reported as the stand-alone Global Pest Elimination reportable segment. After these changes, the Company has eight operating segments aligned with eight reporting units. Refer to Note 15 for further information.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. Based on the ongoing performance of the Company’s reporting units associated with the Nalco trade name, an interim indefinite life intangible asset impairment assessment was not performed during the first quarter of 2024. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technologies primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the first quarter of 2024 and 2023 was $77.8 million and $75.6 million, respectively. Amortization expense related to intangible assets for the remaining nine-month period of 2024 is expected to be approximately $224 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	March 31, 2024
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$21.6	$-	$21.6	$-
Cross-currency swap derivative contracts	33.1	-	33.1	-

Liabilities
Foreign currency forward contracts	15.6	-	15.6	-
Interest rate swap agreements	167.6	-	167.6	-
Cross-currency swap derivative contracts	22.1	-	22.1	-

	December 31, 2023
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$26.6	$-	$26.6	$-
Cross-currency swap derivative contracts	29.1	-	29.1	-

Liabilities
Foreign currency forward contracts	27.0	-	27.0	-
Interest rate swap agreements	146.5	-	146.5	-
Cross-currency swap derivative contracts	24.9	-	24.9	-

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and classified within Level 2. The carrying value of interest rate swap agreements is at fair value, which is determined based on current forward interest rates as of the balance sheet date and are classified within Level 2. The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Euro and the U.S. dollar and CNH (CNH is the Chinese Yuan traded in the offshore market). The carrying value of the cross-currency swap derivative contracts is at fair value, which is determined based on the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs as of the balance sheet date and are classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives is within Note 8.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$7,531.0	$6,765.9	$8,180.0	$7,552.5

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	March 31	December 31	March 31	December 31
(millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments
Foreign currency forward contracts	$8.6	$6.7	$2.2	$5.2
Interest rate swap agreements	-	-	167.6	146.5
Cross-currency swap derivative contracts	33.1	29.1	22.1	24.9

Derivatives not designated as hedging instruments
Foreign currency forward contracts	13.0	19.9	13.4	21.8
Gross value of derivatives	54.7	55.7	205.3	198.4

Gross amounts offset in the Consolidated Balance Sheets	(21.0)	(28.8)	(21.0)	(28.8)
Net value of derivatives	$33.7	$26.9	$184.3	$169.6

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	March 31	December 31
(millions)	2024	2023

Foreign currency forward contracts	$2,978	$3,745
Interest rate swap agreements	1,500	1,500
Cross-currency swap derivative contracts	976	998

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

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	First Quarter Ended		First Quarter Ended
Line item in which the hedged item is included	March 31		March 31
(millions)	2024	2023	2024	2023
Long-term debt	$1,333.6	$1,348.9	($168.7)	($153.4)

Net Investment Hedges

The Company designates its outstanding €575 million ($621 million at the end of the first quarter of 2024) senior notes (“Euronotes”) and related accrued interest as a hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

The Company entered into a series of Euro cross-currency swap derivative contracts maturing in 2026 and 2030. These cross-currency swap derivative contracts are designated as net investment hedge of the Company’s Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of March 31, 2024, the Company had €625 million ($674 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

During 2023, the Company entered into CNH cross-currency swap derivative contracts with a notional amount of CNH 1,094 million and CNH 1,098 million, respectively, both maturing in 2032. The cross-currency swap derivative contracts are designated as net investment hedges of its Chinese Yuan (“CNY”) denominated exposures from the Company’s investments in certain CNY denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in USD for fixed-rate payments in CNH. As of March 31, 2024, the Company had in aggregate, CNH 2,192 million ($302 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The interest income or expense from these swaps is recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	First Quarter Ended
	March 31
(millions)	2024	2023
Revaluation gain (loss), net of tax:
Euronotes	$2.5	($15.1)
Cross-currency swap derivative contracts	6.4	(1.6)
Total revaluation gain (loss), net of tax	$8.9	($16.7)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	First Quarter Ended
	March 31
	2024			2023
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$-	$0.7	$-	$5.3	($6.0)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	2.0
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(0.5)	-	-	(0.5)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	0.4	-	-	(24.6)	-
Total gain (loss) of all derivative instruments	$-	$1.1	($0.5)	$5.3	($30.6)	$1.5

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	First Quarter Ended
	March 31
(millions)	2024	2023
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative and hedging instruments
Amount recognized in AOCI	$6.6	($5.1)
(Gain) loss reclassified from AOCI into income
COS	-	(5.3)
SG&A	(0.7)	6.0
Interest (income) expense, net	0.5	(1.5)
	(0.2)	(0.8)
Other activity	-	0.1
Tax impact	(1.3)	1.1
Net of tax	$5.1	($4.7)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Settlement charge	$0.4	$0.6
Amortization of losses and prior period service credits, net	1.7	1.6
	2.1	2.2
Other activity	0.9	(1.6)
Tax impact	(0.7)	(0.4)
Net of tax	$2.3	$0.2

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	First Quarter Ended
	March 31
	2024	2023
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	($0.1)	($0.6)

Pension and postretirement benefits amortization of losses and prior period service
credits, net and settlement charge, reclassified from AOCI into income, net of tax	2.3	0.2

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015 and November 2022, the Company’s Board of Directors authorized the repurchase of up to 20,000,000 and 10,000,000, respectively, additional shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of March 31, 2024, 12,083,711 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first quarter of 2024, the Company reacquired 921,618 shares of its common stock, of which 833,386 related to share repurchases through open market and 88,232 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2024	2023

Net income attributable to Ecolab	$412.1	$233.4

Weighted-average common shares outstanding
Basic	285.7	284.6
Effect of dilutive stock options and units	2.1	1.3
Diluted	287.8	285.9

Earnings attributable to Ecolab per common share
Basic EPS	$1.44	$0.82
Diluted EPS	$1.43	$0.82

Anti-dilutive securities excluded from the computation of diluted EPS	2.4	4.6

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 9.2% and 18.0% for the first quarter of 2024 and 2023, respectively. The change in the Company’s tax rate for the first quarter of 2024 compared to the first quarter of 2023 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax benefits related to discrete tax items of $48.2 million in the first quarter of 2024. This included a tax benefit of $41.9 million associated with transferring certain intangible property between affiliates and $8.6 million associated with share-based compensation excess tax benefits. The remaining net expense of $2.3 million is from other income tax adjustments including the impact of changes in tax laws, audit settlements, and other changes in estimates.

The Company recognized net tax benefits related to discrete tax items of $4.0 million in the first quarter of 2023 primarily due to changes in uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

The Organization for Economic Co-operation’s (“OECD”) global minimum tax regime (“Pillar Two”) became effective in certain countries where the Company operates starting in 2024. As such, an estimate of Pillar Two tax has been considered within the provision for income taxes. The Company continues to monitor these legislative developments, but based on information available does not anticipate material impacts to the 2024 financial statements.

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

The components of net periodic pension and postretirement health care benefit expense for the first quarter ended March 31 are as follows:

	U.S.		International		U.S. Postretirement
	Pensions		Pensions		Benefits
(millions)	2024	2023	2024	2023	2024	2023
Service cost	$11.6	$10.2	$4.9	$5.4	$0.1	$0.1
Interest cost on benefit obligation	21.8	22.0	12.4	11.4	1.3	1.4
Expected return on plan assets	(37.7)	(36.3)	(12.5)	(13.8)	-	-
Recognition of net actuarial loss (gain)	1.5	-	2.2	3.5	(0.8)	(0.8)
Amortization of prior service benefit	(1.1)	(1.0)	(0.1)	(0.1)	-	-
Curtailments and settlements	0.4	0.7	-	-	-	(0.1)
Total expense (benefit)	($3.5)	($4.4)	$6.9	$6.4	$0.6	$0.6

Service cost is included as employee compensation cost in either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of March 31, 2024, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first quarter of 2024, the Company made contributions of $2 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $7 million to such plans during the remainder of 2024.

During the first quarter of 2024, the Company made contributions of $10 million to its international pension plans and estimates it will contribute an additional $35 million to such plans during the remainder of 2024.

During the first quarter of 2024, the Company made contributions of $3 million to its U.S. postretirement health care plans and estimates it will contribute an additional $9 million to such plans during the remainder of 2024.

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

On June 3, 2020, the Company completed the separation of its Upstream Energy business (“ChampionX”). The Company entered into an agreement with ChampionX to provide, receive or transfer certain products for a transitionary period. Transitionary period sales of product to ChampionX under the agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. The remaining sales to ChampionX are recorded in product and equipment sales in the Global Industrial segment along with the related cost of sales.

Service and Lease Equipment

Service and lease equipment revenue is generated from providing services or leasing equipment to customers. Service offerings include installing or repairing certain types of equipment, activities that supplement or replace headcount at the customer location, or fulfilling deliverables included in the contract. Global Industrial segment services are associated with water treatment and paper process applications. Global Institutional & Specialty segment services include cleaning and sanitizing programs and wash process solutions. Global Healthcare & Life Sciences segment services include pharmaceutical, personal care, infection and containment control solutions. Revenues included in Global Pest Elimination primarily relate to services designed to detect, eliminate and prevent pests. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided. Typically, revenue is recognized over time using costs incurred to date because the effort provided by the field selling and service organization represents services provided, which corresponds with the transfer of control. Revenue recognized from leased equipment primarily relates to warewashing and water treatment equipment recognized on a straight-line basis over the length of the lease contract pursuant to Topic 842 Leases.

The Company’s operating lease revenue was as follows:

	First Quarter Ended
	March 31
(millions)	2024	2023
Operating lease revenue*	$133.2	$126.4

*Includes immaterial variable lease revenue

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. The Corporate segment includes sales to ChampionX under the transitional supply agreement entered into as part of the ChampionX Separation. For more information about the Company’s reportable segments, refer to Note 15.

Net sales at public exchange rates by reportable segment are as follows:

	First Quarter Ended
	March 31
(millions)	2024	2023
Global Industrial
Product and sold equipment	$1,612.5	$1,592.3
Service and lease equipment	226.7	216.8
Global Institutional & Specialty
Product and sold equipment	1,021.4	920.8
Service and lease equipment	245.3	208.0
Global Healthcare & Life Sciences
Product and sold equipment	352.6	352.6
Service and lease equipment	27.3	27.1
Global Pest Elimination
Product and sold equipment	-	-
Service and lease equipment	266.1	243.4
Corporate
Product and sold equipment	-	10.6
Service and lease equipment	-	-
Total
Total product and sold equipment	$2,986.5	$2,876.3
Total service and lease equipment	$765.4	$695.3

Net sales at public exchange rates by geographic region for the first quarter ended March 31 are as follows:

	Global		Global Institutional		Global Healthcare		Global Pest
	Industrial		& Specialty		& Life Sciences		Elimination		Corporate
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023

United States	$793.8	$793.0	$883.2	$786.0	$149.8	$162.5	$181.7	$165.9	$-	$9.6
Europe	374.6	377.4	160.5	146.5	184.5	174.4	43.2	38.7	-	0.7
Asia Pacific	230.7	228.4	59.3	56.8	23.4	19.6	7.6	6.9	-	-
Latin America	189.6	158.2	49.9	41.3	5.5	5.7	14.5	13.6	-	0.3
Greater China	97.7	96.9	44.7	35.6	9.4	10.8	14.7	14.0	-	-
India, Middle East and Africa	99.2	104.4	15.5	14.7	5.4	5.3	1.7	1.9	-	-
Canada	53.6	50.8	53.6	47.9	1.9	1.4	2.7	2.4	-	-
Total	$1,839.2	$1,809.1	$1,266.7	$1,128.8	$379.9	$379.7	$266.1	$243.4	$-	$10.6

Net sales by geographic region were determined based on origin of sale. The United States made up 54% of total revenues during both the first quarter ended March 31, 2024 and 2023.

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

The Company’s allowance for expected return of products shipped and credits related to pricing or quantities shipped was $73.5 million and $71.7 million as of March 31, 2024 and December 31, 2023, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

	First Quarter Ended
	March 31
(millions)	2024	2023

Beginning balance	$77.3	$71.9
Bad debt expense	13.2	14.7
Write-offs	(10.6)	(7.9)
Other (a)	(0.9)	(1.3)
Ending balance	$79.0	$77.4

(a)	Other amounts are primarily the effects of changes in currency translations.

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

The following table summarizes the contract liability activity:

	First Quarter Ended
	March 31
(millions)	2024	2023

Contract liability as of beginning of the year	$110.9	$116.5

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(110.9)	(116.5)

Increases due to billings excluding amounts recognized as revenue during the period ended	118.0	107.5

Contract liability as of end of period	$118.0	$107.5

15. OPERATING SEGMENTS

The Company’s organizational structure consists of global business unit and global regional leadership teams. The Company’s eight operating segments follow its commercial and product-based activities and are based on engagement in business activities, availability of discrete financial information and review of operating results by the Chief Operating Decision Maker at the identified operating segment level.

The Company’s operating segments that share similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment have been aggregated into four reportable segments: Global Industrial, Global Institutional & Specialty, Global Healthcare & Life Sciences and Global Pest Elimination.

Comparability of Reportable Segments

Effective January 1, 2024, the Company’s former Textile Care and Colloidal Technologies Group (“CTG”) operating segments are now part of the Water operating segment which continues to remain in the Global Industrial reportable segment. Additionally, the Pest Elimination operating segment, formerly aggregated with the Textile Care and CTG operating segments within Other, is now reported as the stand-alone Global Pest Elimination reportable segment. The Company made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments. These changes are presented in "Other" columns of the table below. Prior period amounts have been recast to conform with current period presentation.

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminates the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. The “Fixed Currency Rate Change” column shown in the following table reflects international operations at fixed currency exchange rates established by management at the beginning of 2024, rather than the 2023 established rates. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported within the “Effect of foreign currency translation” row in the following table.

The impact of the preceding changes on previously reported full year 2023 reportable segment net sales and operating income is summarized as follows:

	December 31, 2023

	2023 Reported		Fixed	2023 Reported
	Valued at 2023		Currency	Valued at 2024
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$7,193.1	$407.3	$40.1	$7,640.5
Global Institutional & Specialty	4,994.0	-	20.6	5,014.6
Global Healthcare & Life Sciences	1,576.9	-	30.6	1,607.5
Global Pest Elimination	-	1,061.5	8.7	1,070.2
Other	1,442.3	(1,442.3)	-	-
Corporate	69.1	(26.5)	0.1	42.7
Subtotal at fixed currency rates	15,275.4	-	100.1	15,375.5
Effect of foreign currency translation	44.8		(100.1)	(55.3)
Consolidated reported GAAP net sales	$15,320.2	$-	$-	$15,320.2

Operating Income
Global Industrial	$1,080.7	$39.0	$2.3	$1,122.0
Global Institutional & Specialty	823.0	14.9	3.9	841.8
Global Healthcare & Life Sciences	160.0	(6.7)	7.5	160.8
Global Pest Elimination	-	209.0	1.4	210.4
Other	255.0	(255.0)	-	-
Corporate	(331.7)	(1.2)	0.1	(332.8)
Subtotal at fixed currency rates	1,987.0	-	15.2	2,002.2
Effect of foreign currency translation	5.3	-	(15.2)	(9.9)
Consolidated reported GAAP operating income	$1,992.3	$-	$-	$1,992.3

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	First Quarter Ended
	March 31
(millions)	2024	2023
Net Sales
Global Industrial	$1,841.7	$1,808.2
Global Institutional & Specialty	1,270.3	1,131.2
Global Healthcare & Life Sciences	382.9	386.1
Global Pest Elimination	266.8	244.6
Corporate	-	10.7
Subtotal at fixed currency rates	3,761.7	3,580.8
Effect of foreign currency translation	(9.8)	(9.2)
Consolidated reported GAAP net sales	$3,751.9	$3,571.6

Operating Income
Global Industrial	$265.0	$219.8
Global Institutional & Specialty	248.0	130.1
Global Healthcare & Life Sciences	37.0	35.4
Global Pest Elimination	48.8	44.5
Corporate	(79.8)	(77.4)
Subtotal at fixed currency rates	519.0	352.4
Effect of foreign currency translation	(1.1)	(0.8)
Consolidated reported GAAP operating income	$517.9	$351.6

The profitability of the Company’s operating segments is evaluated by management based on operating income.

Consistent with the Company’s internal management reporting, Corporate amounts in the table above include sales to ChampionX in accordance with the transitional supply agreement entered into with the Transaction, as discussed in Note 14. Corporate also includes intangible asset amortization specifically from the Nalco and Purolite acquisitions and special (gains) and charges, as discussed in Note 2, that are not allocated to the Company’s reportable segments.

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

In connection with its provision of process chemicals to TPC, Nalco was named in numerous lawsuits stemming from the plant explosion. Nalco has been named a defendant, along with TPC and other defendants, in multi-district litigation (“MDL”) proceedings pending in Orange County, Texas, alleging among other things claims for personal injury, property damage and business losses (In re TPC Group Litigation – A2020-0236-MDL, Orange County, Texas). Numerous other lawsuits were filed against Nalco, including TPC Group v. Nalco, E0208239, Jefferson County, Texas, a subrogation claim by TPC’s insurers seeking reimbursement for property damage losses. Over 5,000 plaintiffs (including the subrogation matter) asserted claims against Nalco. All claims have been consolidated for pretrial purposes into the MDL.

All of these cases make similar allegations and seek damages for personal injury, property damage, business losses and other damages, including exemplary damages. Due to the large number of plaintiffs, the early stage of the litigation and the fact that many of the claims do not specify an amount of damages, any estimate of any loss or range of losses cannot be made at this time.

On June 1, 2022, TPC and seven of its affiliated companies filed for bankruptcy under Chapter 11 (Case No. 22-10493-CTG, United States Bankruptcy Court for the District of Delaware). In connection with the bankruptcy cases, TPC disclosed an estimated range of its liability related to the Port Neches incident to individuals and homeowners (including subrogation claims) of approximately $152 million to $520 million. As part of their bankruptcy plan, TPC and its affiliates announced a settlement which allows the MDL plaintiffs a $500 million claim solely for purposes of claim allowance in the chapter 11 case and distribution of value pursuant to TPC’s bankruptcy plan. Other key terms of the settlement between TPC and the MDL plaintiffs include the establishment of a settlement trust for the benefit of certain general unsecured creditors, which is funded with $30 million and the assignment of TPC’s claims and causes of action, if any, against certain third parties, including Nalco, related to the TPC plant explosion. As part of the bankruptcy process, TPC and its debtor affiliates received a discharge of all MDL related claims, as did certain non-debtor affiliates to the extent third parties did not opt out of the non-debtor releases. As a result, TPC is no longer a defendant in the MDL. Nalco opted out of these releases, preserving any direct causes of action it may have against non-debtors. Furthermore, the allowance of the $500 million claim should have no effect on any claims or defenses asserted against or by Nalco in the MDL litigation. On December 1, 2022, the bankruptcy court confirmed the TPC bankruptcy plan, including the approval of the settlement and establishment of the aforementioned settlement trust. On December 16, 2022, the TPC bankruptcy plan went effective. As a result of the bankruptcy, the MDL was stayed. The stay was lifted in the fourth quarter of 2023 and various activities advancing discovery have resumed.

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

18. Subsequent Events

On April 27, 2024, the Company reached a definitive agreement to sell its global surgical solutions business for total consideration of $950 million in cash, subject to certain working capital and other purchase price adjustments. The sale is expected to close in the second half of 2024, subject to regulatory clearances and other customary closing conditions. The Company expects to record an associated pre-tax gain within special (gains) and charges in the Consolidated Statements of Income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of March, 31, 2024, and the related consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2024 and 2023, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MD&A”) provides information we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative or qualitative information about the material sales drivers including the impact of changes in volume and pricing and the effect of acquisitions and changes in foreign currency at the corporate and reportable segment level. We also provide quantitative information regarding special (gains) and charges, discrete tax items and other significant factors we believe are useful for understanding our results. Such quantitative drivers are supported by comments meant to be qualitative in nature. Qualitative factors are generally ordered based on estimated significance.

The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains various Non-GAAP Financial Measures and also contains various Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

Impact of Acquisitions and Divestitures

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude the impact of special (gains) and charges, the results of our acquired businesses from the first twelve months post acquisition and the results of divested businesses from the twelve months prior to divestiture. As part of the separation of ChampionX in 2020, we entered into an agreement with ChampionX to provide, receive or transfer certain products for a transitionary period. Transitionary period sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. The remaining sales to ChampionX are recorded in product and equipment sales in the Global Industrial segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

Comparability of Reportable Segments

Effective January 1, 2024, the former Textile Care and Colloidal Technologies Group (“CTG”) operating segments are now part of the Water operating segment which continues to remain in the Global Industrial reportable segment. Additionally, the Pest Elimination operating segment, formerly aggregated with the Textile Care and CTG operating segments within Other, is now reported as the stand-alone Global Pest Elimination reportable segment. We made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments. After these changes, we have eight operating segments.

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

OVERVIEW OF THE FIRST QUARTER ENDED MARCH 31, 2024

Sales Performance

When comparing first quarter 2024 against first quarter 2023, sales performance was as follows:

●	Reported net sales increased 5% to $3,751.9 million and organic sales increased 5%.
●	Organic sales for our Global Industrial segment increased 1% to $1,815.6 million, as growth in Food & Beverage and Water more than offset the expected short-term decline in Paper sales.
●	Organic sales for our Global Institutional & Specialty segment increased 11% to $1,252.3 million with double-digit growth in both the Institutional and Specialty operating segments.
●	Organic sales for our Global Healthcare & Life Sciences segment decreased 1% to $382.9 million as lower Healthcare sales were offset by growth in Life Sciences.
●	Organic sales for Global Pest Elimination increased 9% to $266.8 million.

Financial Performance

When comparing first quarter 2024 against first quarter 2023, our financial performance was as follows:

●	Reported operating income increased 47% to $517.9 million. Organic operating income increased 44%.
●	Net income attributable to Ecolab increased 77% to $412.1 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2024 and 2023 reported results, our adjusted net income attributable to Ecolab increased 54%.
●	Reported diluted EPS increased 74% to $1.43. Excluding the impact of special (gains) and charges and discrete tax items from both 2024 and 2023 reported results, adjusted diluted EPS increased 52% to $1.34 in the first quarter of 2024.
●	Our reported tax rate was 9.2% during the first quarter of 2024, compared to 18.0% during the first quarter of 2023. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2024 and 2023 results, our adjusted tax rate was 19.9% during the first quarter of 2024, compared to 19.8% during the first quarter of 2023.

RESULTS OF OPERATIONS

Net Sales

	First Quarter Ended
	March 31
(millions)	2024	2023	Change
Product and equipment sales	$2,986.5	$2,876.3
Service and lease sales	765.4	695.3
Reported GAAP net sales	$3,751.9	$3,571.6	5%
Effect of foreign currency translation	9.8	9.2
Non-GAAP fixed currency sales	$3,761.7	$3,580.8	5%
Effect of acquisitions and divestitures	(44.1)	(24.0)
Non-GAAP organic sales	$3,717.6	$3,556.8	5%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2024 sales change are shown below:

First Quarter Ended
March 31
(percent)	2024
Volume	2%
Pricing	3
Organic sales change	5
Acquisitions and divestitures	1
Fixed currency sales change	5
Foreign currency translation	-
Reported GAAP net sales change	5%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	First Quarter Ended
	March 31
	2024		2023
		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,679.2		$1,798.3
Service and lease cost of sales	448.9		406.9
Reported GAAP COS and gross margin	$2,128.1	43.3%	$2,205.2	38.3%
Special (gains) and charges	1.6		3.2
Non-GAAP adjusted COS and gross margin	$2,126.5	43.3%	$2,202.0	38.3%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 43.3% and 38.3% for the first quarter of 2024 and 2023, respectively. Special (gains) and charges included in items impacting cost of sales are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges within COS, first quarter 2024 and 2023 adjusted gross margin was 43.3% and 38.3%, respectively.

Our adjusted gross margin increased when comparing the first quarter of 2024 against the first quarter of 2023 reflecting lower delivered product costs and strong pricing.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 28.7% for the first quarter of 2024 compared to 27.7% for the first quarter of 2023. The SG&A ratio to sales in the first quarter of 2024 increased as sales productivity was offset by growth-oriented investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	First Quarter Ended
	March 31
(millions)	2024	2023
Cost of sales
Restructuring activities	$1.6	$3.2
Cost of sales subtotal	1.6	3.2

Special (gains) and charges
Restructuring activities	18.1	12.6
Acquisition and integration activities	2.5	5.0
Other	7.6	6.9
Special (gains) and charges subtotal	28.2	24.5

Total special (gains) and charges	$29.8	$27.7

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

Combined Program

In November 2022, we approved a Europe cost savings program. In February 2023, we expanded our previously announced Europe cost savings program to focus on its Institutional and Healthcare businesses in other regions. In connection with the expanded program (“Combined Program”), we expect to incur total pre-tax charges of $195 million ($150 million after tax) or $0.52 per diluted share. We expect that these restructuring charges will be substantially completed by the end of 2024. Program actions include headcount reductions from terminations, not filling certain open positions, and facility closures. The Combined Program charges are expected to be primarily cash expenditures related to severance and asset disposals.

In anticipation of this Combined Program, a limited number of actions were taken in the fourth quarter of 2022. As a result, we reclassified $19.3 million ($14.5 million after tax) or $0.05 per diluted share from other restructuring to the Combined Program in the first quarter of 2023.

During the first quarter of 2024 and 2023, we recorded total Combined Program restructuring charges of $19.7 million ($15.8 million after tax) or $0.05 per diluted share, and $13.4 million ($10.2 million after tax) or $0.04 per diluted share, respectively, primarily related to severance. The net liability related to the Combined Program was $44.1 million and $43.1 million as of March 31, 2024 and December 31, 2023, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

The Combined Program has delivered $137 million of cumulative cost savings with estimated annualized cost savings of $175 million in continuing operations by 2024.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $2.5 million ($1.9 million after tax) or $0.01 per diluted share and $5.0 million ($3.7 million after tax) or $0.01 per diluted share in the first quarter of 2024 and 2023, respectively.

Other operating activities

Other special charges recorded in special (gains) and charges on the Consolidated Statements of Income in the first quarter of 2024 and 2023 were $7.6 million ($5.4 million after tax) or $0.02 per diluted share and $6.9 million ($5.4 million after tax) or $0.02 per diluted share, respectively.

Operating Income and Operating Income Margin

	First Quarter Ended
	March 31
(millions)	2024	2023	Change
Reported GAAP operating income	$517.9	$351.6	47%
Special (gains) and charges	29.8	27.7
Non-GAAP adjusted operating income	547.7	379.3	44%
Effect of foreign currency translation	1.2	0.8
Non-GAAP adjusted fixed currency operating income	548.9	380.1	44%
Effect of acquisitions and divestitures	(0.9)	(0.5)
Non-GAAP organic operating income	$548.0	$379.6	44%

	First Quarter Ended
	March 31
(percent)	2024	2023
Reported GAAP operating income margin	13.8%	9.8%
Non-GAAP adjusted operating income margin	14.6%	10.6%
Non-GAAP adjusted fixed currency operating income margin	14.6%	10.6%
Non-GAAP organic operating income margin	14.7%	10.7%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 47% in the first quarter of 2024 versus the comparable period of 2023. Our reported operating income for 2024 and 2023 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2024 and 2023 reported results, our adjusted operating income increased 44% in the first quarter of 2024.

As shown in the previous table, foreign currency had a zero percentage point impact on adjusted operating income growth for the first quarter of 2024. Foreign currency had a 5 percentage point impact on adjusted operating income growth for the first quarter of 2023.

Other (Income) Expense

	First Quarter Ended
	March 31
(millions)	2024	2023	Change
Reported GAAP other (income) expense	($12.6)	($13.1)	(4)%

Reported other (income) expense decreased to ($12.6) million from ($13.1) million in the first quarter of 2024 compared to the first quarter of 2023, respectively, driven by higher pension costs.

Interest Expense, Net

	First Quarter Ended
	March 31
(millions)	2024	2023	Change
Reported GAAP interest expense, net	$71.6	$74.2	(4)%

Reported net interest expense was $71.6 million and $74.2 million in the first quarter of 2024 and 2023, respectively. The decrease in interest expense reflected the favorable impact from lower outstanding debt and higher interest income earned on cash balances partially offset by higher interest rates on floating rate debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2024	2023
Reported GAAP tax rate	9.2%	18.0%
Tax rate impact of:
Special (gains) and charges	0.8	0.5
Discrete tax items	9.9	1.3
Non-GAAP adjusted tax rate	19.9%	19.8%

Our reported tax rate was 9.2% and 18.0% for the first quarter of 2024 and 2023, respectively. The change in our tax rate for the first quarter of 2024 versus the comparable period of 2023 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax benefits related to discrete tax items of $48.2 million in the first quarter of 2024. This included a tax benefit of $41.9 million associated with transferring certain intangible property between affiliates and $8.6 million associated with share-based compensation excess tax benefits. The remaining net expense of $2.3 million is from other income tax adjustments including the impact of changes in tax laws, audit settlements, and other changes in estimates.

We recognized net tax benefits related to discrete tax items of $4.0 million in the first quarter of 2023 primarily due to changes in uncertain tax positions, prior year return adjustments, repricing of deferred tax balances, and other changes in estimates.

The Organization for Economic Co-operation’s (“OECD”) global minimum tax regime (“Pillar Two”) became effective in certain countries where we operate starting in 2024. As such, an estimate of Pillar Two tax has been considered within the provision for income taxes. We continue to monitor these legislative developments, but based on information available we do not anticipate material impacts to the 2024 financial statements.

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31
(millions)	2024	2023	Change
Reported GAAP net income attributable to Ecolab	$412.1	$233.4	77%
Adjustments:
Special (gains) and charges, after tax	23.1	21.1
Discrete tax net expense	(48.2)	(4.0)
Non-GAAP adjusted net income attributable to Ecolab	$387.0	$250.5	54%

Diluted EPS

	First Quarter Ended
	March 31
(dollars)	2024	2023	Change
Reported GAAP diluted EPS	$1.43	$0.82	74%
Adjustments:
Special (gains) and charges, after tax	0.08	0.07
Discrete tax net expense	(0.17)	(0.01)
Non-GAAP adjusted diluted EPS	$1.34	$0.88	52%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately ($0.01) per share on diluted EPS for the first quarter of 2024 when compared to the comparable period of 2023.

SEGMENT PERFORMANCE

The non-U.S. dollar functional international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2024. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2023. Additional information about our reportable segments is included in Note 15.

Fixed currency net sales and operating income for the first quarter of 2024 for our reportable segments are shown in the following tables:

Net Sales	First Quarter Ended
	March 31
(millions)	2024	2023	Change
Global Industrial	$1,841.7	$1,808.2	2%
Global Institutional & Specialty	1,270.3	1,131.2	12
Global Healthcare & Life Sciences	382.9	386.1	(1)
Global Pest Elimination	266.8	244.6	9
Corporate	-	10.7	(100)
Subtotal at fixed currency	3,761.7	3,580.8	5
Effect of foreign currency translation	(9.8)	(9.2)
Consolidated reported GAAP net sales	$3,751.9	$3,571.6	5%

Operating Income	First Quarter Ended
	March 31
(millions)	2024	2023	Change
Global Industrial	$265.0	$219.8	21%
Global Institutional & Specialty	248.0	130.1	91
Global Healthcare & Life Sciences	37.0	35.4	5
Global Pest Elimination	48.8	44.5	10
Corporate	(79.8)	(77.4)	3
Subtotal at fixed currency	519.0	352.4	47
Effect of foreign currency translation	(1.1)	(0.8)
Consolidated reported GAAP operating income	$517.9	$351.6	47%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	First Quarter Ended
	March 31
Net Sales	2024			2023
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,841.7	($26.1)	$1,815.6	$1,808.2	($13.3)	$1,794.9
Global Institutional & Specialty	1,270.3	(18.0)	1,252.3	1,131.2	-	1,131.2
Global Healthcare & Life Sciences	382.9	-	382.9	386.1	-	386.1
Global Pest Elimination	266.8	-	266.8	244.6	-	244.6
Corporate	-	-	-	10.7	(10.7)	-
Subtotal at fixed currency	3,761.7	(44.1)	3,717.6	3,580.8	(24.0)	3,556.8
Effect of foreign currency translation	(9.8)			(9.2)
Consolidated reported GAAP net sales	$3,751.9			$3,571.6

Operating Income	2024			2023
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$265.0	$-	$265.0	$219.8	($0.2)	$219.6
Global Institutional & Specialty	248.0	(0.9)	247.1	130.1	-	130.1
Global Healthcare & Life Sciences	37.0	-	37.0	35.4	-	35.4
Global Pest Elimination	48.8	-	48.8	44.5	-	44.5
Corporate	(49.9)	-	(49.9)	(49.7)	(0.3)	(50.0)
Non-GAAP adjusted fixed currency operating income	548.9	(0.9)	548.0	380.1	(0.5)	379.6
Special (gains) and charges at fixed currency rates	29.9			27.7
Subtotal at fixed currency	519.0			352.4
Effect of foreign currency translation	(1.1)			(0.8)
Consolidated reported GAAP operating income	$517.9			$351.6

Unless otherwise noted, the following segment performance commentary compares the first quarter of 2024 against the first quarter of 2023.

Global Industrial

	First Quarter Ended
	March 31
	2024	2023
Sales at fixed currency (millions)	$1,841.7	$1,808.2
Sales at public currency (millions)	1,839.2	1,809.1

Organic sales change	1%
Acquisitions and divestitures	1%
Fixed currency sales change	2%
Foreign currency translation	-%
Public currency sales change	2%

Operating income at fixed currency (millions)	$265.0	$219.8
Operating income at public currency (millions)	265.4	221.3

Fixed currency operating income change	21%
Fixed currency operating income margin	14.4%	12.2%
Organic operating income change	21%
Organic operating income margin	14.6%	12.2%
Public currency operating income change	20%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Industrial increased in the first quarter of 2024 as growth in Food & Beverage and Water more than offset the expected short-term decline in Paper sales.

Water organic sales increased 2% in the first quarter of 2024 driven by sales growth in Downstream, Light and Heavy that overcame lower Mining sales. Light industry reported sales growth driven by continued strong performance in high-tech and growth in food & beverage and institutional segments. Heavy industry recorded sales growth in chemicals, primary metals, and power. Downstream industry reported sales growth driven by water treatment. Food & Beverage organic sales increased 3% in the first quarter 2024, driven sales growth in dairy, food, and beverage & brewery. Paper organic sales decreased 5% in the first quarter of 2024, reflecting new business wins that were more than offset by lower customer production rates.

Operating Income

Organic operating income and organic operating income margins increased for Global Industrial in the first quarter of 2024.

Organic operating income margins increased 2.4 percentage points during the first quarter of 2024 as the 4.0 percentage point positive impact of lower delivered product costs was partially offset by the 1.9 percentage point impact of investments in the business.

Global Institutional & Specialty

	First Quarter Ended
	March 31
	2024	2023
Sales at fixed currency (millions)	$1,270.3	$1,131.2
Sales at public currency (millions)	1,266.7	1,128.8

Organic sales change	11%
Acquisitions and divestitures	2%
Fixed currency sales change	12%
Foreign currency translation	-%
Public currency sales change	12%

Operating income at fixed currency (millions)	$248.0	$130.1
Operating income at public currency (millions)	247.0	129.8

Fixed currency operating income change	91%
Fixed currency operating income margin	19.5%	11.5%
Organic operating income change	90%
Organic operating income margin	19.7%	11.5%
Public currency operating income change	90%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Institutional & Specialty increased in the first quarter of 2024 with double-digit growth in both the Institutional and Specialty divisions.

At an operating segment level, Institutional organic sales increased 11% in the first quarter of 2024, reflecting sales growth across foodservice, lodging and long term care. Specialty organic sales increased 10% in the first quarter of 2024, reflecting sales growth driven by quick service and food retail.

Operating Income

Organic operating income and organic operating income margin increased in the first quarter of 2024 for our Global Institutional & Specialty segment.

Organic operating income margins increased 8.2 percentage points during the first quarter of 2024, as the 8.8 percentage point positive impact from strong pricing, higher volumes, and lower delivered product costs were partially offset by the 1.1 percentage point impact from investments in the business.

Global Healthcare & Life Sciences

	First Quarter Ended
	March 31
	2024	2023
Sales at fixed currency (millions)	$382.9	$386.1
Sales at public currency (millions)	379.9	379.7

Organic sales change	(1)%
Acquisitions and divestitures	-%
Fixed currency sales change	(1)%
Foreign currency translation	1%
Public currency sales change	-%

Operating income at fixed currency (millions)	$37.0	$35.4
Operating income at public currency (millions)	36.3	33.7

Fixed currency operating income change	5%
Fixed currency operating income margin	9.7%	9.2%
Organic operating income change	5%
Organic operating income margin	9.7%	9.2%
Public currency operating income change	8%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Healthcare & Life Sciences decreased in the first quarter of 2024 as lower Healthcare sales was offset by growth in Life Sciences.

At an operating segment level, Healthcare organic sales decreased 2% in the first quarter of 2024, reflecting strategic low margin business exits. Life Sciences organic sales increased 1% in the first quarter of 2024 reflected improved underlying business momentum that offset soft near-term industry demand.

Operating Income

Organic operating income and organic operating income margins both increased in the first quarter of 2024 for our Global Healthcare & Life Sciences segment.

Organic operating income margins increased 0.5 percentage points during the first quarter of 2024, as the 6.7 percentage point positive impact from strong pricing and lower supply chain costs were partially offset by the 5.6 percentage point impacts from continued targeted investments in the business and lower volume.

Global Pest Elimination

	First Quarter Ended
	March 31
	2024	2023
Sales at fixed currency (millions)	$266.8	$244.6
Sales at public currency (millions)	266.1	243.4

Organic sales change	9%
Acquisitions and divestitures	-%
Fixed currency sales change	9%
Foreign currency translation	-%
Public currency sales change	9%

Operating income at fixed currency (millions)	$48.8	$44.5
Operating income at public currency (millions)	48.7	44.3

Fixed currency operating income change	10%
Fixed currency operating income margin	18.3%	18.2%
Organic operating income change	10%
Organic operating income margin	18.3%	18.2%
Public currency operating income change	10%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Pest Elimination increased 9% in the first quarter of 2024 driven by growth in food & beverage, restaurants, and food retail.

Operating Income

Organic operating income and organic operating income margins increased for Global Pest Elimination in the first quarter of 2024.

Organic operating income margins increased 0.1 percentage points during the first quarter of 2024, as the 4.3 percentage point positive impact from strong pricing and higher volumes were partially offset by the 4.2 percentage point impact of investments in the business.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 31 include sales to ChampionX in accordance with the transitional supply agreement entered into with the transaction post-separation, as discussed in Note 14, intangible asset amortization specifically from the Nalco and Purolite transactions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 29.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $21.3 billion as of March 31, 2024, compared to total assets of $21.8 billion as of December 31, 2023.

Total liabilities were $13.1 billion as of March 31, 2024, compared to total liabilities of $13.8 billion as of December 31, 2023. Total debt was $7.5 billion as of March 31, 2024 and $8.2 billion as of December 31, 2023. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented:

	March 31, 2024	December 31, 2023
(ratio)
Net debt to EBITDA	2.2	2.4

(millions)
Total debt	$7,539.9	$8,181.8
Cash	479.9	919.5
Net debt	$7,060.0	$7,262.3

Net income including noncontrolling interest	$1,571.5	$1,393.0
Provision for income taxes	352.4	362.5
Interest expense, net	294.1	296.7
Depreciation	615.0	616.7
Amortization	309.1	306.9
EBITDA	$3,142.1	$2,975.8

Cash Flows

Operating Activities

	First Quarter Ended
	March 31
(millions)	2024	2023	Change
Cash provided by operating activities	$649.4	$198.2	$451.2

We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities increased $451 million in the first quarter of 2024 compared to the first quarter of 2023, driven primarily by a $223 million net favorable change in working capital and $179 million increase in net income. The cash flow impact from working capital was primarily driven by improvement in accounts payable, partially offset by an increase in inventory.

Investing Activities

	First Quarter Ended
	March 31
(millions)	2024	2023	Change
Cash used for investing activities	($201.0)	($189.4)	($11.6)

Cash used for investing activities is primarily impacted by capital investments in the business.

We continue to make capital investments in the business, including merchandising equipment, manufacturing equipment and facilities. Total capital expenditures were $202 million and $174 million in the first quarter of 2024 and 2023, respectively.

Financing Activities

	First Quarter Ended
	March 31
(millions)	2024	2023	Change
Cash used for financing activities	($889.3)	($166.4)	($722.9)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We had net issuances of commercial paper and notes payable of $7 million and $6 million in the first quarter of 2024 and 2023, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $196 million and $11 million of shares in the first quarter of 2024 and 2023, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

There was no long-term debt issuance activity through the first quarter of 2024 or 2023. We repaid $630 million of long-term debt in the first quarter of 2024.

We paid dividends of $175 million and $158 million in the first three months of 2024 and 2023, respectively.

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

As of March 31, 2024, we had $480 million of cash and cash equivalents on hand, of which $195 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of March 31, 2024, we have a $2.0 billion multi-year credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the first quarter of both 2024 and 2023, we had no outstanding commercial paper under our U.S. program nor our Euro program. There were no borrowings under our credit facility as of March 31, 2024 or 2023. As of March 31, 2024, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

There was no long-term debt issuance activity through the first quarter of 2024. We repaid $630 million of long-term debt in the first quarter of 2024.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2023 disclosed total notes payable and long-term debt due within one year of $630 million. As of March 31, 2024, the total notes payable and long-term debt due within one year was $11 million. We had no outstanding commercial paper under our U.S. program as of March 31, 2024 and as of December 31, 2023.

Our gross liability for uncertain tax positions was $24 million as of March 31, 2024 and December 31, 2023. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina and Turkey are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina and Turkey. During the first quarter of 2024, sales in Argentina and Turkey represented less than 1% of our consolidated sales. Assets held in Argentina and Turkey at the end of the first quarter of 2024 represented less than 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. During the first quarter of 2024, our Russian and Ukraine operations represented approximately 1% of our 2024 consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 17 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

On April 27, 2024, we reached a definitive agreement to sell our global surgical solutions business for total consideration of $950 million in cash, subject to certain working capital and other purchase price adjustments. The sale is expected to close in the second half of 2024, subject to regulatory clearances and other customary closing conditions. We expect to record an associated pre-tax gain within special (gains) and charges in the Consolidated Statements of Income.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

●	Fixed currency sales
●	Organic sales
●	Adjusted cost of sales
●	Adjusted gross margin
●	Fixed currency operating income
●	Fixed currency operating income margin
●	Adjusted operating income
●	Adjusted operating income margin
●	Adjusted fixed currency operating income
●	Adjusted fixed currency operating income margin
●	Organic operating income
●	Organic operating income margin
●	EBITDA
●	Adjusted tax rate
●	Adjusted net income attributable to Ecolab
●	Adjusted diluted EPS

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

Our non-GAAP adjusted financial measures for cost of sales, gross margin and operating income exclude the impact of special (gains) and charges and our non-GAAP adjusted financial measures for tax rate, net income attributable to Ecolab and diluted earnings per share further exclude the impact of discrete tax items. We include items within special (gains) and charges and discrete tax items that we believe can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results. After tax special (gains) and charges are derived by applying the applicable local jurisdictional tax rate to the corresponding pre-tax special (gains) and charges.

EBITDA is defined as the sum of net income including noncontrolling interest, provision for income taxes, net interest expense, depreciation and amortization. EBITDA is used in our net debt to EBITDA ratio, which we view as important indicators of the operational and financial health of our organization.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency amounts included in this Form 10-Q are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2024. We also provide our segment results based on public currency rates for informational purposes.

Our reportable segments do not include the impact of intangible asset amortization from the Nalco and Purolite transactions or the impact of special (gains) and charges as these are not allocated to our reportable segments.

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude the impact of special (gains) and charges, the results of our acquired businesses from the first twelve months post acquisition and the results of divested businesses from the twelve months prior to divestiture. As part of the separation of ChampionX in 2020, we entered into an agreement with ChampionX to provide, receive or transfer certain products for a transitionary period. Transitionary period sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. The remaining sales to ChampionX are recorded in product and equipment sales in Global Industrial segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include our business performance and prospects; expectations concerning timing, amount and type of restructuring costs and savings from restructuring activities; Russian operations; working capital; capital investments, acquisitions and share repurchases; amortization expense; non-performance of financial counterparties; payments and contributions to pension and postretirement health care benefit plans; the impact of lawsuits, claims and environmental matters; impact of new accounting pronouncements and tax laws; cash flows, borrowing capacity and funding of cash requirements, including repayment of debt; payments related to uncertain tax positions; implementation of ERP system upgrade; and statements regarding the expected timing and likelihood of completion of the sale of our global surgical solutions business, including the timing, receipt and terms and conditions of any required governmental and regulatory clearance of the proposed transaction, the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement, the inability to consummate the proposed transaction due to the failure to satisfy other closing conditions, risks that the proposed transaction disrupts current operations, and the amount of the costs, fees, expenses and charges related to the proposed transaction.

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

Some of the factors which could cause results to differ materially from those expressed in any forward-looking statements are set forth under Item 1A of our most recent Form 10-K and our other public filings with the Securities and Exchange Commission (the "SEC"), and include the impact of economic factors such as the worldwide economy, interest rates, foreign currency risk, reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar, demand uncertainty, supply chain challenges and inflation; the vitality of the markets we serve; exposure to global economic, political and legal risks related to our international operations, including geopolitical instability and the escalation of armed conflicts; our ability to successfully execute organizational change and management transitions; information technology infrastructure failures or breaches in data security; difficulty in procuring raw materials or fluctuations in raw material costs; the occurrence of severe public health outbreaks not limited to COVID-19; our ability to acquire complementary businesses and to effectively integrate such businesses; our ability to execute key business initiatives; our ability to successfully compete with respect to value, innovation and customer support; pressure on operations from consolidation of customers or vendors; restraints on pricing flexibility due to contractual obligations and our ability to meet our contractual commitments; the costs and effects of complying with laws and regulations, including those relating to the environment, climate change standards, and to the manufacture, storage, distribution, sale and use of our products, as well as to the conduct of our business generally, including labor and employment and anti-corruption; potential chemical spill or release; our commitments, goals, targets, objectives and initiatives related to sustainability; potential to incur significant tax liabilities or indemnification liabilities relating to the separation and split-off of our ChampionX business; the occurrence of litigation or claims, including class action lawsuits; the loss or insolvency of a major customer or distributor; repeated or prolonged government and/or business shutdowns or similar events; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; changes in tax laws and unanticipated tax liabilities; potential loss of deferred tax assets; our indebtedness, and any failure to comply with covenants that apply to our indebtedness; potential losses arising from the impairment of goodwill or other assets; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4. Controls and Procedures

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1, 2024 through March 31, 2024 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 23, 2024, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 40 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
January 1-31, 2024	-		$-		-		12,917,097
February 1-29, 2024	195,803		220.6220		107,571		12,809,526
March 1-31, 2024	725,815		226.9213		725,815		12,083,711
Total	921,618		$225.5830		833,386		12,083,711

(1)	Includes 88,232 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 common shares. As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to an additional 10,000,000 shares. Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

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

ECOLAB INC.

Date: May 2, 2024	By:	/s/ Jennifer J. Bradway

Jennifer J. Bradway
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)