Form 10-Q
period 2024-06-30
ECOLAB INC.
filed 2024-08-02
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of June 30, 2024: 284,537,616 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share amounts)	2024	2023	2024	2023

Product and equipment sales	$3,173.1	$3,104.8	$6,159.6	$5,981.1
Service and lease sales	812.7	747.3	1,578.1	1,442.6
Net sales	3,985.8	3,852.1	7,737.7	7,423.7
Product and equipment cost of sales	1,770.6	1,895.3	3,449.8	3,693.6
Service and lease cost of sales	470.4	439.5	919.3	846.4
Cost of sales (including special charges (a))	2,241.0	2,334.8	4,369.1	4,540.0
Selling, general and administrative expenses	1,075.7	1,011.6	2,153.4	2,001.9
Special (gains) and charges	12.2	21.0	40.4	45.5
Operating income	656.9	484.7	1,174.8	836.3
Other (income) expense	(12.6)	(14.4)	(25.2)	(27.5)
Interest expense, net	78.8	77.8	150.4	152.0
Income before income taxes	590.7	421.3	1,049.6	711.8
Provision for income taxes	95.7	86.6	138.0	139.0
Net income including noncontrolling interest	495.0	334.7	911.6	572.8
Net income attributable to noncontrolling interest	4.1	5.0	8.6	9.7
Net income attributable to Ecolab	$490.9	$329.7	$903.0	$563.1

Earnings attributable to Ecolab per common share
Basic	$1.72	$1.16	$3.17	$1.98
Diluted	$1.71	$1.15	$3.14	$1.97

Weighted-average common shares outstanding
Basic	284.6	284.9	285.2	284.8
Diluted	287.0	286.3	287.4	286.1

(a)	Cost of sales includes special (gains) and charges of $0.7 and $8.1 in the second quarter of 2024 and 2023, respectively, and $2.3 and $11.3 in the first six months of 2024 and 2023, respectively, which is recorded in product and equipment cost of sales and service and lease cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2024	2023	2024	2023

Net income including noncontrolling interest	$495.0	$334.7	$911.6	$572.8

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(24.6)	3.0	(71.2)	14.1
Gain (loss) on net investment hedges	3.3	(23.8)	12.2	(40.5)
Total foreign currency translation adjustments	(21.3)	(20.8)	(59.0)	(26.4)

Derivatives and hedging instruments	2.2	(1.5)	7.3	(6.2)

Pension and postretirement benefits	(0.1)	(4.3)	2.2	(4.1)

Subtotal	(19.2)	(26.6)	(49.5)	(36.7)

Total comprehensive income, including noncontrolling interest	475.8	308.1	862.1	536.1
Comprehensive income attributable to noncontrolling interest	3.1	3.0	8.1	8.2
Comprehensive income attributable to Ecolab	$472.7	$305.1	$854.0	$527.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
(millions, except per share amounts)	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$384.0	$919.5
Accounts receivable, net	2,876.3	2,834.2
Inventories	1,505.9	1,497.2
Assets held for sale	565.6	-
Other current assets	420.5	393.2
Total current assets	5,752.3	5,644.1
Property, plant and equipment, net	3,416.9	3,474.6
Goodwill	7,821.9	8,148.2
Other intangible assets, net	3,334.0	3,493.5
Operating lease assets	573.0	553.5
Other assets	563.7	532.7
Total assets	$21,461.8	$21,846.6

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$5.9	$630.4
Accounts payable	1,690.7	1,566.3
Compensation and benefits	540.5	655.5
Income taxes	137.2	158.7
Liabilities held for sale	62.5	-
Other current liabilities	1,410.8	1,334.9
Total current liabilities	3,847.6	4,345.8
Long-term debt	7,538.8	7,551.4
Pension and postretirement benefits	627.1	651.7
Deferred income taxes	290.7	418.2
Operating lease liabilities	438.6	425.5
Other liabilities	411.1	381.8
Total liabilities	13,153.9	13,774.4
Commitments and contingencies (Note 17)

Equity (a)
Common stock	367.1	365.7
Additional paid-in capital	7,002.1	6,766.7
Retained earnings	10,653.3	10,075.4
Accumulated other comprehensive loss	(1,899.4)	(1,850.4)
Treasury stock	(7,835.7)	(7,312.7)
Total Ecolab shareholders’ equity	8,287.4	8,044.7
Noncontrolling interest	20.5	27.5
Total equity	8,307.9	8,072.2
Total liabilities and equity	$21,461.8	$21,846.6

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 284.5 shares outstanding as of June 30, 2024 and 285.4 shares outstanding as of December 31, 2023. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30
(millions)	2024	2023

OPERATING ACTIVITIES
Net income including noncontrolling interest	$911.6	$572.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	316.9	311.3
Amortization	152.9	152.4
Deferred income taxes	(137.7)	(36.8)
Share-based compensation expense	82.9	58.7
Pension and postretirement plan contributions	(30.8)	(29.0)
Pension and postretirement plan expense (income), net	8.0	4.3
Restructuring charges, net of cash paid	(9.9)	(26.3)
Other, net	13.6	13.2
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(110.1)	(52.8)
Inventories	(92.3)	150.9
Other assets	(9.1)	19.2
Accounts payable	210.1	(264.7)
Other liabilities	(45.6)	(101.6)
Cash provided by operating activities	1,260.5	771.6

INVESTING ACTIVITIES
Capital expenditures	(398.4)	(345.7)
Property and other assets sold	3.5	8.6
Acquisitions and investments in affiliates, net of cash acquired	(38.7)	(105.0)
Other, net	(11.8)	(21.4)
Cash used for investing activities	(445.4)	(463.5)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	1.7	1.7
Long-term debt repayments	(629.6)	-
Reacquired shares	(519.4)	(10.9)
Dividends paid	(340.7)	(308.6)
Exercise of employee stock options	154.4	50.6
Hedge settlements	(0.6)	(53.5)
Other, net	(1.5)	(1.5)
Cash used for financing activities	(1,335.7)	(322.2)

Effect of exchange rate changes on cash and cash equivalents	(8.9)	(30.3)

Decrease in cash and cash equivalents	(529.5)	(44.4)
Net change in cash balances classified as assets held for sale	(6.0)	-
Cash and cash equivalents, beginning of period	919.5	598.6
Cash and cash equivalents, end of period	$384.0	$554.2

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Second Quarter Ended June 30, 2024 and 2023
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, March 31, 2023	$365.0	$6,626.5	$9,401.3	($1,737.2)	($7,311.4)	$7,344.2	$20.8	$7,365.0

Net income			329.7			329.7	5.0	334.7
Other comprehensive income (loss) activity				(24.6)		(24.6)	(2.0)	(26.6)
Cash dividends declared (a)			(151.0)			(151.0)		(151.0)
Changes in noncontrolling interests		(4.5)				(4.5)		(4.5)
Stock options and awards	0.3	62.1			0.8	63.2		63.2
Reacquired shares					(0.3)	(0.3)		(0.3)
Balance, June 30, 2023	$365.3	$6,684.1	$9,580.0	($1,761.8)	($7,310.9)	$7,556.7	$23.8	$7,580.5

Balance, March 31, 2024	$366.8	$6,917.6	$10,324.5	($1,881.2)	($7,522.1)	$8,205.6	$20.0	$8,225.6

Net income			490.9			490.9	4.1	495.0
Other comprehensive income (loss) activity				(18.2)		(18.2)	(1.0)	(19.2)
Cash dividends declared (a)			(162.1)			(162.1)	(2.6)	(164.7)
Stock options and awards	0.3	84.5			0.8	85.6		85.6
Reacquired shares					(314.4)	(314.4)		(314.4)
Balance, June 30, 2024	$367.1	$7,002.1	$10,653.3	($1,899.4)	($7,835.7)	$8,287.4	$20.5	$8,307.9

	Six Months Ended June 30, 2024 and 2023
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2022	$364.7	$6,580.2	$9,318.8	($1,726.6)	($7,301.0)	$7,236.1	$22.5	$7,258.6

Net income			563.1			563.1	9.7	572.8
Other comprehensive income (loss) activity				(35.2)		(35.2)	(1.5)	(36.7)
Cash dividends declared (a)			(301.9)			(301.9)	(6.9)	(308.8)
Changes in noncontrolling interests		(4.5)				(4.5)		(4.5)
Stock options and awards	0.6	108.4			1.0	110.0		110.0
Reacquired shares					(10.9)	(10.9)		(10.9)
Balance, June 30, 2023	$365.3	$6,684.1	$9,580.0	($1,761.8)	($7,310.9)	$7,556.7	$23.8	$7,580.5

Balance, December 31, 2023	$365.7	$6,766.7	$10,075.4	($1,850.4)	($7,312.7)	$8,044.7	$27.5	$8,072.2

Net income			903.0			903.0	8.6	911.6
Other comprehensive income (loss) activity				(49.0)		(49.0)	(0.5)	(49.5)
Cash dividends declared (a)			(325.1)			(325.1)	(15.1)	(340.2)
Stock options and awards	1.4	235.4			1.4	238.2		238.2
Reacquired shares					(524.4)	(524.4)		(524.4)
Balance, June 30, 2024	$367.1	$7,002.1	$10,653.3	($1,899.4)	($7,835.7)	$8,287.4	$20.5	$8,307.9

(a)	Dividends declared per common share were $0.57 and $0.53 in the second quarter of 2024 and 2023, respectively, and $1.14 and $1.06 in the first six months of 2024 and 2023, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the second quarter ended June 30, 2024 and 2023 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

With respect to the unaudited financial information of the Company for the second quarter ended June 30, 2024 and 2023 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated August 2, 2024 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities are classified as held for sale and presented separately on the balance sheet when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and transfer of the assets is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Assets held for sale are measured at the lower of carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period the held-for-sale criteria are met. Gains are not recognized until the date of the sale. When the disposal group is classified as held for sale, depreciation and amortization for long-lived assets ceases and the Company tests the assets for impairment. Unless otherwise specified, the amounts and information in the notes presented do not include assets and liabilities that have been classified as held for sale as of June 30, 2024.

On April 27, 2024, the Company reached a definitive agreement to sell its global surgical solutions business for total consideration of $950 million in cash, subject to certain working capital and other purchase price adjustments. Accordingly, the global surgical solutions business has met the criteria to be classified as held for sale and the Company has aggregated and classified the assets and liabilities as held for sale in the Company’s Consolidated Balance Sheets as of June 30, 2024. The Company measured the assets and liabilities held for sale at the estimated fair value less costs to sell, which resulted in no impairment in the quarter. The Company expects to record an associated pre-tax gain within Special (Gains) and Charges in the Consolidated Statements of Income. On August 1, 2024, the Company completed the sale of its global surgical solutions business pursuant to the definitive agreement dated April 27, 2024.

The global surgical solutions business did not meet the criteria to be classified as a discontinued operation. As a result, the Company continued to report its operating results in the Global Healthcare & Life Sciences reportable segment as of June 30, 2024. The assets and liabilities of businesses held for sale were as follows:

June 30
(millions)	2024

Assets held for sale
Cash and cash equivalents	$6.0
Accounts receivable, net	53.3
Inventories	83.6
Other current assets	6.5
Property, plant and equipment, net	64.9
Goodwill	305.0
Other intangible assets, net	22.4
Operating lease assets	8.5
Other assets	15.4
Total assets held for sale	$565.6

Liabilities held for sale
Accounts payable	$28.9
Compensation and benefits	5.4
Other current liabilities	15.8
Postretirement health care and pension benefits	6.6
Operating lease liabilities	5.8
Total liabilities held for sale	$62.5

3. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2024	2023	2024	2023
Cost of sales
Restructuring activities	$0.7	$8.1	$2.3	$11.3
Cost of sales subtotal	0.7	8.1	2.3	11.3

Special (gains) and charges
Restructuring activities	6.9	13.7	25.0	26.3
Sale of global surgical solutions business	7.3	-	13.3	-
Acquisition and integration activities	2.3	3.5	4.8	8.5
Other	(4.3)	3.8	(2.7)	10.7
Special (gains) and charges subtotal	12.2	21.0	40.4	45.5

Total special (gains) and charges	$12.9	$29.1	$42.7	$56.8

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

Combined Program

In November 2022 the Company approved a Europe cost savings program. In February 2023, the Company expanded its previously announced Europe cost savings program to focus on its Institutional and Healthcare businesses in other regions. In connection with the expanded program (“the Combined Program”), the Company expects to incur total pre-tax charges of $195 million ($150 million after tax). The Company expects that these restructuring charges will be substantially completed by the end of 2024. Program actions include headcount reductions from terminations, not filling certain open positions, and facility closures. The Combined Program charges are expected to be primarily cash expenditures related to severance and asset disposals.

In anticipation of this Combined Program, a limited number of actions were taken in the fourth quarter of 2022. As a result, the Company reclassified $19.3 million ($14.5 million after tax) from other restructuring to the Combined Program in the first quarter of 2023.

During the second quarter of 2024 and 2023, the Company recorded restructuring charges of $2.3 million ($1.4 million after tax) and $19.7 million ($16.2 million after tax), respectively, and during the first six months of 2024 and 2023 $22.0 million ($17.2 million after tax) and $33.1 million ($26.4 million after tax), respectively, primarily related to severance and professional services. The Company has recorded $180.9 million ($150.1 million after tax) of cumulative charges under the Combined Plan.

The Company reclassified $5.3 million ($4.0 million after tax) from the combined restructuring program to other restructuring in the second quarter of 2024.

The net liability related to the Combined Program was $32.2 million and $43.1 million as of June 30, 2024 and December 31, 2023, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Combined Program since inception of the underlying actions includes the following items:

	Employee	Asset
(millions)	Costs	Disposals	Other	Total
2022-2023 Activity
Recorded expense and accrual	$114.2	$14.0	$16.7	$144.9
Net cash payments	(90.4)	-	(16.7)	(107.1)
Non-cash charges	-	(14.0)	-	(14.0)
Reclassification	19.3	-	-	19.3
Net restructuring liability, December 31, 2023	43.1	-	-	43.1

2024 Activity
Recorded expense and accrual	3.8	0.7	17.5	22.0
Net cash payments	(18.8)	-	(8.1)	(26.9)
Non-cash charges	-	(0.7)	-	(0.7)
Reclassification	-	-	(5.3)	(5.3)
Net restructuring liability, June 30, 2024	$28.1	$-	$4.1	$32.2

Other Restructuring Activities

During 2024, the Company incurred restructuring charges of $10.6 million ($8.0 million after tax) related to an immaterial restructuring plan approved in the second quarter.

The restructuring liability balance for all other restructuring plans excluding the Combined Program was $9.0 million as of the end of the second quarter.

One Ecolab

On July 30, 2024, the Company announced the One Ecolab initiative, which will enhance its growth and margin expansion journey. As a program within this initiative, the Company also announced that it commenced a restructuring plan to leverage its digital technologies to realign the functional work done in many countries into global centers of excellence. The Company anticipates restructuring costs of $175 million ($136 million after tax) and special charges of $50 million ($39 million after tax) by the end of 2027. The Company anticipates that the restructuring costs will primarily be cash expenditures for severance costs relating to team reorganization.

Sale of global surgical solutions business

On April 27, 2024, the Company reached a definitive agreement to sell its global surgical solutions business. The Company recorded charges of $7.3 million ($3.1 million gain after tax) and $13.3 million ($1.4 million after tax) in the second quarter and first six months of 2024, respectively, which are primarily related to professional fees to support the sale. The tax benefit is driven by a reduction to the Company’s valuation allowance on capital loss carryforwards.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $2.3 million ($1.7 million after tax) and $3.5 million ($2.7 million after tax) in the second quarter of 2024 and 2023, respectively. Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $4.8 million ($3.6 million after tax) and $8.5 million ($6.4 million after tax) in the first six months of 2024 and 2023, respectively.

Further information related to the Company’s acquisitions is included in Note 4.

Other operating activities

Other special (gains) and charges of ($4.3 million) ($3.1 million gain after tax) and $3.8 million ($2.8 million after tax) recorded in the second quarter of 2024 and 2023, respectively, and ($2.7 million) ($2.2 million gain after tax) and $10.7 million ($8.2 million after tax) recorded in the first six months of 2024 and 2023, respectively, related primarily to recoveries of COVID era credits, professional fees and certain legal charges, which are recorded in special (gains) and charges on the Consolidated Statements of Income.

4. ACQUISITIONS

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

In May 2023, the Company acquired Chemlink Laboratories LLC, a U.S.-based producer of small format cleaning solutions. The Company made two other immaterial acquisitions during the second quarter of 2023. All three acquisitions became part of the Global Institutional & Specialty reporting segment. The purchase accounting for these acquisitions were finalized in the second quarter of 2024.

In May 2024, the Company completed an immaterial acquisition which became part of the Global Pest Elimination reporting segment.

The purchase accounting for this acquisition is preliminary and subject to change as the Company finalizes the valuation of intangible assets, income tax balances and working capital. The Company expects the goodwill arising from the acquisition to be tax deductible.

No acquisitions occurred during the first quarter of 2024 or 2023. The following table summarizes the acquisition date fair value of net assets acquired from the Company’s acquisitions during the second quarter of 2024 and 2023:

	June 30
(millions)	2024	2023
Net tangible assets (liabilities) acquired	$0.1	$9.4

Identifiable intangible assets
Customer relationships	11.0	35.7
Trademarks	1.8	-
Other technology	1.6	21.6
Total intangible assets	14.4	57.3

Goodwill	22.8	38.7
Total aggregate purchase price	37.3	105.4

Acquisition-related liabilities and contingent consideration	(2.0)	(4.8)
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration	$35.3	$100.6

During the first six months of 2024, the Company recorded adjustments associated with the finalization of the purchase accounting for its 2023 acquisitions. As a result of these purchase accounting adjustments, the Company made $3.5 million of acquisition-related payments, acquisition-related net liabilities decreased by $3.5 million, net tangible assets acquired decreased by $0.7 million, definite-lived intangible assets increased by $1.0 million, and goodwill decreased by $0.3 million.

The weighted average useful life of identifiable intangible assets acquired during the first six months of 2024 and 2023 were 9 years and 12 years, respectively.

5. BALANCE SHEETS INFORMATION

	June 30	December 31
(millions)	2024	2023
Accounts receivable, net
Accounts receivable	$3,010.5	$2,983.2
Allowance for expected credit losses and other accruals	(134.2)	(149.0)
Total	$2,876.3	$2,834.2

Inventories
Finished goods	$966.2	$911.4
Raw materials and parts	639.2	704.7
Inventories at FIFO cost	1,605.4	1,616.1
FIFO cost to LIFO cost difference	(99.5)	(118.9)
Total	$1,505.9	$1,497.2

Other current assets
Prepaid assets	$144.0	$143.9
Taxes receivable	166.1	186.9
Derivative assets	6.1	3.3
Other	104.3	59.1
Total	$420.5	$393.2

Property, plant and equipment, net
Land	$151.5	$155.6
Buildings and leasehold improvements	1,138.1	1,171.0
Machinery and equipment	2,132.0	2,113.8
Merchandising and customer equipment	2,813.8	2,758.4
Capitalized software	1,016.5	985.9
Construction in progress	464.4	470.1
	7,716.3	7,654.8
Accumulated depreciation	(4,299.4)	(4,180.2)
Total	$3,416.9	$3,474.6

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,204.4	3,385.1
Patents	503.4	503.6
Trademarks	370.1	406.5
Other technologies	524.1	551.2
	4,602.0	4,846.4
Accumulated amortization
Customer relationships	(1,737.1)	(1,805.0)
Patents	(330.0)	(319.4)
Trademarks	(221.1)	(238.0)
Other technologies	(209.8)	(220.5)
	(2,498.0)	(2,582.9)
Net intangible assets subject to amortization	2,104.0	2,263.5
Total	$3,334.0	$3,493.5

Other assets
Deferred income taxes	$121.3	$119.3
Pension	124.1	118.4
Derivative asset	32.8	23.6
Other	285.5	271.4
Total	$563.7	$532.7

	June 30	December 31
(millions)	2024	2023
Other current liabilities
Discounts and rebates	$446.4	$438.8
Dividends payable	162.2	162.7
Interest payable	71.4	68.5
Taxes payable, other than income	151.4	153.2
Derivative liability	3.2	3.7
Restructuring	38.5	48.9
Contract liability	106.1	110.9
Operating lease liabilities	132.0	126.1
Other	299.6	222.1
Total	$1,410.8	$1,334.9

Accumulated other comprehensive income (loss)
Unrealized (loss) gain on derivative financial instruments, net of tax	$3.2	($4.1)
Unrecognized pension and postretirement benefit expense, net of tax	(532.6)	(534.7)
Cumulative translation, net of tax	(1,370.0)	(1,311.6)
Total	($1,899.4)	($1,850.4)

6. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of June 30, 2024 and December 31, 2023.

	June 30	December 31
(millions)	2024	2023
Short-term debt
Notes payable	$3.5	$1.8
Long-term debt, current maturities	2.4	628.6
Total	$5.9	$630.4

Lines of Credit

As of June 30, 2024, the Company has a $2.0 billion multi-year revolving credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either June 30, 2024 or December 31, 2023.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. and Euro commercial paper programs as of June 30, 2024 or December 31, 2023.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of June 30, 2024 and December 31, 2023, the Company had $3.5 million and $1.8 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of June 30, 2024 and December 31, 2023.

	Maturity	June 30	December 31
(millions)	by Year	2024	2023

Long-term debt
Public notes (2024 principal amount)
Seven year 2016 senior notes (€575 million)	2024	$-	$625.9
Ten year 2015 senior notes (€575 million)	2025	623.1	625.1
Ten year 2016 senior notes ($750 million)	2026	728.5	728.2
Ten year 2017 senior notes ($500 million)	2027	445.6	448.3
Six Year 2021 senior notes ($500 million)	2027	497.8	497.4
Five Year 2022 senior notes ($500 million)	2028	494.9	494.2
Ten year 2020 senior notes ($698 million)	2030	652.5	662.7
Ten year 2020 senior notes ($600 million)	2031	556.6	561.0
Eleven year 2021 senior notes ($650 million)	2032	645.5	645.2
Thirty year 2011 senior notes ($389 million)	2041	384.9	384.7
Thirty year 2016 senior notes ($200 million)	2046	197.4	197.4
Thirty year 2017 senior notes ($484 million)	2047	427.5	426.8
Thirty year 2020 senior notes ($500 million)	2050	491.2	491.1
Thirty year 2021 senior notes ($850 million)	2051	839.5	839.3
Thirty-four year 2021 senior notes ($685 million)	2055	540.2	539.2
Finance lease obligations and other		16.0	13.5
Total debt		7,541.2	8,180.0
Long-term debt, current maturities		(2.4)	(628.6)
Total long-term debt		$7,538.8	$7,551.4

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

Covenants

The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of June 30, 2024.

Net Interest Expense

Interest expense and interest income recognized during the second quarter and first six months of 2024 and 2023 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2024	2023	2024	2023
Interest expense	$80.2	$82.7	$174.7	$162.8
Interest income	(1.4)	(4.9)	(24.3)	(10.8)
Interest expense, net	$78.8	$77.8	$150.4	$152.0

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

During the second quarter of 2024, the Company completed its annual goodwill impairment assessment for its reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. The global surgical solutions business that is held for sale was assessed separately for impairment as a disposal group. The Company’s goodwill impairment assessments for 2024 indicated the estimated fair values of each of these eight reporting units and the disposal group exceeded the carrying amounts of the respective reporting unit by a significant margin. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the second quarter ended June 30, 2024 were as follows:

		Global	Global	Global
	Global	Institutional	Healthcare &	Pest
(millions)	Industrial	& Specialty	Life Sciences	Elimination	Other	Total
December 31, 2023	$4,140.6	$610.0	$3,158.4	$-	$239.2	$8,148.2
Segment changes (a)	102.9	-	-	136.3	(239.2)	-
December 31, 2023 recast	4,243.5	610.0	3,158.4	136.3	-	8,148.2
Current year business combinations	-	-	-	22.8	-	22.8
Prior year business combinations (b)	(0.3)	-	-	-	-	(0.3)
Transferred to held for sale	-	-	(305.0)	-	-	(305.0)
Effect of foreign currency translation	(38.8)	(0.4)	(4.5)	(0.1)	-	(43.8)
June 30, 2024	$4,204.4	$609.6	$2,848.9	$159.0	$-	$7,821.9

(a)	Relates to reclassifications made to reportable segments in the current year. Effective January 1, 2024, the Company’s former Textile Care and Colloidal Technologies Group (“CTG”) operating segments are now part of the Water operating segment which continues to remain in the Global Industrial reportable segment. Additionally, the Pest Elimination operating segment, formerly aggregated with the Textile Care and CTG operating segments within Other, is now reported as the stand-alone Global Pest Elimination reportable segment. After these changes, the Company has eight operating segments aligned with eight reporting units. Refer to Note 16 for further information.
(b)	Represents purchase accounting adjustments associated with 2023 acquisitions.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. During the second quarter of 2024, the Company completed its annual impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. The Company’s Nalco trade name impairment assessment for 2024 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technologies primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the second quarter of 2024 and 2023 was $75.1 million and $76.8 million, respectively, and during the first six months of 2024 and 2023 was $152.9 million and $152.4 million, respectively. Amortization expense related to intangible assets for the remaining six-month period of 2024 is expected to be approximately $151 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	June 30, 2024
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$27.6	$-	$27.6	$-
Cross-currency swap derivative contracts	42.1	-	42.1	-

Liabilities
Foreign currency forward contracts	24.6	-	24.6	-
Interest rate swap agreements	163.4	-	163.4	-
Cross-currency swap derivative contracts	21.2	-	21.2	-

	December 31, 2023
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$26.6	$-	$26.6	$-
Cross-currency swap derivative contracts	29.1	-	29.1	-

Liabilities
Foreign currency forward contracts	27.0	-	27.0	-
Interest rate swap agreements	146.5	-	146.5	-
Cross-currency swap derivative contracts	24.9	-	24.9	-

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and classified within Level 2. The carrying value of interest rate swap agreements is at fair value, which is determined based on current forward interest rates as of the balance sheet date and are classified within Level 2. The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Euro and the U.S. dollar and CNH (CNH is the Chinese Yuan traded in the offshore market). The carrying value of the cross-currency swap derivative contracts is at fair value, which is determined based on the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs as of the balance sheet date and are classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives is within Note 9.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$7,541.2	$6,660.2	$8,180.0	$7,552.5

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	June 30	December 31	June 30	December 31
(millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments
Foreign currency forward contracts	$10.9	$6.7	$3.3	$5.2
Interest rate swap agreements	-	-	163.4	146.5
Cross-currency swap derivative contracts	42.1	29.1	21.2	24.9

Derivatives not designated as hedging instruments
Foreign currency forward contracts	16.7	19.9	21.3	21.8
Gross value of derivatives	69.7	55.7	209.2	198.4

Gross amounts offset in the Consolidated Balance Sheets	(30.8)	(28.8)	(30.8)	(28.8)
Net value of derivatives	$38.9	$26.9	$178.4	$169.6

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	June 30	December 31
(millions)	2024	2023

Foreign currency forward contracts	$4,050	$3,745
Interest rate swap agreements	1,500	1,500
Cross-currency swap derivative contracts	1,291	998

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

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	Second Quarter Ended		Second Quarter Ended
Line item in which the hedged item is included	June 30		June 30
(millions)	2024	2023	2024	2023
Long-term debt	$1,336.4	$1,317.9	($166.0)	($184.5)

Net Investment Hedges

The Company designates its outstanding €575 million ($624 million at the end of the second quarter of 2024) senior notes (“Euronotes”) and related accrued interest as a hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

In May of 2024, the Company entered into a cross-currency swap derivative contract with a notional amount of €300 million maturing in 2032. In aggregate, the Company maintains a series of Euro cross-currency swap derivative contracts maturing in 2026 and 2032. These cross-currency swap derivative contracts are designated as net investment hedge of the Company’s Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of June 30, 2024, the Company had €925 million ($991 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

During 2023, the Company entered into CNH cross-currency swap derivative contracts with a notional amount of CNH 1,094 million and CNH 1,098 million, respectively, both maturing in 2032. The cross-currency swap derivative contracts are designated as net investment hedges of its Chinese Yuan (“CNY”) denominated exposures from the Company’s investments in certain CNY denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in USD for fixed-rate payments in CNH. As of June 30, 2024, the Company had in aggregate, CNH 2,192 million ($300 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The interest income or expense from these swaps is recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2024	2023	2024	2023
Revaluation gain (loss), net of tax:
Euronotes	($1.9)	($9.8)	$0.6	($24.9)
Cross-currency swap derivative contracts	5.2	(14.0)	11.6	(15.6)
Total revaluation gain (loss), net of tax	$3.3	($23.8)	$12.2	($40.5)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	Second Quarter Ended
	June 30
	2024			2023
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$1.2	$1.3	$-	$2.8	($4.4)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	2.1
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(0.4)	-	-	(0.4)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	(5.4)	-	-	(3.5)	-
Total gain (loss) of all derivative instruments	$1.2	($4.1)	($0.4)	$2.8	($7.9)	$1.7

	Six Months Ended
	June 30
	2024			2023
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$1.2	$2.0	$-	$8.1	($10.4)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	4.1
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(0.9)	-	-	(0.9)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	(5.0)	-	-	(28.1)	-
Total gain (loss) of all derivative instruments	$1.2	($3.0)	($0.9)	$8.1	($38.5)	$3.2

Subsequent Event

In July 2024, the Company entered into cross-currency swap derivative contracts with notional amounts of €200 million, €100 million and €100 million maturing in 2028, 2028 and 2026, respectively. These cross-currency swap derivative contracts are designated as net investment hedges of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2024	2023	2024	2023
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative and hedging instruments
Amount recognized in AOCI	$4.8	($1.6)	$11.4	($6.7)
(Gain) loss reclassified from AOCI into income
COS	(1.2)	(2.8)	(1.2)	(8.1)
SG&A	(1.3)	4.4	(2.0)	10.4
Interest (income) expense, net	0.4	(1.7)	0.9	(3.2)
	(2.1)	(0.1)	(2.3)	(0.9)
Other activity	-	1.1	-	1.2
Tax impact	(0.5)	(0.9)	(1.8)	0.2
Net of tax	$2.2	($1.5)	$7.3	($6.2)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Settlement charge	$-	$-	$0.4	$0.6
Amortization of losses and prior period service credits, net	2.3	0.9	4.0	2.5
	2.3	0.9	4.4	3.1
Other activity	(1.1)	(4.5)	(0.2)	(6.1)
Tax impact	(1.3)	(0.7)	(2.0)	(1.1)
Net of tax	($0.1)	($4.3)	$2.2	($4.1)

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	($1.6)	($0.1)	($1.7)	($0.7)

Pension and postretirement benefits amortization of losses and prior period service credits, net and settlement charges, reclassified from AOCI into income, net of tax	(0.1)	(4.3)	2.2	(4.1)

11. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015 and November 2022, the Company’s Board of Directors authorized the repurchase of up to 20,000,000 and 10,000,000, respectively, additional shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of June 30, 2024, 10,720,395 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first six months of 2024, the Company reacquired 2,285,183 shares of its common stock, of which 2,196,702 related to share repurchases through open market and 88,481 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share)	2024	2023	2024	2023

Net income attributable to Ecolab	$490.9	$329.7	$903.0	$563.1

Weighted-average common shares outstanding
Basic	284.6	284.9	285.2	284.8
Effect of dilutive stock options and units	2.4	1.4	2.2	1.3
Diluted	287.0	286.3	287.4	286.1

Earnings attributable to Ecolab per common share
Basic EPS	$1.72	$1.16	$3.17	$1.98
Diluted EPS	$1.71	$1.15	$3.14	$1.97

Anti-dilutive securities excluded from the computation of diluted EPS	-	2.6	1.5	3.8

Amounts do not necessarily sum due to rounding.

13. INCOME TAXES

The Company’s tax rate was 16.2% and 20.6% for the second quarter of 2024 and 2023, respectively, and 13.1% and 19.5% for the first six months of 2024 and 2023, respectively. The change in the Company’s tax rate for the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 3.

The Company recognized net tax benefits related to discrete tax items of $10.3 million and $58.5 million in the second quarter and first six months of 2024, respectively. This included a tax benefit of $41.9 million in the first six months of 2024 associated with transferring certain intangible property between affiliates and $3.7 million and $12.3 million in the second quarter and first six months of 2024, respectively, associated with share-based compensation excess tax benefits. The remaining net benefit of $6.6 million and $4.3 million in the second quarter and first six months of 2024, respectively, is from other income tax adjustments including the impact of changes in tax laws, audit settlements, unrecognized tax benefits and other changes in estimates.

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

14. PENSION AND POSTRETIREMENT PLANS

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

The components of net periodic pension and postretirement health care benefit expense for the second quarter ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2024	2023	2024	2023	2024	2023
Service cost	$11.6	$10.6	$4.9	$5.4	$0.1	$0.1
Interest cost on benefit obligation	21.8	22.0	12.2	11.6	1.3	1.4
Expected return on plan assets	(37.7)	(36.3)	(12.5)	(14.0)	-	-
Recognition of net actuarial loss (gain)	1.5	-	2.8	3.3	(0.8)	(0.8)
Amortization of prior service benefit	(1.1)	(1.5)	(0.1)	(0.1)	-	-
Total expense (benefit)	($3.9)	($5.2)	$7.3	$6.2	$0.6	$0.7

The components of net periodic pension and postretirement health care benefit expense for the six months ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2024	2023	2024	2023	2024	2023
Service cost	$23.2	$20.8	$9.8	$10.8	$0.2	$0.2
Interest cost on benefit obligation	43.6	44.0	24.6	23.0	2.6	2.8
Expected return on plan assets	(75.4)	(72.6)	(25.0)	(27.8)	-	-
Recognition of net actuarial loss (gain)	3.0	-	5.0	6.8	(1.6)	(1.6)
Amortization of prior service benefit	(2.2)	(2.5)	(0.2)	(0.2)	-	-
Curtailments and settlements	0.4	0.7	-	-	-	(0.1)
Total expense (benefit)	($7.4)	($9.6)	$14.2	$12.6	$1.2	$1.3

Service cost is included as employee compensation cost in either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of June 30, 2024, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first six months of 2024, the Company made contributions of $4 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $5 million to such plans during the remainder of 2024.

During the first six months of 2024, the Company made contributions of $21 million to its international pension plans and estimates it will contribute an additional $24 million to such plans during the remainder of 2024.

During the first six months of 2024, the Company made contributions of $6 million to its U.S. postretirement health care plans and estimates it will contribute an additional $5 million to such plans during the remainder of 2024.

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

The Company’s operating lease revenue was as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2024	2023	2024	2023
Operating lease revenue*	$131.6	$128.7	$264.8	$255.1

*Includes immaterial variable lease revenue

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. The Corporate segment includes sales to ChampionX under the transitional supply agreement entered into as part of the ChampionX Separation. For more information about the Company’s reportable segments, refer to Note 16.

Net sales at public exchange rates by reportable segment are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2024	2023	2024	2023
Global Industrial
Product and sold equipment	$1,702.7	$1,683.1	$3,315.2	$3,275.4
Service and lease equipment	233.8	226.4	460.5	443.2
Global Institutional & Specialty
Product and sold equipment	1,109.9	1,047.2	2,131.3	1,968.0
Service and lease equipment	254.0	225.0	499.3	433.0
Global Healthcare & Life Sciences
Product and sold equipment	360.5	363.9	713.1	716.5
Service and lease equipment	29.2	26.9	56.5	54.0
Global Pest Elimination
Product and sold equipment	-	-	-	-
Service and lease equipment	295.7	269.0	561.8	512.4
Corporate
Product and sold equipment	-	10.6	-	21.2
Service and lease equipment	-	-	-	-
Total
Total product and sold equipment	$3,173.1	$3,104.8	$6,159.6	$5,981.1
Total service and lease equipment	$812.7	$747.3	$1,578.1	$1,442.6

Net sales at public exchange rates by geographic region for the second quarter ended June 30 are as follows:

	Global		Global Institutional		Global Healthcare		Global Pest
	Industrial		& Specialty		& Life Sciences		Elimination		Corporate
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023

United States	$830.3	$806.0	$960.9	$879.8	$147.6	$154.6	$206.8	$185.9	$-	$9.6
Europe	410.6	414.3	179.3	174.7	187.0	186.2	46.4	42.8	-	0.7
Asia Pacific	230.8	238.9	59.5	58.4	26.5	22.5	8.0	7.2	-	0.1
Latin America	197.6	182.9	46.8	47.6	5.9	6.6	15.0	14.2	-	0.2
Greater China	100.5	104.4	40.5	40.5	13.8	12.9	14.9	14.5	-	-
India, Middle East and Africa	112.3	107.8	17.8	17.2	7.1	6.4	1.7	1.7	-	-
Canada	54.4	55.2	59.1	54.0	1.8	1.6	2.9	2.7	-	-
Total	$1,936.5	$1,909.5	$1,363.9	$1,272.2	$389.7	$390.8	$295.7	$269.0	$-	$10.6

Net sales at public exchange rates by geographic region for the six months ended June 30 are as follows:

	Global		Global Institutional		Global Healthcare		Global Pest
	Industrial		& Specialty		& Life Sciences		Elimination		Corporate
(millions)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023

United States	$1,624.1	$1,599.0	$1,844.1	$1,665.8	$297.4	$317.1	$388.5	$351.8	$-	$19.2
Europe	785.2	791.7	339.8	321.2	371.5	360.6	89.6	81.5	-	1.4
Asia Pacific	461.5	467.3	118.8	115.2	49.9	42.1	15.6	14.1	-	0.1
Latin America	387.2	341.1	96.7	88.9	11.4	12.3	29.5	27.8	-	0.5
Greater China	198.2	201.3	85.2	76.1	23.2	23.7	29.6	28.5	-	-
India, Middle East and Africa	211.5	212.2	33.3	31.9	12.5	11.7	3.4	3.6	-	-
Canada	108.0	106.0	112.7	101.9	3.7	3.0	5.6	5.1	-	-
Total	$3,775.7	$3,718.6	$2,630.6	$2,401.0	$769.6	$770.5	$561.8	$512.4	$-	$21.2

Net sales by geographic region were determined based on origin of sale. The United States made up 54% and 53% of total revenues during the six months ended June 30, 2024 and 2023, respectively.

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

The Company’s allowance for expected return of products shipped and credits related to pricing or quantities shipped was $61.0 million and $71.7 million as of June 30, 2024 and December 31, 2023, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

	Six Months Ended
	June 30
(millions)	2024	2023

Beginning balance	$77.3	$71.9
Bad debt expense	23.6	32.5
Write-offs	(24.3)	(18.6)
Other (a)	(0.4)	(2.0)
Transferred to held for sale	(3.0)	-
Ending balance	$73.2	$83.8

(a)	Other amounts are primarily the effects of changes in currency translations.

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

The following table summarizes the contract liability activity:

	Six Months Ended
	June 30
(millions)	2024	2023

Contract liability as of beginning of the year	$110.9	$116.5

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(110.9)	(116.5)

Increases due to billings excluding amounts recognized as revenue during the period ended	106.1	107.4

Contract liability as of end of period	$106.1	$107.4

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

The impact of the preceding changes on previously reported full year 2023 reportable segment net sales and operating income is summarized as follows:

	December 31, 2023

	2023 Reported		Fixed	2023 Reported
	Valued at 2023		Currency	Valued at 2024
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$7,193.1	$407.3	$40.1	$7,640.5
Global Institutional & Specialty	4,994.0	-	20.6	5,014.6
Global Healthcare & Life Sciences	1,576.9	-	30.6	1,607.5
Global Pest Elimination	-	1,061.5	8.7	1,070.2
Other	1,442.3	(1,442.3)	-	-
Corporate	69.1	(26.5)	0.1	42.7
Subtotal at fixed currency rates	15,275.4	-	100.1	15,375.5
Effect of foreign currency translation	44.8		(100.1)	(55.3)
Consolidated reported GAAP net sales	$15,320.2	$-	$-	$15,320.2

Operating Income
Global Industrial	$1,080.7	$39.0	$2.3	$1,122.0
Global Institutional & Specialty	823.0	14.9	3.9	841.8
Global Healthcare & Life Sciences	160.0	(6.7)	7.5	160.8
Global Pest Elimination	-	209.0	1.4	210.4
Other	255.0	(255.0)	-	-
Corporate	(331.7)	(1.2)	0.1	(332.8)
Subtotal at fixed currency rates	1,987.0	-	15.2	2,002.2
Effect of foreign currency translation	5.3	-	(15.2)	(9.9)
Consolidated reported GAAP operating income	$1,992.3	$-	$-	$1,992.3

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2024	2023	2024	2023
Net Sales
Global Industrial	$1,956.0	$1,906.4	$3,797.7	$3,714.6
Global Institutional & Specialty	1,372.7	1,273.7	2,643.0	2,404.9
Global Healthcare & Life Sciences	395.0	395.3	777.9	781.4
Global Pest Elimination	297.1	269.7	563.9	514.3
Corporate	-	10.6	-	21.3
Subtotal at fixed currency rates	4,020.8	3,855.7	7,782.5	7,436.5
Effect of foreign currency translation	(35.0)	(3.6)	(44.8)	(12.8)
Consolidated reported GAAP net sales	$3,985.8	$3,852.1	$7,737.7	$7,423.7

Operating Income
Global Industrial	$311.9	$264.9	$576.9	$484.7
Global Institutional & Specialty	320.7	213.4	568.7	343.5
Global Healthcare & Life Sciences	33.7	33.2	70.7	68.6
Global Pest Elimination	62.2	52.4	111.0	96.9
Corporate	(62.8)	(79.3)	(142.6)	(156.7)
Subtotal at fixed currency rates	665.7	484.6	1,184.7	837.0
Effect of foreign currency translation	(8.8)	0.1	(9.9)	(0.7)
Consolidated reported GAAP operating income	$656.9	$484.7	$1,174.8	$836.3

The profitability of the Company’s operating segments is evaluated by management based on operating income.

Consistent with the Company’s internal management reporting, Corporate amounts in the table above include sales to ChampionX in accordance with the transitional supply agreement entered into with the Transaction, as discussed in Note 15. Corporate also includes intangible asset amortization specifically from the Nalco and Purolite acquisitions and special (gains) and charges, as discussed in Note 3, that are not allocated to the Company’s reportable segments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of June 30, 2024, and the related consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2024 and 2023 and the consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2024

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

OVERVIEW OF THE SECOND QUARTER ENDED JUNE 30, 2024

Sales Performance

When comparing second quarter 2024 against second quarter 2023, sales performance was as follows:

●	Reported net sales increased 3% to $3,985.8 million and organic sales increased 4%.
●	Organic sales for our Global Industrial segment increased 2% to $1,934.9 million driven by accelerating Water sales growth.
●	Organic sales for our Global Institutional & Specialty segment increased 7% to $1,358.8 million as the segment lapped last year’s double-digit growth.
●	Organic sales for our Global Healthcare & Life Sciences segment were stable at $395.0 million as better growth in Life Sciences offset modestly lower Healthcare sales.
●	Organic sales for Global Pest Elimination increased 9% to $295.0 million.

Financial Performance

When comparing second quarter 2024 against second quarter 2023, our financial performance was as follows:

●	Reported operating income increased 36% to $656.9 million. Organic operating income increased 32%.
●	Net income attributable to Ecolab increased 49% to $490.9 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2024 and 2023 reported results, our adjusted net income attributable to Ecolab increased 35%.
●	Reported diluted EPS increased 49% to $1.71. Excluding the impact of special (gains) and charges and discrete tax items from both 2024 and 2023 reported results, adjusted diluted EPS increased 35% to $1.68 in the second quarter of 2024.
●	Our reported tax rate was 16.2% during the second quarter of 2024, compared to 20.6% during the second quarter of 2023. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2024 and 2023 results, our adjusted tax rate was 19.5% during the second quarter of 2024, compared to 19.9% during the second quarter of 2023.

RESULTS OF OPERATIONS

Net Sales

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2024	2023	Change	2024	2023	Change
Product and equipment sales	$3,173.1	$3,104.8		$6,159.6	$5,981.1
Service and lease sales	812.7	747.3		1,578.1	1,442.6
Reported GAAP net sales	3,985.8	3,852.1	3%	7,737.7	7,423.7	4%
Effect of foreign currency translation	35.0	3.6		44.8	12.8
Non-GAAP fixed currency sales	4,020.8	3,855.7	4%	7,782.5	7,436.5	5%
Effect of acquisitions and divestitures	(37.1)	(16.7)		(81.2)	(40.7)
Non-GAAP organic sales	$3,983.7	$3,839.0	4%	$7,701.3	$7,395.8	4%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2024 sales change are shown below:

	Second Quarter Ended	Six Months Ended
	June 30	June 30
(percent)	2024	2024
Volume	1%	1%
Pricing	3	3
Organic sales change	4	4
Acquisitions and divestitures	1	1
Fixed currency sales change	4	5
Foreign currency translation	(1)	-
Reported GAAP net sales change	3%	4%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Second Quarter Ended				Six Months Ended
	June 30				June 30
	2024		2023		2024		2023
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,770.6		$1,895.3		$3,449.8		$3,693.6
Service and lease cost of sales	470.4		439.5		919.3		846.4
Reported GAAP COS and gross margin	2,241.0	43.8%	2,334.8	39.4%	4,369.1	43.5%	4,540.0	38.8%
Special (gains) and charges	0.7		8.1		2.3		11.3
Non-GAAP adjusted COS and gross margin	$2,240.3	43.8%	$2,326.7	39.6%	$4,366.8	43.6%	$4,528.7	39.0%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 43.8% and 39.4% for the second quarter of 2024 and 2023, respectively. Our reported gross margin was 43.5% and 38.8% for the first six months of 2024 and 2023, respectively. Special (gains) and charges included in items impacting cost of sales are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges within COS, second quarter 2024 and 2023 adjusted gross margin was 43.8% and 39.6%, respectively, and for the first six months of 2024 and 2023 was 43.6% and 39.0%, respectively.

Our adjusted gross margin increased when comparing the second quarter of 2024 against the second quarter of 2023 reflecting lower supply chain costs and strong pricing.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 27.0% and 27.8% for the second quarter and first six months of 2024, respectively, compared to 26.3% and 27.0% for the second quarter and first six months of 2023, respectively. The SG&A ratio to sales in the second quarter of 2024 increased as sales productivity was offset by growth-oriented investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2024	2023	2024	2023
Cost of sales
Restructuring activities	$0.7	$8.1	$2.3	$11.3
Cost of sales subtotal	0.7	8.1	2.3	11.3

Special (gains) and charges
Restructuring activities	6.9	13.7	25.0	26.3
Sale of global surgical solutions business	7.3	-	13.3	-
Acquisition and integration activities	2.3	3.5	4.8	8.5
Other	(4.3)	3.8	(2.7)	10.7
Special (gains) and charges subtotal	12.2	21.0	40.4	45.5

Total special (gains) and charges	$12.9	$29.1	$42.7	$56.8

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

Combined Program

In November 2022, we approved a Europe cost savings program. In February 2023, we expanded our previously announced Europe cost savings program to focus on its Institutional and Healthcare businesses in other regions. In connection with the expanded program (“the Combined Program”), we expect to incur total pre-tax charges of $195 million ($150 million after tax) or $0.52 per diluted share. We expect that these restructuring charges will be substantially completed by the end of 2024. Program actions include headcount reductions from terminations, not filling certain open positions, and facility closures. The Combined Program charges are expected to be primarily cash expenditures related to severance and asset disposals.

In anticipation of this Combined Program, a limited number of actions were taken in the fourth quarter of 2022. As a result, we reclassified $19.3 million ($14.5 million after tax) or $0.05 per diluted share from other restructuring to the Combined Program in the first quarter of 2023.

During the second quarter of 2024 and 2023, we recorded total Combined Program restructuring charges of $2.3 million ($1.4 million after tax) or $0.01 per diluted share and $19.7 million ($16.2 million after tax) or $0.06 per diluted share, respectively, and during the first six months of 2024 and 2023, recorded $22.0 million ($17.2 million after tax) or $0.06 per diluted share and $33.1 million ($26.4 million after tax) or $0.09 per diluted share, respectively, primarily related to severance. We recorded $180.9 million ($150.1 million after tax), or $0.52 per diluted share of cumulative charges under the Combined Plan.

We reclassified $5.3 million ($4.0 million after tax) or $0.01 per diluted share from the combined restructuring program to other restructuring in the second quarter of 2024.

The net liability related to the Combined Program was $32.2 million and $43.1 million as of June 30, 2024 and December 31, 2023, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

The Combined Program has delivered $159 million of cumulative cost savings with estimated annualized cost savings of $175 million in continuing operations by 2024.

Other Restructuring Activities

During 2024, we incurred restructuring charges of $10.6 million ($8.0 million after tax) or $0.03 per diluted share related to an immaterial restructuring plan approved in the second quarter.

The restructuring liability balance for all other restructuring plans excluding the Combined Program was $9.0 million as of the end of the second quarter.

One Ecolab

On July 30, 2024, we announced the One Ecolab initiative, which will enhance our growth and margin expansion journey. As a program within this initiative, we also announced that we commenced a restructuring plan to leverage our digital technologies to realign the functional work done in many countries into global centers of excellence. We anticipate restructuring costs of $175 million ($136 million after tax) and special charges of $50 million ($39 million after tax) by the end of 2027. We anticipate that the restructuring costs will primarily be cash expenditures for severance costs relating to team reorganization.

We expect total program savings of approximately $140 million by 2027. Actual costs may vary from these estimates depending on actions taken.

Sale of global surgical solutions business

On April 27, 2024, we reached a definitive agreement to sell our global surgical solutions business. We recorded charges of $7.3 million ($3.1 million gain after tax) or ($0.01) per diluted share and $13.3 million ($1.4 million after tax) or $0.01 per diluted share in the second quarter and first six months of 2024, respectively, which are primarily related to professional fees to support the sale. The tax benefit is driven by a reduction to our valuation allowance on capital loss carryforwards.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $2.3 million ($1.7 million after tax) or less than $0.01 per diluted share and $3.5 million ($2.7 million after tax) or $0.01 per diluted share in the second quarter of 2024 and 2023, respectively, and $4.8 million ($3.6 million after tax) or $0.01 per diluted share and $8.5 million ($6.4 million after tax) or $0.02 per diluted share in the first six months of 2024 and 2023, respectively.

Other operating activities

Other special charges recorded in special (gains) and charges on the Consolidated Statements of Income in the second quarter of 2024 and 2023 were ($4.3 million) ($3.1 million gain after tax) or ($0.01) per diluted share and $3.8 million ($2.8 million after tax) or $0.01 per diluted share, respectively, and in the first six months of 2024 and 2023 were ($2.7 million) ($2.2 million gain after tax) or ($0.01) per diluted share and $10.7 million ($8.2 million after tax) or $0.03 per diluted share, respectively, primarily related to recoveries of COVID era credits, professional fees and certain legal charges.

Operating Income and Operating Income Margin

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2024	2023		2024	2023
Reported GAAP operating income	$656.9	$484.7	36%	$1,174.8	$836.3	40%
Special (gains) and charges	12.9	29.1		42.7	56.8
Non-GAAP adjusted operating income	669.8	513.8	30%	1,217.5	893.1	36%
Effect of foreign currency translation	8.7	(0.1)		9.9	0.7
Non-GAAP adjusted fixed currency operating income	678.5	513.7	32%	1,227.4	893.8	37%
Effect of acquisitions and divestitures	(1.5)	(0.9)		(2.4)	(1.4)
Non-GAAP organic operating income	$677.0	$512.8	32%	$1,225.0	$892.4	37%

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(percent)	2024	2023		2024	2023
Reported GAAP operating income margin	16.5%	12.6%		15.2%	11.3%
Non-GAAP adjusted operating income margin	16.8%	13.3%		15.7%	12.0%
Non-GAAP adjusted fixed currency operating income margin	16.9%	13.3%		15.8%	12.0%
Non-GAAP organic operating income margin	17.0%	13.4%		15.9%	12.1%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 36% and 40% in the second quarter and first six months of 2024, respectively, versus the comparable periods of 2023. Our reported operating income for 2024 and 2023 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2024 and 2023 reported results, our adjusted operating income increased 30% and 36% in the second quarter and first six months of 2024, respectively.

As shown in the previous table, foreign currency had a 2 and 1 percentage point impact on adjusted operating income growth for the second quarter and first six months of 2024, respectively. Foreign currency had a 2 and 3 percentage point impact on adjusted operating income growth for the second quarter and first six months of 2023, respectively.

Other (Income) Expense

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2024	2023	Change	2024	2023	Change
Reported GAAP other (income) expense	($12.6)	($14.4)	(13)%	($25.2)	($27.5)	(8)%

Reported other (income) expense decreased to ($12.6) million from ($14.4) million in the second quarter of 2024 compared to the second quarter of 2023, respectively, and decreased to ($25.2) million from ($27.5) million in the first six months of 2024 compared to the first six months of 2023, respectively, driven by higher pension costs.

Interest Expense, Net

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2024	2023	Change	2024	2023	Change
Reported GAAP interest expense, net	$78.8	$77.8	1%	$150.4	$152.0	(1)%

Reported net interest expense was stable at $78.8 million and $77.8 million in the second quarter of 2024 and 2023, respectively, and $150.4 million and $152.0 million in the first six months of 2024 and 2023, respectively.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2024	2023	2024	2023
Reported GAAP tax rate	16.2%	20.6%	13.1%	19.5%
Tax rate impact of:
Special (gains) and charges	1.6	(0.1)	1.2	0.2
Discrete tax items	1.7	(0.6)	5.4	0.2
Non-GAAP adjusted tax rate	19.5%	19.9%	19.7%	19.9%

Our reported tax rate was 16.2% and 20.6% for the second quarter of 2024 and 2023, respectively, and 13.1% and 19.5% for the first six months of 2024 and 2023, respectively. The change in our tax rate for the second quarter and first six months of 2024 versus the comparable periods of 2023 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax benefits related to discrete tax items of $10.3 million and $58.5 million in the second quarter and first six months of 2024, respectively. This included a tax benefit of $41.9 million in the first six months of 2024, associated with transferring certain intangible property between affiliates and $3.7 million and $12.3 million in the second quarter and first six months of 2024, respectively, associated with share-based compensation excess tax benefits. The remaining net benefit of $6.6 million and $4.3 million in the second quarter and first six months of 2024, respectively, is from other income tax adjustments including the impact of changes in tax laws, audit settlements, unrecognized tax benefits and other changes in estimates.

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

Net Income Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2024	2023	Change	2024	2023	Change
Reported GAAP net income attributable to Ecolab	$490.9	$329.7	49%	$903.0	$563.1	60%
Adjustments:
Special (gains) and charges, after tax	0.9	23.3		24.0	44.4
Discrete tax net expense	(10.3)	2.8		(58.5)	(1.2)
Non-GAAP adjusted net income attributable to Ecolab	$481.5	$355.8	35%	$868.5	$606.3	43%

Diluted EPS

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(dollars)	2024	2023	Change	2024	2023	Change
Reported GAAP diluted EPS	$1.71	$1.15	49%	$3.14	$1.97	59%
Adjustments:
Special (gains) and charges, after tax	-	0.08		0.08	0.15
Discrete tax net expense	(0.03)	0.01		(0.20)	-
Non-GAAP adjusted diluted EPS	$1.68	$1.24	35%	$3.02	$2.12	42%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately ($0.04) and ($0.05) per share on diluted EPS for the second quarter and first six months of 2024, respectively, when compared to the comparable period of 2023.

SEGMENT PERFORMANCE

The non-U.S. dollar functional international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2024. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2023. Additional information about our reportable segments is included in Note 16.

Fixed currency net sales and operating income for the second quarter and first six months of 2024 for our reportable segments are shown in the following tables:

Net Sales	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2024	2023	Change	2024	2023	Change
Global Industrial	$1,956.0	$1,906.4	3%	$3,797.7	$3,714.6	2%
Global Institutional & Specialty	1,372.7	1,273.7	8	2,643.0	2,404.9	10
Global Healthcare & Life Sciences	395.0	395.3	0	777.9	781.4	0
Global Pest Elimination	297.1	269.7	10	563.9	514.3	10
Corporate	-	10.6	(100)	-	21.3	(100)
Subtotal at fixed currency	4,020.8	3,855.7	4	7,782.5	7,436.5	5
Effect of foreign currency translation	(35.0)	(3.6)		(44.8)	(12.8)
Consolidated reported GAAP net sales	$3,985.8	$3,852.1	3%	$7,737.7	$7,423.7	4%

Operating Income	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2024	2023	Change	2024	2023	Change
Global Industrial	$311.9	$264.9	18%	$576.9	$484.7	19%
Global Institutional & Specialty	320.7	213.4	50	568.7	343.5	66
Global Healthcare & Life Sciences	33.7	33.2	2	70.7	68.6	3
Global Pest Elimination	62.2	52.4	19	111.0	96.9	15
Corporate	(62.8)	(79.3)	(21)	(142.6)	(156.7)	(9)
Subtotal at fixed currency	665.7	484.6	37	1,184.7	837.0	42
Effect of foreign currency translation	(8.8)	0.1		(9.9)	(0.7)
Consolidated reported GAAP operating income	$656.9	$484.7	36%	$1,174.8	$836.3	40%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	Second Quarter Ended
	June 30
Net Sales	2024			2023
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$1,956.0	($21.1)	$1,934.9	$1,906.4	($6.1)	$1,900.3
Global Institutional & Specialty	1,372.7	(13.9)	1,358.8	1,273.7	-	1,273.7
Global Healthcare & Life Sciences	395.0	-	395.0	395.3	-	395.3
Global Pest Elimination	297.1	(2.1)	295.0	269.7	-	269.7
Corporate	-	-		10.6	(10.6)	-
Subtotal at fixed currency	4,020.8	(37.1)	3,983.7	3,855.7	(16.7)	3,839.0
Effect of foreign currency translation	(35.0)			(3.6)
Consolidated reported GAAP net sales	$3,985.8			$3,852.1

Operating Income	2024			2023
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$311.9	($1.1)	$310.8	$264.9	($0.5)	$264.4
Global Institutional & Specialty	320.7	(1.0)	319.7	213.4	-	213.4
Global Healthcare & Life Sciences	33.7	-	33.7	33.2	-	33.2
Global Pest Elimination	62.2	0.6	62.8	52.4	-	52.4
Corporate	(50.0)	-	(50.0)	(50.2)	(0.4)	(50.6)
Non-GAAP adjusted fixed currency operating income	678.5	(1.5)	677.0	513.7	(0.9)	512.8
Special (gains) and charges	12.8			29.1
Subtotal at fixed currency	665.7			484.6
Effect of foreign currency translation	(8.8)			0.1
Consolidated reported GAAP operating income	$656.9			$484.7

	Six Months Ended
	June 30
Net Sales	2024			2023
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$3,797.7	($47.2)	$3,750.5	$3,714.6	($19.4)	$3,695.2
Global Institutional & Specialty	2,643.0	(31.9)	2,611.1	2,404.9	-	2,404.9
Global Healthcare & Life Sciences	777.9	-	777.9	781.4	-	781.4
Global Pest Elimination	563.9	(2.1)	561.8	514.3	-	514.3
Corporate	-	-	-	21.3	(21.3)	-
Subtotal at fixed currency	7,782.5	(81.2)	7,701.3	7,436.5	(40.7)	7,395.8
Effect of foreign currency translation	(44.8)			(12.8)
Consolidated reported GAAP net sales	$7,737.7			$7,423.7

Operating Income	2024			2023
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$576.9	($1.1)	$575.8	$484.7	($0.7)	$484.0
Global Institutional & Specialty	568.7	(1.9)	566.8	343.5	-	343.5
Global Healthcare & Life Sciences	70.7	-	70.7	68.6	-	68.6
Global Pest Elimination	111.0	0.6	111.6	96.9	-	96.9
Corporate	(99.9)	-	(99.9)	(99.9)	(0.7)	(100.6)
Non-GAAP adjusted fixed currency operating income	1,227.4	(2.4)	1,225.0	893.8	(1.4)	892.4
Special (gains) and charges	42.7			56.8
Subtotal at fixed currency	1,184.7			837.0
Effect of foreign currency translation	(9.9)			(0.7)
Consolidated reported GAAP operating income	$1,174.8			$836.3

Unless otherwise noted, the following segment performance commentary compares the second quarter and first six months of 2024 against the second quarter and first six months of 2023.

Global Industrial

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Sales at fixed currency (millions)	$1,956.0	$1,906.4	$3,797.7	$3,714.6
Sales at public currency (millions)	1,936.5	1,909.5	3,775.7	3,718.6

Organic sales change	2%		1%
Acquisitions and divestitures	1%		1%
Fixed currency sales change	3%		2%
Foreign currency translation	(1)%		(1)%
Public currency sales change	1%		2%

Operating income at fixed currency (millions)	$311.9	$264.9	$576.9	$484.7
Operating income at public currency (millions)	306.7	266.6	572.1	487.9

Fixed currency operating income change	18%		19%
Fixed currency operating income margin	15.9%	13.9%	15.2%	13.0%
Organic operating income change	18%		19%
Organic operating income margin	16.1%	13.9%	15.4%	13.1%
Public currency operating income change	15%		17%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Industrial increased in the second quarter and first six months of 2024 driven by accelerating Water sales growth.

Water organic sales increased 4% and 3% in the second quarter and first six months of 2024, respectively, driven by strong growth in downstream and light water. Light water reported sales growth driven by strong high-tech (data centers and microelectronics) growth and good growth in the food & beverage, transportation, and institutional markets. Heavy industry recorded sales were stable as good growth in primary metals was offset by modestly lower power sales. Downstream industry reported sales growth reflecting good performance across all segments. Food & Beverage organic sales increased 0% and 1% in the second quarter and first six months of 2024, respectively, as good new business was offset by soft industry demand. Paper organic sales decreased 1% and 3% in the second quarter and first six months of 2024, respectively, reflecting new business wins that were offset by soft but stabilizing customer production rates.

Operating Income

Organic operating income and organic operating income margins both increased for Global Industrial in the second quarter and first six months of 2024, respectively.

Organic operating income margins increased 2.2 percentage points during the second quarter of 2024 as the 4.8 percentage point positive impact of lower delivered product costs and strong pricing overcame the 2.3 percentage point impact of investments in the business. Organic operating income margins increased 2.3 percentage points during the first six months of 2024 as the 3.9 percentage point positive impact of lower delivered product costs overcame the 2.1 percentage point impact of investments in the business.

Global Institutional & Specialty

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Sales at fixed currency (millions)	$1,372.7	$1,273.7	$2,643.0	$2,404.9
Sales at public currency (millions)	1,363.9	1,272.2	2,630.6	2,401.0

Organic sales change	7%		9%
Acquisitions and divestitures	1%		1%
Fixed currency sales change	8%		10%
Foreign currency translation	(1)%		-%
Public currency sales change	7%		10%

Operating income at fixed currency (millions)	$320.7	$213.4	$568.7	$343.5
Operating income at public currency (millions)	318.3	213.0	565.3	342.8

Fixed currency operating income change	50%		66%
Fixed currency operating income margin	23.4%	16.8%	21.5%	14.3%
Organic operating income change	50%		65%
Organic operating income margin	23.5%	16.8%	21.7%	14.3%
Public currency operating income change	49%		65%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Institutional & Specialty increased in the second quarter and first six months of 2024, with strong growth in both the Institutional and Specialty divisions.

At an operating segment level, Institutional organic sales increased 7% and 9% in the second quarter and first six months of 2024, respectively, reflecting sales growth across foodservice, lodging and long term care. Specialty organic sales increased 6% and 8% in the second quarter and first six months of 2024, respectively, reflecting sales growth driven by quick service and food retail.

Operating Income

Organic operating income and organic operating income margin both increased in the second quarter and first six months of 2024 for our Global Institutional & Specialty segment.

Organic operating income margins increased 6.7 percentage points during the second quarter of 2024, as the 8.3 percentage point positive impact from lower supply chain costs, strong pricing and higher volumes overcame the 1.9 percentage point impact from investments in the business. Organic operating income margins increased 7.4 percentage points during the first six months of 2024, as the 9.5 percentage point positive impact from lower supply chain costs, strong pricing and higher volumes overcame the 1.5 percentage point impact from investments in the business.

Global Healthcare & Life Sciences

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Sales at fixed currency (millions)	$395.0	$395.3	$777.9	$781.4
Sales at public currency (millions)	389.7	390.8	769.6	770.5

Organic sales change	0%		0%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	0%		0%
Foreign currency translation	-%		-%
Public currency sales change	0%		0%

Operating income at fixed currency (millions)	$33.7	$33.2	$70.7	$68.6
Operating income at public currency (millions)	32.5	32.0	68.8	65.7

Fixed currency operating income change	2%		3%
Fixed currency operating income margin	8.5%	8.4%	9.1%	8.8%
Organic operating income change	2%		3%
Organic operating income margin	8.5%	8.4%	9.1%	8.8%
Public currency operating income change	2%		5%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Healthcare & Life Sciences was stable the second quarter and first six months of 2024 as growth in Life Sciences was offset by modestly lower Healthcare sales.

At an operating segment level, Healthcare organic sales decreased 3% in both the second quarter and first six months of 2024 reflecting strategic low margin business exits. Life Sciences organic sales increased 4% and 3% in the second quarter and first six months of 2024, respectively, reflecting improved underlying business momentum that offset soft near-term industry demand.

Operating Income

Organic operating income and organic operating income margins both increased in the second quarter and first six months of 2024 for both our Global Healthcare & Life Sciences segment.

Organic operating income margins increased 0.1 percentage points during the second quarter of 2024, as the 2.8 percentage point positive impact from strong pricing overcame the 2.8 percentage point impacts from targeted investments in the business. Organic operating income margins increased 0.3 percentage points during the first six months of 2024, as the 2.9 percentage point positive impact from strong pricing overcame the 2.4 percentage point impacts from targeted investments in the business.

Global Pest Elimination

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Sales at fixed currency (millions)	$297.1	$269.7	$563.9	$514.3
Sales at public currency (millions)	295.7	269.0	561.8	512.4

Organic sales change	9%		9%
Acquisitions and divestitures	1%		-%
Fixed currency sales change	10%		10%
Foreign currency translation	-%		-%
Public currency sales change	10%		10%

Operating income at fixed currency (millions)	$62.2	$52.4	$111.0	$96.9
Operating income at public currency (millions)	61.9	52.4	110.6	96.7

Fixed currency operating income change	19%		15%
Fixed currency operating income margin	20.9%	19.4%	19.7%	18.8%
Organic operating income change	20%		15%
Organic operating income margin	21.3%	19.4%	19.9%	18.8%
Public currency operating income change	18%		14%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Pest Elimination increased in the second quarter and first six months of 2024 driven by growth in food & beverage, restaurants, and food retail.

Operating Income

Organic operating income and organic operating income margins increased for Global Pest Elimination in both the second quarter and first six months of 2024.

Organic operating income margins increased 1.9 percentage points during the second quarter of 2024, as the 4.9 percentage point positive impact from strong pricing and higher volumes overcame the 3.9 percentage point impact of investments in the business. Organic operating income margins increased 1.1 percentage points during the first six months of 2024, as the 4.5 percentage point positive impact from strong pricing and higher volumes overcame the 4.0 percentage point impact of investments in the business.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 36 include sales to ChampionX in accordance with the transitional supply agreement entered into with the transaction post-separation, as discussed in Note 15, intangible asset amortization specifically from the Nalco and Purolite transactions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 32.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $21.5 billion as of June 30, 2024, compared to total assets of $21.8 billion as of December 31, 2023.

Total liabilities were $13.2 billion as of June 30, 2024, compared to total liabilities of $13.8 billion as of December 31, 2023. Total debt was $7.5 billion as of June 30, 2024 and $8.2 billion as of December 31, 2023. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented:

	June 30, 2024	December 31, 2023
(ratio)
Net debt to EBITDA	2.2	2.4

(millions)
Total debt	$7,544.7	$8,181.8
Cash	384.0	919.5
Net debt	$7,160.7	$7,262.3

Net income including noncontrolling interest	$1,731.8	$1,393.0
Provision for income taxes	361.5	362.5
Interest expense, net	295.1	296.7
Depreciation	622.3	616.7
Amortization	307.4	306.9
EBITDA	$3,318.1	$2,975.8

Cash Flows

Operating Activities

	Six Months Ended
	June 30
(millions)	2024	2023	Change
Cash provided by operating activities	$1,260.5	$771.6	$488.9

We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities increased $489 million in the first six months of 2024 compared to the first six months of 2023, driven primarily by a $174 million net favorable change in working capital and $339 million increase in net income. The cash flow impact from working capital was primarily driven by improvement in accounts payable, partially offset by a seasonal increase in inventory.

Investing Activities

	Six Months Ended
	June 30
(millions)	2024	2023	Change
Cash used for investing activities	($445.4)	($463.5)	$18.1

Cash used for investing activities is primarily impacted by capital investments in the business.

We continue to make capital investments in the business, including merchandising equipment, manufacturing equipment and facilities. Total capital expenditures were $398 million and $346 million in the first six months of 2024 and 2023, respectively.

Total cash paid for acquisitions, net of cash acquired along with net cash received from dispositions, during the first six months of 2024 and 2023, was $39 million and $105 million, respectively. Our acquisitions are discussed further in Note 4. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

Financing Activities

	Six Months Ended
	June 30
(millions)	2024	2023	Change
Cash used for financing activities	($1,335.7)	($322.2)	($1,013.5)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We had net issuances of commercial paper and notes payable of $2 million in both the first six months of 2024 and 2023.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $519 million and $11 million of shares in the first six months of 2024 and 2023, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

There was no long-term debt issuance activity through the first six months of 2024 or 2023. We repaid $630 million of long-term debt in the first six months of 2024.

We paid dividends of $341 million and $309 million in the first six months of 2024 and 2023, respectively.

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

As of June 30, 2024, we had $384 million of cash and cash equivalents on hand, of which $241 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of June 30, 2024, we have a $2.0 billion multi-year credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the second quarter of both 2024 and 2023, we had no outstanding commercial paper under our U.S. program nor our Euro program. There were no borrowings under our credit facility as of June 30, 2024 or 2023. As of June 30, 2024, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

There was no long-term debt issuance activity through the first six months of 2024. We repaid $630 million of long-term debt in the first six months of 2024.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2023 disclosed total notes payable and long-term debt due within one year of $630 million. As of June 30, 2024, the total notes payable and long-term debt due within one year was $6 million. We had no outstanding commercial paper under our U.S. program as of June 30, 2024 and as of December 31, 2023.

Our gross liability for uncertain tax positions was $29 million and $24 million as of June 30, 2024 and December 31, 2023, respectively. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina and Turkey are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina and Turkey. During the first six months of 2024, sales in Argentina and Turkey represented less than 1% of our consolidated sales. Assets held in Argentina and Turkey at the end of the second quarter of 2024 represented less than 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. During the first six months of 2024, our Russian and Ukraine operations represented approximately 1% of our 2024 consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 18 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

Subsequent to the second quarter of 2024, we formally commenced a restructuring plan to leverage our investments in technology and emerging AI tools to transform the way we work and deliver scalable operations through our global centers of excellence.

In July 2024, we entered into cross-currency swap derivative contracts with notional amounts of €200 million, €100 million and €100 million maturing in 2028, 2028 and 2026, respectively. These cross-currency swap derivative contracts are designated as net investment hedges of our Euro denominated exposures from our investments in certain of its Euro denominated functional currency subsidiaries.

On August 1, 2024, we completed the sale of our global surgical solutions business pursuant to the definitive agreement dated April 27, 2024.

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

Item 4. Controls and Procedures

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1, 2024 through June 30, 2024 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with 17 CFR § 229.103(c)(iii)(3), we have established a threshold of $1 million for reporting potential monetary sanctions relating to administrative or judicial proceedings brought by a governmental authority under any Federal, State, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. We have no such proceedings exceeding this threshold to report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
April 1-30, 2024	725,049		$(225.2197)		725,049		11,358,662
May 1-31, 2024	529,649		(230.9934)		529,400		10,829,262
June 1-30, 2024	108,867		(236.1900)		108,867		10,720,395
Total	1,363,565		$(228.3383)		1,363,316		10,720,395

(1)	Includes 249 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 common shares. As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to an additional 10,000,000 shares. Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

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

ECOLAB INC.

Date: August 2, 2024	By:	/s/ Jennifer J. Bradway

Jennifer J. Bradway
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)