Form 10-Q
period 2024-09-30
ECOLAB INC.
filed 2024-10-31
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of September 30, 2024: 283,161,817 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2024	2023	2024	2023

Product and equipment sales	$3,156.0	$3,170.9	$9,315.6	$9,152.0
Service and lease sales	842.5	787.2	2,420.6	2,229.8
Net sales	3,998.5	3,958.1	11,736.2	11,381.8
Product and equipment cost of sales	1,771.2	1,868.1	5,221.0	5,561.7
Service and lease cost of sales	490.3	462.4	1,409.6	1,308.8
Cost of sales (including special charges (a))	2,261.5	2,330.5	6,630.6	6,870.5
Selling, general and administrative expenses	1,024.8	1,024.9	3,178.2	3,026.8
Special (gains) and charges	(332.6)	36.7	(292.2)	82.2
Operating income	1,044.8	566.0	2,219.6	1,402.3
Other (income) expense	(12.9)	(14.5)	(38.1)	(42.0)
Interest expense, net	70.4	74.3	220.8	226.3
Income before income taxes	987.3	506.2	2,036.9	1,218.0
Provision for income taxes	246.5	96.8	384.5	235.8
Net income including noncontrolling interest	740.8	409.4	1,652.4	982.2
Net income attributable to noncontrolling interest	4.3	5.4	12.9	15.1
Net income attributable to Ecolab	$736.5	$404.0	$1,639.5	$967.1

Earnings attributable to Ecolab per common share
Basic	$2.60	$1.42	$5.76	$3.39
Diluted	$2.58	$1.41	$5.72	$3.38

Weighted-average common shares outstanding
Basic	283.6	285.1	284.6	284.9
Diluted	286.0	286.9	286.8	286.4

(a)	Cost of sales includes special (gains) and charges of $0.9 and $5.9 in the third quarter of 2024 and 2023, respectively, and $3.2 and $17.2 in the first nine months of 2024 and 2023, respectively, which is recorded in product and equipment cost of sales and service and lease cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2024	2023	2024	2023

Net income including noncontrolling interest	$740.8	$409.4	$1,652.4	$982.2

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	99.2	(27.7)	28.0	(13.6)
(Loss) gain on net investment hedges	(41.1)	(8.2)	(28.9)	(48.7)
Total foreign currency translation adjustments	58.1	(35.9)	(0.9)	(62.3)

Derivatives and hedging instruments	(8.2)	0.1	(0.9)	(6.1)

Pension and postretirement benefits	(1.4)	(3.2)	0.8	(7.3)

Subtotal	48.5	(39.0)	(1.0)	(75.7)

Total comprehensive income, including noncontrolling interest	789.3	370.4	1,651.4	906.5
Comprehensive income attributable to noncontrolling interest	7.2	6.0	15.3	14.2
Comprehensive income attributable to Ecolab	$782.1	$364.4	$1,636.1	$892.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
(millions, except per share amounts)	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$1,261.1	$919.5
Accounts receivable, net	2,883.0	2,834.2
Inventories	1,572.4	1,497.2
Other current assets	401.8	393.2
Total current assets	6,118.3	5,644.1
Property, plant and equipment, net	3,545.5	3,474.6
Goodwill	7,898.7	8,148.2
Other intangible assets, net	3,282.1	3,493.5
Operating lease assets	688.2	553.5
Other assets	568.8	532.7
Total assets	$22,101.6	$21,846.6

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$643.0	$630.4
Accounts payable	1,812.3	1,566.3
Compensation and benefits	604.9	655.5
Income taxes	235.1	158.7
Other current liabilities	1,413.8	1,334.9
Total current liabilities	4,709.1	4,345.8
Long-term debt	6,974.5	7,551.4
Pension and postretirement benefits	625.0	651.7
Deferred income taxes	264.6	418.2
Operating lease liabilities	551.4	425.5
Other liabilities	401.5	381.8
Total liabilities	13,526.1	13,774.4
Commitments and contingencies (Note 17)

Equity (a)
Common stock	367.6	365.7
Additional paid-in capital	7,108.2	6,766.7
Retained earnings	11,228.4	10,075.4
Accumulated other comprehensive loss	(1,853.8)	(1,850.4)
Treasury stock	(8,302.6)	(7,312.7)
Total Ecolab shareholders’ equity	8,547.8	8,044.7
Noncontrolling interest	27.7	27.5
Total equity	8,575.5	8,072.2
Total liabilities and equity	$22,101.6	$21,846.6

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 283.2 shares outstanding as of September 30, 2024 and 285.4 shares outstanding as of December 31, 2023. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
(millions)	2024	2023

OPERATING ACTIVITIES
Net income including noncontrolling interest	$1,652.4	$982.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	473.7	463.3
Amortization	226.2	229.8
Deferred income taxes	(149.7)	(45.9)
Share-based compensation expense	109.5	73.4
Pension and postretirement plan contributions	(43.7)	(92.2)
Pension and postretirement plan expense (income), net	11.5	6.0
Restructuring charges, net of cash paid	(11.7)	(17.5)
Gain on sale of global surgical solutions business	(382.7)	-
Other, net	17.7	21.1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(109.3)	(88.9)
Inventories	(163.6)	266.4
Other assets	(41.1)	25.2
Accounts payable	277.7	(245.7)
Other liabilities	180.3	(17.9)
Cash provided by operating activities	2,047.2	1,559.3

INVESTING ACTIVITIES
Capital expenditures	(634.8)	(512.2)
Property and other assets sold	3.3	9.5
Acquisitions and investments in affiliates, net of cash acquired	(56.4)	(106.8)
Divestiture of businesses, net of cash divested	889.7	-
Other, net	(8.1)	(32.6)
Cash provided by (used for) investing activities	193.7	(642.1)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	3.3	(0.3)
Long-term debt repayments	(630.4)	-
Reacquired shares	(983.7)	(11.7)
Dividends paid	(502.9)	(462.6)
Exercise of employee stock options	232.8	61.2
Hedge settlements	(0.6)	(53.4)
Other, net	(2.5)	(2.4)
Cash used for financing activities	(1,884.0)	(469.2)

Effect of exchange rate changes on cash and cash equivalents	(15.3)	(45.3)

Increase in cash and cash equivalents	341.6	402.7
Cash and cash equivalents, beginning of period	919.5	598.6
Cash and cash equivalents, end of period	$1,261.1	$1,001.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Third Quarter Ended September 30, 2024 and 2023
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, June 30, 2023	$365.3	$6,684.1	$9,580.0	($1,761.8)	($7,310.9)	$7,556.7	$23.8	$7,580.5

Net income			404.0			404.0	5.4	409.4
Other comprehensive income (loss) activity				(39.6)		(39.6)	0.6	(39.0)
Cash dividends declared (a)			(151.2)			(151.2)	(3.1)	(154.3)
Stock options and awards	0.1	26.0			0.5	26.6		26.6
Reacquired shares					(0.7)	(0.7)		(0.7)
Balance, September 30, 2023	$365.4	$6,710.1	$9,832.8	($1,801.4)	($7,311.1)	$7,795.8	$26.7	$7,822.5

Balance, June 30, 2024	$367.1	$7,002.1	$10,653.3	($1,899.4)	($7,835.7)	$8,287.4	$20.5	$8,307.9

Net income			736.5			736.5	4.3	740.8
Other comprehensive income (loss) activity				45.6		45.6	2.9	48.5
Cash dividends declared (a)			(161.4)			(161.4)		(161.4)
Stock options and awards	0.5	106.1			2.0	108.6		108.6
Reacquired shares					(468.9)	(468.9)		(468.9)
Balance, September 30, 2024	$367.6	$7,108.2	$11,228.4	($1,853.8)	($8,302.6)	$8,547.8	$27.7	$8,575.5

	Nine Months Ended September 30, 2024 and 2023
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2022	$364.7	$6,580.2	$9,318.8	($1,726.6)	($7,301.0)	$7,236.1	$22.5	$7,258.6

Net income			967.1			967.1	15.1	982.2
Other comprehensive income (loss) activity				(74.8)		(74.8)	(0.9)	(75.7)
Cash dividends declared (a)			(453.1)			(453.1)	(10.0)	(463.1)
Changes in noncontrolling interests		(4.5)				(4.5)		(4.5)
Stock options and awards	0.7	134.4			1.6	136.7		136.7
Reacquired shares					(11.7)	(11.7)		(11.7)
Balance, September 30, 2023	$365.4	$6,710.1	$9,832.8	($1,801.4)	($7,311.1)	$7,795.8	$26.7	$7,822.5

Balance, December 31, 2023	$365.7	$6,766.7	$10,075.4	($1,850.4)	($7,312.7)	$8,044.7	$27.5	$8,072.2

Net income			1,639.5			1,639.5	12.9	1,652.4
Other comprehensive income (loss) activity				(3.4)		(3.4)	2.4	(1.0)
Cash dividends declared (a)			(486.5)			(486.5)	(15.1)	(501.6)
Stock options and awards	1.9	341.5			3.4	346.8		346.8
Reacquired shares					(993.3)	(993.3)		(993.3)
Balance, September 30, 2024	$367.6	$7,108.2	$11,228.4	($1,853.8)	($8,302.6)	$8,547.8	$27.7	$8,575.5

(a)	Dividends declared per common share were $0.57 and $0.53 in the third quarter of 2024 and 2023, respectively, and $1.71 and $1.59 in the first nine months of 2024 and 2023, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the third quarter ended September 30, 2024 and 2023 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

With respect to the unaudited financial information of the Company for the third quarter ended September 30, 2024 and 2023 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated October 31, 2024 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

On April 27, 2024, the Company entered into an agreement to sell its global surgical solutions business for total consideration of $950 million, subject to certain working capital and other purchase price adjustments. On August 1, 2024, the Company closed the sale and received $926 million in cash, after deducting for defined working capital and other purchase price adjustments. For the quarter ended September 30, 2024, the Company recorded an associated pre-tax gain within Special (Gains) and Charges in the Consolidated Statements of Income of $365.3 million ($264.2 million after tax) or $0.92 per diluted share, which includes $56.4 million of transaction costs and other adjustments.

The global surgical solutions business did not meet the criteria to be classified as a discontinued operation. As a result, the Company continued to report its operating results in the Global Healthcare & Life Sciences reportable segment through the closing of transaction on August 1, 2024.

The global surgical solutions business was included in the Company’s continuing operations and classified as current assets and current liabilities held for sale on the Company’s consolidated balance sheets through the closing of the transaction on August 1, 2024. As a result of closing the transaction, the Company derecognized $504.6 million of net assets, the principal components of which were as follows:

August 1
(millions)	2024

Assets held for sale
Cash and cash equivalents	$36.6
Accounts receivable, net	55.0
Inventories	89.0
Other current assets	7.6
Property, plant and equipment, net	65.1
Goodwill	305.9
Other intangible assets, net	22.4
Operating lease assets	8.2
Other assets	43.0
Total assets held for sale	$632.8

Liabilities held for sale
Accounts payable	$38.6
Compensation and benefits	5.9
Other current liabilities	40.6
Postretirement health care and pension benefits	6.7
Operating lease liabilities	5.6
Other liabilities	30.8
Total liabilities held for sale	$128.2

3. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2024	2023	2024	2023
Cost of sales
Other restructuring	$0.9	$5.9	$3.2	$17.2
Cost of sales subtotal	0.9	5.9	3.2	17.2

Special (gains) and charges
One Ecolab	24.4	-	38.9	-
Other restructuring	0.4	20.0	20.1	46.3
Sale of global surgical solutions business	(364.0)	4.8	(350.7)	4.8
Acquisition and integration activities	3.5	3.0	8.3	11.5
Other	3.1	8.9	(8.8)	19.6
Special (gains) and charges subtotal	(332.6)	36.7	(292.2)	82.2

Total special (gains) and charges	($331.7)	$42.6	($289.0)	$99.4

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

In anticipation of this One Ecolab initiative, a limited number of actions were taken in the first and second quarter of 2024. As a result, the Company reclassified $5.3 million ($4.0 million after tax) from other restructuring to One Ecolab in the third quarter of 2024.

The Company recorded restructuring charges of $17.4 million ($13.3 million after tax) and $22.7 million ($17.3 million after tax) during the third quarter and first nine months of 2024, respectively, primarily related to severance and professional services. In addition, the

Company recorded non-restructuring special charges of $7.0 million ($5.2 million after tax) and $16.2 million ($12.2 million after tax) during the third quarter and first nine months of 2024, respectively, primarily related to professional services. The Company has recorded $28.0 million ($21.3 million after tax) of cumulative restructuring charges and $16.2 million ($12.2 million after tax) of cumulative special charges under the One Ecolab initiative.

The net restructuring liability related to the One Ecolab initiative was $14.1 million as of September 30, 2024. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the One Ecolab initiative since inception of the underlying actions includes the following items:

	Employee	Asset
(millions)	Costs	Disposals	Other	Total
2024 Activity
Recorded expense (income) and accrual	$2.8	$-	$19.9	$22.7
Net cash payments	-	-	(13.9)	(13.9)
Non-cash net charges	-	-	-	-
Reclassification	-	-	5.3	5.3
Restructuring liability, September 30, 2024	$2.8	$-	$11.3	$14.1

Other restructuring

Other restructuring is primarily related to the Combined Program, which is described below. These activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

Combined Program

In November 2022 the Company approved a Europe cost savings program. In February 2023, the Company expanded its previously announced Europe cost savings program to focus on its Institutional and Healthcare businesses in other regions. In connection with the expanded program (the “Combined Program”), the Company expects to incur total pre-tax charges of $195 million ($150 million after tax). The Company expects that these restructuring charges will be substantially completed by the end of 2024. Program actions include headcount reductions from terminations, not filling certain open positions, and facility closures. The Combined Program charges are expected to be primarily cash expenditures related to severance and asset disposals.

In anticipation of this Combined Program, a limited number of actions were taken in the fourth quarter of 2022. As a result, the Company reclassified $19.3 million ($14.5 million after tax) from other restructuring to the Combined Program in the first quarter of 2023.

During the third quarter of 2024 and 2023, the Company recorded restructuring charges of $1.3 million ($0.6 million after tax) and $24.2 million ($20.5 million after tax), respectively, and during the first nine months of 2024 and 2023 $23.3 million ($17.8 million after tax) and $57.3 million ($46.9 million after tax), respectively, primarily related to severance and professional services. The Company has recorded $182.2 million ($150.7 million after tax) of cumulative charges under the Combined Plan.

The Company reclassified $5.3 million ($4.0 million after tax) from the Combined restructuring program to other restructuring activities in the second quarter of 2024.

The net liability related to the Combined Program was $18.0 million and $43.1 million as of September 30, 2024 and December 31, 2023, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Combined Program since inception of the underlying actions includes the following items:

	Employee	Asset
(millions)	Costs	Disposals	Other	Total
2022-2023 Activity
Recorded expense and accrual	$114.2	$14.0	$16.7	$144.9
Net cash payments	(90.4)	-	(16.7)	(107.1)
Non-cash charges	-	(14.0)	-	(14.0)
Reclassification	19.3	-	-	19.3
Net restructuring liability, December 31, 2023	43.1	-	-	43.1

2024 Activity
Recorded expense and accrual	3.8	1.2	18.3	23.3
Net cash payments	(29.5)	-	(12.4)	(41.9)
Non-cash charges	-	(1.2)	-	(1.2)
Reclassification	-	-	(5.3)	(5.3)
Net restructuring liability, September 30, 2024	$17.4	$-	$0.6	$18.0

Other Restructuring Activities

During 2024, the Company incurred restructuring charges of $10.6 million ($8.0 million after tax) related to an immaterial restructuring plan approved in the second quarter. This plan became part of the One Ecolab initiative in the third quarter.

The restructuring liability balance for all other restructuring plans excluding the Combined Program and One Ecolab was $6.8 million as of the end of the third quarter.

Sale of global surgical solutions business

On April 27, 2024, the Company reached a definitive agreement to sell its global surgical solutions business, which closed on August 1, 2024. The Company recorded a gain on sale of $365.3 million ($264.2 million after tax) in 2024, as described in Note 2. Excluding the gain on sale, the Company recorded charges of $3.3 million ($2.5 million after tax) and $14.6 million ($11.3 million after tax) in the third quarter and first nine months of 2024, which are primarily related to professional fees to support the sale. The Company recorded charges of $4.8 million ($3.6 million after tax) in the third quarter and first nine months of 2023, primarily related to professional fees to support the sale.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $3.5 million ($2.7 million after tax) and $3.0 million ($2.2 million after tax) in the third quarter of 2024 and 2023, respectively. Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $8.3 million ($6.3 million after tax) and $11.5 million ($8.6 million after tax) in the first nine months of 2024 and 2023, respectively.

Further information related to the Company’s acquisitions is included in Note 4.

Other operating activities

Other special (gains) and charges of $3.1 million ($2.3 million after tax) and $8.9 million ($6.7 million after tax) recorded in the third quarter of 2024 and 2023, respectively, and ($8.8 million) ($6.9 million gain after tax) and $19.6 million ($14.9 million after tax) recorded in the first nine months of 2024 and 2023, respectively, related primarily to recoveries of COVID era credits and certain legal charges, which are recorded in special (gains) and charges on the Consolidated Statements of Income.

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

In May and September 2024, the Company completed two immaterial acquisitions both of which became part of the Global Pest Elimination reporting segment.

The purchase accounting for these acquisitions is preliminary and subject to change as the Company finalizes the valuation of intangible assets, income tax balances and working capital. The Company expects the goodwill arising from the acquisitions to be tax deductible.

In May 2023, the Company acquired Chemlink Laboratories LLC, a U.S.-based producer of small format cleaning solutions. The Company made two other immaterial acquisitions during the second quarter of 2023. All three acquisitions became part of the Global Institutional & Specialty reporting segment. The purchase accounting for these acquisitions were finalized in the second quarter of 2024.

The following table summarizes the acquisition date fair value of net assets acquired from the Company’s acquisitions during the first nine months of 2024 and 2023:

	Nine Months Ended
	September 30
(millions)	2024	2023
Net tangible assets (liabilities) acquired	$2.0	$9.8

Identifiable intangible assets
Customer relationships	18.3	35.5
Trademarks	1.8	-
Other technology	1.6	21.8
Total intangible assets	21.7	57.3

Goodwill	33.6	40.5
Total aggregate purchase price	57.3	107.6

Acquisition-related liabilities and contingent consideration	(3.2)	(5.3)
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration	$54.1	$102.3

During the first nine months of 2024, the Company recorded adjustments associated with the finalization of the purchase accounting for its 2023 acquisitions and purchase accounting adjustments for its 2024 acquisitions. As a result of these purchase accounting adjustments, the Company made $3.3 million of acquisition-related payments, acquisition-related net liabilities decreased by $3.6 million, net tangible assets acquired decreased by $2.1 million, definite-lived intangibles increased by $1.0 million and goodwill increased by $0.8 million.

The weighted average useful life of identifiable intangible assets acquired during the first nine months of 2024 and 2023 were 9 years and 12 years, respectively.

5. BALANCE SHEETS INFORMATION

	September 30	December 31
(millions)	2024	2023
Accounts receivable, net
Accounts receivable	$3,021.3	$2,983.2
Allowance for expected credit losses and other accruals	(138.3)	(149.0)
Total	$2,883.0	$2,834.2

Inventories
Finished goods	$1,007.9	$911.4
Raw materials and parts	663.0	704.7
Inventories at FIFO cost	1,670.9	1,616.1
FIFO cost to LIFO cost difference	(98.5)	(118.9)
Total	$1,572.4	$1,497.2

Other current assets
Prepaid assets	$145.6	$143.9
Taxes receivable	148.0	186.9
Derivative assets	3.1	3.3
Other	105.1	59.1
Total	$401.8	$393.2

Property, plant and equipment, net
Land	$155.9	$155.6
Buildings and leasehold improvements	1,151.1	1,171.0
Machinery and equipment	2,166.0	2,113.8
Merchandising and customer equipment	2,894.5	2,758.4
Capitalized software	1,005.1	985.9
Construction in progress	579.9	470.1
	7,952.5	7,654.8
Accumulated depreciation	(4,407.0)	(4,180.2)
Total	$3,545.5	$3,474.6

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,229.2	3,385.1
Patents	506.7	503.6
Trademarks	371.7	406.5
Other technologies	525.7	551.2
	4,633.3	4,846.4
Accumulated amortization
Customer relationships	(1,794.3)	(1,805.0)
Patents	(337.3)	(319.4)
Trademarks	(229.9)	(238.0)
Other technologies	(219.7)	(220.5)
	(2,581.2)	(2,582.9)
Net intangible assets subject to amortization	2,052.1	2,263.5
Total	$3,282.1	$3,493.5

Other assets
Deferred income taxes	$120.7	$119.3
Pension	130.2	118.4
Derivative asset	22.3	23.6
Other	295.6	271.4
Total	$568.8	$532.7

	September 30	December 31
(millions)	2024	2023
Other current liabilities
Discounts and rebates	$437.1	$438.8
Dividends payable	161.4	162.7
Interest payable	56.0	68.5
Taxes payable, other than income	160.6	153.2
Derivative liability	4.6	3.7
Restructuring	36.3	48.9
Contract liability	103.9	110.9
Operating lease liabilities	136.7	126.1
Other	317.2	222.1
Total	$1,413.8	$1,334.9

Accumulated other comprehensive income (loss)
Unrealized (loss) gain on derivative financial instruments, net of tax	($5.0)	($4.1)
Unrecognized pension and postretirement benefit expense, net of tax	(533.9)	(534.7)
Cumulative translation, net of tax	(1,314.9)	(1,311.6)
Total	($1,853.8)	($1,850.4)

6. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of September 30, 2024 and December 31, 2023.

	September 30	December 31
(millions)	2024	2023
Short-term debt
Notes payable	$5.0	$1.8
Long-term debt, current maturities	638.0	628.6
Total	$643.0	$630.4

Lines of Credit

As of September 30, 2024, the Company has a $2.0 billion multi-year revolving credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either September 30, 2024 or December 31, 2023.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. and Euro commercial paper programs as of September 30, 2024 or December 31, 2023.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of September 30, 2024 and December 31, 2023, the Company had $5.0 million and $1.8 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of September 30, 2024 and December 31, 2023.

	Maturity	September 30	December 31
(millions)	by Year	2024	2023

Long-term debt
Public notes (2024 principal amount)
Seven year 2016 senior notes (€575 million)	2024	$-	$625.9
Ten year 2015 senior notes (€575 million)	2025	634.7	625.1
Ten year 2016 senior notes ($750 million)	2026	737.0	728.2
Ten year 2017 senior notes ($500 million)	2027	466.5	448.3
Six Year 2021 senior notes ($500 million)	2027	498.0	497.4
Five Year 2022 senior notes ($500 million)	2028	495.2	494.2
Ten year 2020 senior notes ($698 million)	2030	666.9	662.7
Ten year 2020 senior notes ($600 million)	2031	566.8	561.0
Eleven year 2021 senior notes ($650 million)	2032	645.6	645.2
Thirty year 2011 senior notes ($389 million)	2041	384.9	384.7
Thirty year 2016 senior notes ($200 million)	2046	197.5	197.4
Thirty year 2017 senior notes ($484 million)	2047	428.0	426.8
Thirty year 2020 senior notes ($500 million)	2050	491.3	491.1
Thirty year 2021 senior notes ($850 million)	2051	839.6	839.3
Thirty-four year 2021 senior notes ($685 million)	2055	540.7	539.2
Finance lease obligations and other		19.8	13.5
Total debt		7,612.5	8,180.0
Long-term debt, current maturities		(638.0)	(628.6)
Total long-term debt		$6,974.5	$7,551.4

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

Covenants

The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of September 30, 2024.

Net Interest Expense

Interest expense and interest income recognized during the third quarter and first nine months of 2024 and 2023 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2024	2023	2024	2023
Interest expense	$86.4	$91.3	$261.1	$254.1
Interest income	(16.0)	(17.0)	(40.3)	(27.8)
Interest expense, net	$70.4	$74.3	$220.8	$226.3

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

During the second quarter of 2024, the Company completed its annual goodwill impairment assessment for its reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. The Company’s goodwill impairment assessments for 2024 indicated the estimated fair values of each of these eight reporting units exceeded the carrying amounts of the respective reporting unit by a significant margin. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the nine months ended September 30, 2024 were as follows:

		Global	Global	Global
	Global	Institutional	Healthcare &	Pest
(millions)	Industrial	& Specialty	Life Sciences	Elimination	Other	Total
December 31, 2023	$4,140.6	$610.0	$3,158.4	$-	$239.2	$8,148.2
Segment changes (a)	102.9	-	-	136.3	(239.2)	-
December 31, 2023 recast	4,243.5	610.0	3,158.4	136.3	-	8,148.2
Current year business combinations	-	-	-	33.6	-	33.6
Prior year business combinations (b)	0.6	-	-	-	-	0.6
Divestiture of businesses	-	-	(305.9)	-	-	(305.9)
Effect of foreign currency translation	2.8	1.6	17.4	0.4	-	22.2
September 30, 2024	$4,246.9	$611.6	$2,869.9	$170.3	$-	$7,898.7

(a)	Relates to reclassifications made to reportable segments in the current year. Effective January 1, 2024, the Company’s former Textile Care and Colloidal Technologies Group (“CTG”) operating segments are now part of the Water operating segment which continues to remain in the Global Industrial reportable segment. Additionally, the Pest Elimination operating segment, formerly aggregated with the Textile Care and CTG operating segments within Other, is now reported as the stand-alone Global Pest Elimination reportable segment. After these changes, the Company has eight operating segments aligned with eight reporting units. Refer to Note 16 for further information.
(b)	Represents purchase accounting adjustments associated with 2024 and 2023 acquisitions.

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

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technologies primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the third quarter of 2024 and 2023 was $73.3 million and $77.4 million, respectively, and during the first nine months of 2024 and 2023 was $226.2 million and $229.8 million, respectively. Amortization expense related to intangible assets for the remaining three-month period of 2024 is expected to be approximately $73.2 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	September 30, 2024
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$27.5	$-	$27.5	$-
Cross-currency swap derivative contracts	27.0	-	27.0	-

Liabilities
Foreign currency forward contracts	29.0	-	29.0	-
Interest rate swap agreements	111.0	-	111.0	-
Cross-currency swap derivative contracts	51.0	-	51.0	-

	December 31, 2023
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$26.6	$-	$26.6	$-
Cross-currency swap derivative contracts	29.1	-	29.1	-

Liabilities
Foreign currency forward contracts	27.0	-	27.0	-
Interest rate swap agreements	146.5	-	146.5	-
Cross-currency swap derivative contracts	24.9	-	24.9	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$7,612.5	$6,996.9	$8,180.0	$7,552.5

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	September 30	December 31	September 30	December 31
(millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments
Foreign currency forward contracts	$5.7	$6.7	$8.3	$5.2
Interest rate swap agreements	-	-	111.0	146.5
Cross-currency swap derivative contracts	27.0	29.1	51.0	24.9

Derivatives not designated as hedging instruments
Foreign currency forward contracts	21.8	19.9	20.7	21.8
Gross value of derivatives	54.5	55.7	191.0	198.4

Gross amounts offset in the Consolidated Balance Sheets	(29.1)	(28.8)	(29.1)	(28.8)
Net value of derivatives	$25.4	$26.9	$161.9	$169.6

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	September 30	December 31
(millions)	2024	2023

Foreign currency forward contracts	$2,910	$3,745
Interest rate swap agreements	1,500	1,500
Cross-currency swap derivative contracts	1,788	998

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

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	Third Quarter Ended		Third Quarter Ended
Line item in which the hedged item is included	September 30		September 30
(millions)	2024	2023	2024	2023
Long-term debt	$1,390.3	$1,294.4	($112.1)	($208.0)

Net Investment Hedges

The Company designates its outstanding €575 million ($635 million at the end of the third quarter of 2024) senior notes (“Euronotes”) and related accrued interest as a hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

In May of 2024, the Company entered into a cross-currency swap derivative contract with a notional amount of €300 million maturing in 2032. In July of 2024, the Company entered into cross-currency swap derivative contracts with notional amounts of €200 million, €100 million and €100 million maturing in 2028, 2028 and 2026, respectively. In aggregate, the Company maintains a series of Euro cross-currency swap derivative contracts maturing from 2026 to 2032. These cross-currency swap derivative contracts are designated as net investment hedge of the Company’s Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of September 30, 2024, the Company had €1,325 million ($1,475 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

During 2023, the Company entered into CNH cross-currency swap derivative contracts with a notional amount of CNH 1,094 million and CNH 1,098 million, respectively, both maturing in 2032. The cross-currency swap derivative contracts are designated as net investment hedges of its Chinese Yuan (“CNY”) denominated exposures from the Company’s investments in certain CNY denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in USD for fixed-rate payments in CNH. As of September 30, 2024, the Company had in aggregate, CNH 2,192 million ($313 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The interest income or expense from these swaps is recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2024	2023	2024	2023
Revaluation (loss) gain, net of tax:
Euronotes	($8.9)	($13.5)	($8.4)	($38.4)
Cross-currency swap derivative contracts	(32.2)	5.3	(20.5)	(10.3)
Total revaluation (loss) gain, net of tax	($41.1)	($8.2)	($28.9)	($48.7)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	Third Quarter Ended
	September 30
	2024			2023
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$2.5	$1.7	$-	$1.5	($10.4)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	1.9
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(0.5)	-	-	(0.5)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	1.7	-	-	(6.2)	-
Total gain (loss) of all derivative instruments	$2.5	$3.4	($0.5)	$1.5	($16.6)	$1.4

	Nine Months Ended
	September 30
	2024			2023
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$3.7	$3.7	$-	$9.6	($20.8)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	6.0
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(1.4)	-	-	(1.4)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	(3.3)	-	-	(34.3)	-
Total gain (loss) of all derivative instruments	$3.7	$0.4	($1.4)	$9.6	($55.1)	$4.6

Subsequent Events

In October 2024, the Company entered into cross-currency swap derivative contracts with notional amounts of €150 million, €100 million, CNH 714 million and CNH 713 million maturing in 2027, 2028, 2025 and 2026, respectively. These cross-currency swap derivative contracts are designated as net investment hedges of its Euro or CNY denominated exposures from the Company’s investments in certain of its Euro or CNY denominated functional currency subsidiaries.

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2024	2023	2024	2023
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative and hedging instruments
Amount recognized in AOCI	($6.7)	($8.2)	$4.7	($14.9)
(Gain) loss reclassified from AOCI into income
COS	(2.5)	(1.5)	(3.7)	(9.6)
SG&A	(1.7)	10.4	(3.7)	20.8
Interest (income) expense, net	0.5	(1.4)	1.4	(4.6)
	(3.7)	7.5	(6.0)	6.6
Other activity	(0.1)	(1.1)	(0.1)	0.1
Tax impact	2.3	1.9	0.5	2.1
Net of tax	($8.2)	$0.1	($0.9)	($6.1)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Settlement charge	$-	$-	$0.4	$0.6
Amortization of losses and prior period service credits, net	1.7	1.0	5.7	3.5
	1.7	1.0	6.1	4.1
Other activity	(3.1)	(3.3)	(3.3)	(9.4)
Tax impact	-	(0.9)	(2.0)	(2.0)
Net of tax	($1.4)	($3.2)	$0.8	($7.3)

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	($2.8)	$5.6	($4.5)	$4.9

Pension and postretirement benefits amortization of losses and prior period service credits, net and settlement charges, reclassified from AOCI into income, net of tax	(1.4)	(3.2)	0.8	(7.3)

11. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015 and November 2022, the Company’s Board of Directors authorized the repurchase of up to 20,000,000 and 10,000,000, respectively, additional shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of September 30, 2024, 8,781,585 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first nine months of 2024, the Company reacquired 4,235,278 shares of its common stock, of which 4,135,512 related to share repurchases through open market and 99,766 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2024	2023	2024	2023

Net income attributable to Ecolab	$736.5	$404.0	$1,639.5	$967.1

Weighted-average common shares outstanding
Basic	283.6	285.1	284.6	284.9
Effect of dilutive stock options and units	2.4	1.8	2.2	1.5
Diluted	286.0	286.9	286.8	286.4

Earnings attributable to Ecolab per common share
Basic EPS	$2.60	$1.42	$5.76	$3.39
Diluted EPS	$2.58	$1.41	$5.72	$3.38

Anti-dilutive securities excluded from the computation of diluted EPS	-	2.3	-	3.5

Amounts do not necessarily sum due to rounding.

13. INCOME TAXES

The Company’s tax rate was 25.0% and 19.1% for the third quarter of 2024 and 2023, respectively, and 18.9% and 19.4% for the first nine months of 2024 and 2023, respectively. The change in the Company’s tax rate for the third quarter and first nine months of 2024 compared to the third quarter and first nine months of 2023 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 3.

The Company recognized net tax expense related to discrete tax items of $15.8 million and a net tax benefit of $42.7 million in the third quarter and first nine months of 2024, respectively. This included a tax benefit of $41.9 million in the first nine months of 2024 associated with transferring certain intangible property between affiliates and $3.3 million and $15.6 million in the third quarter and first nine months of 2024, respectively, associated with share-based compensation excess tax benefits. The remaining net expense of $19.1 million and $14.8 million in the third quarter and first nine months of 2024, respectively, is from other income tax adjustments including the impact of provision to return adjustments, changes in tax laws, audit settlements, unrecognized tax benefits and other changes in estimates.

The Company recognized net tax expense related to discrete tax items of $3.5 million and $2.3 million in the third quarter and first nine months of 2023, respectively. This included share-based compensation excess tax benefits of $0.8 million and $2.7 million in the third quarter and first nine months of 2023, respectively. Additionally, the Company recognized discrete tax expense of $4.3 million and $5.0 million during the third quarter and first nine months of 2023, respectively, primarily due to provision to return adjustments, changes in estimates, audit settlements, unrecognized tax benefits and repricing of deferred tax balances.

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

The components of net periodic pension and postretirement health care benefit expense for the third quarter ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2024	2023	2024	2023	2024	2023
Service cost	$11.6	$9.8	$4.7	$6.3	$0.1	$0.1
Interest cost on benefit obligation	21.8	22.0	12.5	11.5	1.3	1.4
Expected return on plan assets	(37.7)	(36.2)	(12.5)	(14.2)	-	-
Recognition of net actuarial loss (gain)	1.5	-	2.4	2.5	(0.8)	(0.8)
Amortization of prior service benefit	(1.1)	(0.6)	(0.3)	(0.1)	-	-
Total expense (benefit)	($3.9)	($5.0)	$6.8	$6.0	$0.6	$0.7

The components of net periodic pension and postretirement health care benefit expense for the nine months ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2024	2023	2024	2023	2024	2023
Service cost	$34.8	$30.6	$14.5	$17.1	$0.3	$0.3
Interest cost on benefit obligation	65.4	66.0	37.1	34.5	3.9	4.2
Expected return on plan assets	(113.1)	(108.8)	(37.5)	(42.0)	-	-
Recognition of net actuarial loss (gain)	4.5	-	7.4	9.3	(2.4)	(2.4)
Amortization of prior service benefit	(3.3)	(3.1)	(0.5)	(0.3)	-	-
Curtailments and settlements	0.4	0.7	-	-	-	(0.1)
Total expense (benefit)	($11.3)	($14.6)	$21.0	$18.6	$1.8	$2.0

Service cost is included as employee compensation cost in either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of September 30, 2024, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first nine months of 2024, the Company made contributions of $5 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $4 million to such plans during the remainder of 2024.

During the first nine months of 2024, the Company made contributions of $30 million to its international pension plans and estimates it will contribute an additional $12 million to such plans during the remainder of 2024.

During the first nine months of 2024, the Company made contributions of $8 million to its U.S. postretirement health care plans and estimates it will contribute an additional $3 million to such plans during the remainder of 2024.

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

The Company’s operating lease revenue was as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2024	2023	2024	2023
Operating lease revenue*	$133.5	$128.4	$398.3	$383.5

*Includes immaterial variable lease revenue

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. The Corporate segment includes sales to ChampionX under the transitional supply agreement entered into as part of the ChampionX Separation. For more information about the Company’s reportable segments, refer to Note 16.

Net sales at public exchange rates by reportable segment are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2024	2023	2024	2023
Global Industrial
Product and sold equipment	$1,722.0	$1,710.1	$5,037.2	$4,985.5
Service and lease equipment	244.7	235.0	705.2	678.2
Global Institutional & Specialty
Product and sold equipment	1,133.2	1,071.7	3,264.5	3,039.7
Service and lease equipment	261.0	241.3	760.3	674.3
Global Healthcare & Life Sciences
Product and sold equipment	300.8	378.4	1,013.9	1,094.9
Service and lease equipment	29.6	27.8	86.1	81.8
Global Pest Elimination
Product and sold equipment	-	-	-	-
Service and lease equipment	307.2	283.1	869.0	795.5
Corporate
Product and sold equipment	-	10.7	-	31.9
Service and lease equipment	-	-	-	-
Total
Total product and sold equipment	$3,156.0	$3,170.9	$9,315.6	$9,152.0
Total service and lease equipment	$842.5	$787.2	$2,420.6	$2,229.8

Net sales at public exchange rates by geographic region for the third quarter ended September 30 are as follows:

	Global		Global Institutional		Global Healthcare		Global Pest
	Industrial		& Specialty		& Life Sciences		Elimination		Corporate
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023

United States	$844.3	$822.2	$970.9	$902.9	$102.0	$168.4	$217.2	$197.9	$-	$9.6
Europe	429.4	423.0	185.7	183.8	172.1	186.6	47.0	44.1	-	0.7
Asia Pacific	231.4	233.5	59.3	58.3	26.6	25.1	8.0	7.2	-	0.1
Latin America	194.8	193.7	47.8	49.4	6.5	6.8	14.8	14.9	-	0.3
Greater China	99.7	98.3	44.8	40.9	14.8	11.5	15.3	14.5	-	-
India, Middle East and Africa	112.0	117.5	20.7	17.1	7.1	5.8	1.8	1.6	-	-
Canada	55.1	56.9	65.0	60.6	1.3	2.0	3.1	2.9	-	-
Total	$1,966.7	$1,945.1	$1,394.2	$1,313.0	$330.4	$406.2	$307.2	$283.1	$-	$10.7

Net sales at public exchange rates by geographic region for the nine months ended September 30 are as follows:

	Global		Global Institutional		Global Healthcare		Global Pest
	Industrial		& Specialty		& Life Sciences		Elimination		Corporate
(millions)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023

United States	$2,468.4	$2,421.2	$2,815.0	$2,568.7	$399.4	$485.5	$605.7	$549.7	$-	$28.8
Europe	1,214.6	1,214.7	525.5	505.0	543.6	547.2	136.6	125.6	-	2.1
Asia Pacific	692.9	700.8	178.1	173.5	76.5	67.2	23.6	21.3	-	0.2
Latin America	582.0	534.8	144.5	138.3	17.9	19.1	44.3	42.7	-	0.8
Greater China	297.9	299.6	130.0	117.0	38.0	35.2	44.9	43.0	-	-
India, Middle East and Africa	323.5	329.7	54.0	49.0	19.6	17.5	5.2	5.2	-	-
Canada	163.1	162.9	177.7	162.5	5.0	5.0	8.7	8.0	-	-
Total	$5,742.4	$5,663.7	$4,024.8	$3,714.0	$1,100.0	$1,176.7	$869.0	$795.5	$-	$31.9

Net sales by geographic region were determined based on origin of sale. The United States made up 54% and 53% of total revenues during the nine months ended September 30, 2024 and 2023, respectively.

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

The Company’s allowance for expected return of products shipped and credits related to pricing or quantities shipped was $62.3 million and $71.7 million as of September 30, 2024 and December 31, 2023, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

	Nine Months Ended
	September 30
(millions)	2024	2023

Beginning balance	$77.3	$71.9
Bad debt expense	33.2	44.2
Write-offs	(34.4)	(32.6)
Other (a)	(0.1)	(0.8)
Ending balance	$76.0	$82.7

(a)	Other amounts are primarily the effects of changes in currency translations.

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

The following table summarizes the contract liability activity:

	Nine Months Ended
	September 30
(millions)	2024	2023

Contract liability as of beginning of the year	$110.9	$116.5

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(110.9)	(116.5)

Increases due to billings excluding amounts recognized as revenue during the period ended	103.9	105.5

Contract liability as of end of period	$103.9	$105.5

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

The impact of the preceding changes on previously reported full year 2023 reportable segment net sales and operating income is summarized as follows:

	December 31, 2023

	2023 Reported		Fixed	2023 Reported
	Valued at 2023		Currency	Valued at 2024
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$7,193.1	$407.3	$40.1	$7,640.5
Global Institutional & Specialty	4,994.0	-	20.6	5,014.6
Global Healthcare & Life Sciences	1,576.9	-	30.6	1,607.5
Global Pest Elimination	-	1,061.5	8.7	1,070.2
Other	1,442.3	(1,442.3)	-	-
Corporate	69.1	(26.5)	0.1	42.7
Subtotal at fixed currency rates	15,275.4	-	100.1	15,375.5
Effect of foreign currency translation	44.8	-	(100.1)	(55.3)
Consolidated reported GAAP net sales	$15,320.2	$-	$-	$15,320.2

Operating Income
Global Industrial	$1,080.7	$39.0	$2.3	$1,122.0
Global Institutional & Specialty	823.0	14.9	3.9	841.8
Global Healthcare & Life Sciences	160.0	(6.7)	7.5	160.8
Global Pest Elimination	-	209.0	1.4	210.4
Other	255.0	(255.0)	-	-
Corporate	(331.7)	(1.2)	0.1	(332.8)
Subtotal at fixed currency rates	1,987.0	-	15.2	2,002.2
Effect of foreign currency translation	5.3	-	(15.2)	(9.9)
Consolidated reported GAAP operating income	$1,992.3	$-	$-	$1,992.3

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2024	2023	2024	2023
Net Sales
Global Industrial	$1,993.0	$1,940.8	$5,790.7	$5,655.4
Global Institutional & Specialty	1,403.6	1,314.1	4,046.6	3,719.0
Global Healthcare & Life Sciences	334.1	408.3	1,112.0	1,189.7
Global Pest Elimination	308.7	283.1	872.6	797.4
Corporate	-	10.7	-	32.0
Subtotal at fixed currency rates	4,039.4	3,957.0	11,821.9	11,393.5
Effect of foreign currency translation	(40.9)	1.1	(85.7)	(11.7)
Consolidated reported GAAP net sales	$3,998.5	$3,958.1	$11,736.2	$11,381.8

Operating Income
Global Industrial	$349.1	$299.1	$926.0	$783.8
Global Institutional & Specialty	325.6	254.9	894.3	598.4
Global Healthcare & Life Sciences	35.8	44.7	106.5	113.3
Global Pest Elimination	63.1	59.0	174.1	155.9
Corporate	281.5	(91.6)	138.9	(248.3)
Subtotal at fixed currency rates	1,055.1	566.1	2,239.8	1,403.1
Effect of foreign currency translation	(10.3)	(0.1)	(20.2)	(0.8)
Consolidated reported GAAP operating income	$1,044.8	$566.0	$2,219.6	$1,402.3

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

Vehicle Accident Litigation

In June 2024, an Ecolab employee was driving a company vehicle when it collided with another vehicle, resulting in fatalities and serious injuries. The Company was recently named in a lawsuit arising out of the collision in which the plaintiffs seek monetary damages. The Company believes any potential loss should be covered by insurance subject to its deductible. Due to the early stage of the litigation, an estimate of any loss or range of losses cannot be made at this time.

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

Effective for annual periods beginning after December 15, 2023

Entities are required to apply the disclosure amendments on a retrospective basis to all periods presented. The Company expects the adoption of this standard to impact the disclosures within the financial statements, but no material impact to the Company’s financial condition or results.

No other new accounting pronouncements issued or effective have had or are expected to have a material impact on the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of September 30, 2024, and the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2024 and 2023 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2024

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

OVERVIEW OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2024

Sales Performance

When comparing third quarter 2024 against third quarter 2023, sales performance was as follows:

●	Reported net sales increased 1% to $3,998.5 million and organic sales increased 4%.
●	Organic sales for our Global Industrial segment increased 2% to $1,975.9 million driven by sales growth in all operating segments.
●	Organic sales for our Global Institutional & Specialty segment increased 7% to $1,403.6 million as growth remained strong for both the Institutional and Specialty divisions outperforming end-market trends.
●	Organic sales for our Global Healthcare & Life Sciences segment increased 1% to $334.1 million reflected continued growth in Life Sciences and stable Healthcare sales.
●	Organic sales for Global Pest Elimination increased 8% to $305.1 million.

Financial Performance

When comparing third quarter 2024 against third quarter 2023, our financial performance was as follows:

●	Reported operating income increased 85% to $1,044.8 million. Organic operating income increased 22%.
●	Net income attributable to Ecolab increased 82% to $736.5 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2024 and 2023 reported results, our adjusted net income attributable to Ecolab increased 18%.
●	Reported diluted EPS increased 83% to $2.58. Excluding the impact of special (gains) and charges and discrete tax items from both 2024 and 2023 reported results, adjusted diluted EPS increased 19% to $1.83 in the third quarter of 2024.
●	Our reported tax rate was 25.0% during the third quarter of 2024, compared to 19.1% during the third quarter of 2023. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2024 and 2023 results, our adjusted tax rate was 19.7% during the third quarter of 2024, compared to 18.5% during the third quarter of 2023.

RESULTS OF OPERATIONS

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2024	2023	Change	2024	2023	Change
Product and equipment sales	$3,156.0	$3,170.9		$9,315.6	$9,152.0
Service and lease sales	842.5	787.2		2,420.6	2,229.8
Reported GAAP net sales	3,998.5	3,958.1	1%	11,736.2	11,381.8	3%
Effect of foreign currency translation	40.9	(1.1)		85.7	11.7
Non-GAAP fixed currency sales	4,039.4	3,957.0	2%	11,821.9	11,393.5	4%
Effect of acquisitions and divestitures	(20.7)	(91.6)		(101.9)	(132.3)
Non-GAAP organic sales	$4,018.7	$3,865.4	4%	$11,720.0	$11,261.2	4%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2024 sales change are shown below:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
(percent)	2024	2024
Volume	2%	2%
Pricing	2	3
Organic sales change	4	4
Acquisitions and divestitures	(2)	-
Fixed currency sales change	2	4
Foreign currency translation	(1)	(1)
Reported GAAP net sales change	1%	3%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Third Quarter Ended				Nine Months Ended
	September 30				September 30
	2024		2023		2024		2023
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,771.2		$1,868.1		$5,221.0		$5,561.7
Service and lease cost of sales	490.3		462.4		1,409.6		1,308.8
Reported GAAP COS and gross margin	2,261.5	43.4%	2,330.5	41.1%	6,630.6	43.5%	6,870.5	39.6%
Special (gains) and charges	0.9		5.9		3.2		17.2
Non-GAAP adjusted COS and gross margin	$2,260.6	43.5%	$2,324.6	41.3%	$6,627.4	43.5%	$6,853.3	39.8%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 43.4% and 41.1% for the third quarter of 2024 and 2023, respectively. Our reported gross margin was 43.5% and 39.6% for the first nine months of 2024 and 2023, respectively. Special (gains) and charges included in items impacting cost of sales are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges within COS, third quarter 2024 and 2023 adjusted gross margin was 43.5% and 41.3%, respectively, and for the first nine months of 2024 and 2023 was 43.5% and 39.8%, respectively.

Our adjusted gross margin increased when comparing the third quarter of 2024 against the third quarter of 2023 reflecting strong value pricing and lower delivered product costs.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 25.6% and 27.1% for the third quarter and first nine months of 2024, respectively, compared to 25.9% and 26.6% for the third quarter and first nine months of 2023, respectively. The SG&A ratio to sales in the third quarter of 2024 increased as sales productivity was offset by growth-oriented investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2024	2023	2024	2023
Cost of sales
Other restructuring	$0.9	$5.9	$3.2	$17.2
Cost of sales subtotal	0.9	5.9	3.2	17.2

Special (gains) and charges
One Ecolab	24.4	-	38.9	-
Other restructuring	0.4	20.0	20.1	46.3
Sale of global surgical solutions business	(364.0)	4.8	(350.7)	4.8
Acquisition and integration activities	3.5	3.0	8.3	11.5
Other	3.1	8.9	(8.8)	19.6
Special (gains) and charges subtotal	(332.6)	36.7	(292.2)	82.2

Total special (gains) and charges	($331.7)	$42.6	($289.0)	$99.4

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

One Ecolab

On July 30, 2024, we announced the One Ecolab initiative, which will enhance our growth and margin expansion journey. As a program within this initiative, we also announced that we commenced a restructuring plan to leverage our digital technologies to realign the functional work done in many countries into global centers of excellence. We anticipate restructuring costs of $175 million ($136 million after tax) or $0.47 per diluted share and special charges of $50 million ($39 million after tax) or $0.14 per diluted share by the end of 2027. We anticipate that the restructuring costs will primarily be cash expenditures for severance costs relating to team reorganization.

In anticipation of this One Ecolab initiative, a limited number of actions were taken in the first and second quarter of 2024. As a result, we reclassified $5.3 million ($4.0 million after tax) or $0.01 per diluted share from other restructuring to One Ecolab in the third quarter of 2024.

We recorded restructuring charges of $17.4 million ($13.3 million after tax), or $0.05 per diluted share and $22.7 million ($17.3 million after tax), or $0.06 per diluted share during the third quarter and first nine months of 2024, respectively, primarily related to severance and professional services. In addition, we recorded non-restructuring special charges of $7.0 million ($5.2 million after tax), or $0.02 per diluted share and $16.2 million ($12.2 million after tax), or $0.04 per diluted share during the third quarter and first nine months of 2024, respectively, primarily related to professional services. We have recorded $28.0 million ($21.3 million after tax), or $0.07 per diluted share of cumulative restructuring charges and $16.2 million ($12.2 million after tax), or $0.04 per diluted share of cumulative special charges under the One Ecolab initiative.

The net restructuring liability related to the One Ecolab initiative was $14.1 million as of September 30, 2024. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

One Ecolab has delivered $8 million of cumulative cost savings with estimated annualized cost savings of $225 million in continuing operations by 2027.

Other restructuring

Other restructuring is primarily related to the Combined Program, which is described below. These activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

Further details related to our restructuring charges are included in Note 3.

Combined Program

In November 2022, we approved a Europe cost savings program. In February 2023, we expanded our previously announced Europe cost savings program to focus on our Institutional and Healthcare businesses in other regions. In connection with the expanded program (the “Combined Program”), we expect to incur total pre-tax charges of $195 million ($150 million after tax) or $0.52 per diluted share. We expect that these restructuring charges will be substantially completed by the end of 2024. Program actions include headcount reductions from terminations, not filling certain open positions, and facility closures. The Combined Program charges are expected to be primarily cash expenditures related to severance and asset disposals.

In anticipation of this Combined Program, a limited number of actions were taken in the fourth quarter of 2022. As a result, we reclassified $19.3 million ($14.5 million after tax) or $0.05 per diluted share from other restructuring to the Combined Program in the first quarter of 2023.

During the third quarter of 2024 and 2023, we recorded total Combined Program restructuring charges of $1.3 million ($0.6 million after tax) or less than $0.01 per diluted share and $24.2 million ($20.5 million after tax) or $0.07 per diluted share, respectively, and during the first nine months of 2024 and 2023, recorded $23.3 million ($17.8 million after tax), or $0.06 per diluted share and $57.3 million ($46.9 million after tax) or $0.16 per diluted share, respectively, primarily related to severance. We recorded $182.2 million ($150.7 million after tax), or $0.53 per diluted share of cumulative charges under the Combined Plan.

We reclassified $5.3 million ($4.0 million after tax) or $0.01 per diluted share from the combined restructuring program to other restructuring activities in the second quarter of 2024.

The net liability related to the Combined Program was $18.0 million and $43.1 million as of September 30, 2024 and December 31, 2023, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

The Combined Program has delivered $167 million of cumulative cost savings with estimated annualized cost savings of $175 million in continuing operations by 2024.

Other Restructuring Activities

During 2024, we recorded restructuring charges of $10.6 million ($8.0 million after tax), or $0.03 per diluted share related to an immaterial restructuring plan approved in the second quarter. This plan became part of the One Ecolab initiative in the third quarter.

The restructuring liability balance for all other restructuring plans excluding the Combined Program and One Ecolab was $6.8 million as of the end of the third quarter.

Sale of global surgical solutions business

On April 27, 2024, we reached a definitive agreement to sell our global surgical solutions business, which closed on August 1, 2024. We recorded a gain on sale of $365.3 million ($264.2 million after tax) or ($0.92) per diluted share in 2024, as described in Note 2. Excluding the gain on sale, we recorded charges of $3.3 million ($2.5 million after tax) or $0.01 per diluted share and $14.6 million ($11.3 million after tax) or $0.04 per diluted share in the third quarter and first nine months of 2024, which are primarily related to professional fees to support the sale. We recorded charges of $4.8 million ($3.6 million after tax) or $0.01 per diluted share in the third quarter and first nine months of 2023, primarily related to professional fees to support the sale.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $3.5 million ($2.7 million after tax) or $0.01 per diluted share and $3.0 million ($2.2 million after tax) or $0.01 per diluted share in the third quarter of 2024 and 2023, respectively, and $8.3 million ($6.3 million after tax) or $0.02 per diluted share and $11.5 million ($8.6 million after tax) or $0.03 per diluted share in the first nine months of 2024 and 2023, respectively.

Other operating activities

Other special charges recorded in special (gains) and charges on the Consolidated Statements of Income in the third quarter of 2024 and 2023 were $3.1 million ($2.3 million after tax) or less than $0.01 per diluted share and $8.9 million ($6.7 million after tax) or $0.02 per diluted share, respectively, and in the first nine months of 2024 and 2023 were ($8.8 million) ($6.9 million gain after tax) or ($0.02) per diluted share and $19.6 million ($14.9 million after tax) or $0.05 per diluted share, respectively, primarily related to recoveries of COVID era credits, professional fees and certain legal charges.

Operating Income and Operating Income Margin

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2024	2023		2024	2023
Reported GAAP operating income	$1,044.8	$566.0	85%	$2,219.6	$1,402.3	58%
Special (gains) and charges	(331.7)	42.6		(289.0)	99.4
Non-GAAP adjusted operating income	713.1	608.6	17%	1,930.6	1,501.7	29%
Effect of foreign currency translation	10.3	(0.6)		20.3	0.1
Non-GAAP adjusted fixed currency operating income	723.4	608.0	19%	1,950.9	1,501.8	30%
Effect of acquisitions and divestitures	(2.9)	(15.6)		(5.3)	(17.0)
Non-GAAP organic operating income	$720.5	$592.4	22%	$1,945.6	$1,484.8	31%

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(percent)	2024	2023		2024	2023
Reported GAAP operating income margin	26.1%	14.3%		18.9%	12.3%
Non-GAAP adjusted operating income margin	17.8%	15.4%		16.4%	13.2%
Non-GAAP adjusted fixed currency operating income margin	17.9%	15.4%		16.5%	13.2%
Non-GAAP organic operating income margin	17.9%	15.3%		16.6%	13.2%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 85% and 58% in the third quarter and first nine months of 2024, respectively, versus the comparable periods of 2023. Our reported operating income for 2024 and 2023 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2024 and 2023 reported results, our adjusted operating income increased 17% and 29% in the third quarter and first nine months of 2024, respectively.

As shown in the previous table, foreign currency had a 2 and 1 percentage point impact on adjusted operating income growth for the third quarter and first nine months of 2024, respectively. Foreign currency had a 1 and (2) percentage point impact on adjusted operating income growth for the third quarter and first nine months of 2023, respectively.

Other (Income) Expense

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2024	2023	Change	2024	2023	Change
Reported GAAP other (income) expense	($12.9)	($14.5)	(11)%	($38.1)	($42.0)	(9)%

Reported other (income) expense decreased to ($12.9) million from ($14.5) million in the third quarter of 2024 compared to the third quarter of 2023, respectively, and decreased to ($38.1) million from ($42.0) million in the first nine months of 2024 compared to the first nine months of 2023, respectively, driven by higher pension costs.

Interest Expense, Net

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2024	2023	Change	2024	2023	Change
Reported GAAP interest expense, net	$70.4	$74.3	(5)%	$220.8	$226.3	(2)%

Reported net interest expense was $70.4 million and $74.3 million in the third quarter of 2024 and 2023, respectively, and $220.8 million and $226.3 million in the first nine months of 2024 and 2023, respectively. The decrease in net interest expense reflects the impact from higher interest income earned on cash balances.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2024	2023	2024	2023
Reported GAAP tax rate	25.0%	19.1%	18.9%	19.4%
Tax rate impact of:
Special (gains) and charges	(2.9)	0.1	(1.6)	0.1
Discrete tax items	(2.4)	(0.7)	2.4	(0.2)
Non-GAAP adjusted tax rate	19.7%	18.5%	19.7%	19.3%

Our reported tax rate was 25.0% and 19.1% for the third quarter of 2024 and 2023, respectively, and 18.9% and 19.4% for the first nine months of 2024 and 2023, respectively. The change in our tax rate for the third quarter and first nine months of 2024 versus the comparable periods of 2023 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax expense related to discrete tax items of $15.8 million and net tax benefit of $42.7 million in the third quarter and first nine months of 2024, respectively. This included a tax benefit of $41.9 million in the first nine months of 2024, associated with transferring certain intangible property between affiliates and $3.3 million and $15.6 million in the third quarter and first nine months of 2024, respectively, associated with share-based compensation excess tax benefits. The remaining net tax expense of $19.1 million and $14.8 million in the third quarter and first nine months of 2024, respectively, is from other income tax adjustments including the impact of provision to return adjustments, changes in tax laws, audit settlements, unrecognized tax benefits and other changes in estimates.

We recognized net tax expense related to discrete tax items of $3.5 million and $2.3 million in the third quarter and first nine months of 2023, respectively. This included share-based compensation excess tax benefits of $0.8 million and $2.7 million in the third quarter and first nine months of 2023, respectively. Additionally, we recognized net tax expense related to discrete tax items of $4.3 million and $5.0 million in the third quarter and first nine months of 2023, respectively, primarily due to audit settlements, unrecognized tax benefits, provision to return adjustments, repricing of deferred tax balances, and other changes in estimates.

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

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2024	2023	Change	2024	2023	Change
Reported GAAP net income attributable to Ecolab	$736.5	$404.0	82%	$1,639.5	$967.1	70%
Adjustments:
Special (gains) and charges, after tax	(230.3)	34.2		(206.3)	78.6
Discrete tax net expense	15.8	3.5		(42.7)	2.3
Non-GAAP adjusted net income attributable to Ecolab	$522.0	$441.7	18%	$1,390.5	$1,048.0	33%

Diluted EPS

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(dollars)	2024	2023	Change	2024	2023	Change
Reported GAAP diluted EPS	$2.58	$1.41	83%	$5.72	$3.38	69%
Adjustments:
Special (gains) and charges, after tax	(0.81)	0.12		(0.72)	0.27
Discrete tax net expense	0.06	0.01		(0.15)	0.01
Non-GAAP adjusted diluted EPS	$1.83	$1.54	19%	$4.85	$3.66	33%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately ($0.04) and ($0.09) per share on diluted EPS for the third quarter and first nine months of 2024, respectively, when compared to the comparable period of 2023.

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

Fixed currency net sales and operating income for the third quarter and first nine months of 2024 for our reportable segments are shown in the following tables:

Net Sales	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2024	2023	Change	2024	2023	Change
Global Industrial	$1,993.0	$1,940.8	3%	$5,790.7	$5,655.4	2%
Global Institutional & Specialty	1,403.6	1,314.1	7	4,046.6	3,719.0	9
Global Healthcare & Life Sciences	334.1	408.3	(18)	1,112.0	1,189.7	(7)
Global Pest Elimination	308.7	283.1	9	872.6	797.4	9
Corporate	-	10.7		-	32.0
Subtotal at fixed currency	4,039.4	3,957.0	2	11,821.9	11,393.5	4
Effect of foreign currency translation	(40.9)	1.1		(85.7)	(11.7)
Consolidated reported GAAP net sales	$3,998.5	$3,958.1	1%	$11,736.2	$11,381.8	3%

Operating Income	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2024	2023	Change	2024	2023	Change
Global Industrial	$349.1	$299.1	17%	$926.0	$783.8	18%
Global Institutional & Specialty	325.6	254.9	28	894.3	598.4	49
Global Healthcare & Life Sciences	35.8	44.7	(20)	106.5	113.3	(6)
Global Pest Elimination	63.1	59.0	7	174.1	155.9	12
Corporate	281.5	(91.6)		138.9	(248.3)
Subtotal at fixed currency	1,055.1	566.1	86	2,239.8	1,403.1	60
Effect of foreign currency translation	(10.3)	(0.1)		(20.2)	(0.8)
Consolidated reported GAAP operating income	$1,044.8	$566.0	85%	$2,219.6	$1,402.3	58%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	Third Quarter Ended
	September 30
Net Sales	2024			2023
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$1,993.0	($17.1)	$1,975.9	$1,940.8	($4.3)	$1,936.5
Global Institutional & Specialty	1,403.6	-	1,403.6	1,314.1	-	1,314.1
Global Healthcare & Life Sciences	334.1	-	334.1	408.3	(76.6)	331.7
Global Pest Elimination	308.7	(3.6)	305.1	283.1	-	283.1
Corporate	-	-	-	10.7	(10.7)	-
Subtotal at fixed currency	4,039.4	(20.7)	4,018.7	3,957.0	(91.6)	3,865.4
Effect of foreign currency translation	(40.9)			1.1
Consolidated reported GAAP net sales	$3,998.5			$3,958.1

Operating Income	2024			2023
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$349.1	($2.5)	$346.6	$299.1	$0.6	$299.7
Global Institutional & Specialty	325.6	-	325.6	254.9	-	254.9
Global Healthcare & Life Sciences	35.8	-	35.8	44.7	(15.9)	28.8
Global Pest Elimination	63.1	(0.4)	62.7	59.0	-	59.0
Corporate	(50.2)	-	(50.2)	(49.7)	(0.3)	(50.0)
Non-GAAP adjusted fixed currency operating income	723.4	(2.9)	720.5	608.0	(15.6)	592.4
Special (gains) and charges	(331.7)			41.9
Subtotal at fixed currency	1,055.1			566.1
Effect of foreign currency translation	(10.3)			(0.1)
Consolidated reported GAAP operating income	$1,044.8			$566.0

	Nine Months Ended
	September 30
Net Sales	2024			2023
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$5,790.7	($64.3)	$5,726.4	$5,655.4	($23.7)	$5,631.7
Global Institutional & Specialty	4,046.6	(31.9)	4,014.7	3,719.0	-	3,719.0
Global Healthcare & Life Sciences	1,112.0	-	1,112.0	1,189.7	(76.6)	1,113.1
Global Pest Elimination	872.6	(5.7)	866.9	797.4	-	797.4
Corporate	-	-	-	32.0	(32.0)	-
Subtotal at fixed currency	11,821.9	(101.9)	11,720.0	11,393.5	(132.3)	11,261.2
Effect of foreign currency translation	(85.7)			(11.7)
Consolidated reported GAAP net sales	$11,736.2			$11,381.8

Operating Income	2024			2023
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$926.0	($3.6)	$922.4	$783.8	($0.1)	$783.7
Global Institutional & Specialty	894.3	(1.9)	892.4	598.4	-	598.4
Global Healthcare & Life Sciences	106.5	-	106.5	113.3	(15.9)	97.4
Global Pest Elimination	174.1	0.2	174.3	155.9	-	155.9
Corporate	(150.0)	-	(150.0)	(149.6)	(1.0)	(150.6)
Non-GAAP adjusted fixed currency operating income	1,950.9	(5.3)	1,945.6	1,501.8	(17.0)	1,484.8
Special (gains) and charges	(288.9)			98.7
Subtotal at fixed currency	2,239.8			1,403.1
Effect of foreign currency translation	(20.2)			(0.8)
Consolidated reported GAAP operating income	$2,219.6			$1,402.3

Unless otherwise noted, the following segment performance commentary compares the third quarter and first nine months of 2024 against the third quarter and first nine months of 2023.

Global Industrial

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Sales at fixed currency (millions)	$1,993.0	$1,940.8	$5,790.7	$5,655.4
Sales at public currency (millions)	1,966.7	1,945.1	5,742.4	5,663.7

Organic sales change	2%		2%
Acquisitions and divestitures	1%		1%
Fixed currency sales change	3%		2%
Foreign currency translation	(2)%		(1)%
Public currency sales change	1%		1%

Operating income at fixed currency (millions)	$349.1	$299.1	$926.0	$783.8
Operating income at public currency (millions)	342.7	300.7	914.8	788.6

Fixed currency operating income change	17%		18%
Fixed currency operating income margin	17.5%	15.4%	16.0%	13.9%
Organic operating income change	16%		18%
Organic operating income margin	17.5%	15.5%	16.1%	13.9%
Public currency operating income change	14%		16%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Industrial increased in the third quarter and first nine months of 2024 driven by growth in all operating segments.

Water organic sales increased 3% in both the third quarter and first nine months of 2024 reflecting good growth in downstream and in light water sales, and improved growth in heavy water sales. Light water reported sales growth driven by strong high-tech (data centers and microelectronics) growth and good growth in the food & beverage, transportation, and institutional markets. Heavy water recorded sales growth driven by chemical and primary metals. Downstream industry reported sales growth reflecting good performance across all segments. Food & Beverage organic sales increased 1% in both the third quarter and first nine months of 2024 as new business offset continued soft industry demand. Paper organic sales increased 2% and decreased 1% in the third quarter and first nine months of 2024, respectively, as improved sales growth reflected new business wins and stable end-market trends.

Operating Income

Organic operating income and organic operating income margins both increased for Global Industrial in the third quarter and first nine months of 2024, respectively.

Organic operating income margins increased 2.0 percentage points during the third quarter of 2024 as the 3.8 percentage point positive impact of lower delivered product costs, strong value pricing and higher volumes overcame the 2.0 percentage point impact of investments in the business. Organic operating income margins increased 2.2 percentage points during the first nine months of 2024 as the 4.7 percentage point positive impact of lower delivered product costs, strong value pricing and higher volumes overcame the 2.4 percentage point impact of investments in the business.

Global Institutional & Specialty

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Sales at fixed currency (millions)	$1,403.6	$1,314.1	$4,046.6	$3,719.0
Sales at public currency (millions)	1,394.2	1,313.0	4,024.8	3,714.0

Organic sales change	7%		8%
Acquisitions and divestitures	-%		1%
Fixed currency sales change	7%		9%
Foreign currency translation	(1)%		-%
Public currency sales change	6%		8%

Operating income at fixed currency (millions)	$325.6	$254.9	$894.3	$598.4
Operating income at public currency (millions)	322.8	254.6	888.1	597.4

Fixed currency operating income change	28%		49%
Fixed currency operating income margin	23.2%	19.4%	22.1%	16.1%
Organic operating income change	28%		49%
Organic operating income margin	23.2%	19.4%	22.2%	16.1%
Public currency operating income change	27%		49%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Institutional & Specialty increased in the third quarter and first nine months of 2024, with strong growth in both the Institutional and Specialty divisions.

At an operating segment level, Institutional organic sales increased 6% and 8% in the third quarter and first nine months of 2024, respectively, reflecting sales growth across restaurants, foodservice, lodging and long term care. Specialty organic sales increased 7% in both the third quarter and first nine months of 2024 reflecting sales growth driven by quick service and food retail.

Operating Income

Organic operating income and organic operating income margin both increased in the third quarter and first nine months of 2024 for our Global Institutional & Specialty segment.

Organic operating income margins increased 3.8 percentage points during the third quarter of 2024, as the 5.1 percentage point positive impact from strong value pricing, lower supply chain costs, and higher volumes overcame the 1.9 percentage point impact from investments in the business. Organic operating income margins increased 6.1 percentage points during the first nine months of 2024, as the 7.6 percentage point positive impact from strong value pricing, lower supply chain costs and higher volumes overcame the 1.8 percentage point impact from investments in the business.

Global Healthcare & Life Sciences

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Sales at fixed currency (millions)	$334.1	$408.3	$1,112.0	$1,189.7
Sales at public currency (millions)	330.4	406.2	1,100.0	1,176.7

Organic sales change	1%		0%
Acquisitions and divestitures	(19)%		(6)%
Fixed currency sales change	(18)%		(7)%
Foreign currency translation	-%		-%
Public currency sales change	(19)%		(7)%

Operating income at fixed currency (millions)	$35.8	$44.7	$106.5	$113.3
Operating income at public currency (millions)	34.8	43.8	103.6	109.5

Fixed currency operating income change	(20)%		(6)%
Fixed currency operating income margin	10.7%	10.9%	9.6%	9.5%
Organic operating income change	24%		9%
Organic operating income margin	10.7%	8.7%	9.6%	8.8%
Public currency operating income change	(21)%		(5)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Healthcare & Life Sciences increased in the third quarter and were stable in the first nine months of 2024 reflecting continued growth in Life Sciences and stable Healthcare sales.

At an operating segment level, Healthcare organic sales were stable and decreased 2% in the third quarter and first nine months of 2024, respectively, reflecting strategic low margin business exits offset by improved pricing. Life Sciences organic sales increased 1% and 2% in the third quarter and first nine months of 2024, respectively, reflecting good underlying business momentum that offset soft near-term industry trends.

Operating Income

Organic operating income and organic operating income margins both increased in the third quarter and first nine months of 2024 for both our Global Healthcare & Life Sciences segment.

Organic operating income margins increased 2.0 percentage points during the third quarter of 2024, as the 2.4 percentage point positive impact from strong value pricing overcame the 1.3 percentage point impacts from higher supply chain costs. Organic operating income margins increased 0.8 percentage points during the first nine months of 2024, as the 2.7 percentage point positive impact from strong value pricing overcame the 1.6 percentage point impact from investments in the business.

Global Pest Elimination

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Sales at fixed currency (millions)	$308.7	$283.1	$872.6	$797.4
Sales at public currency (millions)	307.2	283.1	869.0	795.5

Organic sales change	8%		9%
Acquisitions and divestitures	1%		1%
Fixed currency sales change	9%		9%
Foreign currency translation	(1)%		-%
Public currency sales change	9%		9%

Operating income at fixed currency (millions)	$63.1	$59.0	$174.1	$155.9
Operating income at public currency (millions)	62.8	59.0	173.4	155.7

Fixed currency operating income change	7%		12%
Fixed currency operating income margin	20.4%	20.8%	20.0%	19.6%
Organic operating income change	6%		12%
Organic operating income margin	20.6%	20.8%	20.1%	19.6%
Public currency operating income change	6%		11%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Pest Elimination increased 8% and 9% in the third quarter and first nine months of 2024, respectively, driven by growth in food & beverage, food retail, restaurants and hospitality.

Operating Income

Organic operating income increased and organic operating income margins decreased for Global Pest Elimination in the third quarter 2024. Organic operating income and organic operating income margins increased for Global Pest Elimination in the first nine months of 2024.

Organic operating income margins decreased 0.2 percentage points during the third quarter of 2024, as the 3.4 percentage point positive impact from strong value pricing was more than offset by the 5.0 percentage point impact of investments in the business. Organic operating income margins increased 0.5 percentage points during the first nine months of 2024, as the 4.7 percentage point positive impact from strong value pricing and higher volumes overcame the 4.6 percentage point impact of investments in the business.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 37 include sales to ChampionX in accordance with the transitional supply agreement entered into with the transaction post-separation, as discussed in Note 15, intangible asset amortization specifically from the Nalco and Purolite transactions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 33.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $22.1 billion as of September 30, 2024, compared to total assets of $21.8 billion as of December 31, 2023.

Total liabilities were $13.5 billion as of September 30, 2024, compared to total liabilities of $13.8 billion as of December 31, 2023. Total debt was $7.6 billion as of September 30, 2024 and $8.2 billion as of December 31, 2023. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented:

	September 30, 2024	December 31, 2023
(ratio)
Net debt to EBITDA	1.7	2.4

(millions)
Total debt	$7,617.5	$8,181.8
Cash	1,261.1	919.5
Net debt	$6,356.4	$7,262.3

Net income including noncontrolling interest	$2,063.2	$1,393.0
Provision for income taxes	511.2	362.5
Interest expense, net	291.2	296.7
Depreciation	627.1	616.7
Amortization	303.3	306.9
EBITDA	$3,796.0	$2,975.8

Cash Flows

Operating Activities

	Nine Months Ended
	September 30
(millions)	2024	2023	Change
Cash provided by operating activities	$2,047.2	$1,559.3	$487.9

We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities increased $488 million in the first nine months of 2024 compared to the first nine months of 2023, driven primarily by a $73 million net favorable change in working capital and $288 million increase in net income excluding the net gain on sale of the global surgical solutions business. The cash flow impact from working capital was primarily driven by improvement in accounts payable, partially offset by an increase in inventory, due to increased demand and anticipated disruption impacting our supply chain.

Investing Activities

	Nine Months Ended
	September 30
(millions)	2024	2023	Change
Cash provided by (used for) investing activities	$193.7	($642.1)	$835.8

Cash provided by (used for) used for investing activities is primarily impacted by capital investments in the business. We continue to make capital investments in the business, including merchandising equipment, manufacturing equipment and facilities. Total capital expenditures were $635 million and $512 million in the first nine months of 2024 and 2023, respectively.

Total cash provided by (used for) acquisitions, net of cash acquired along with dispositions, net of cash divested, during the first nine months of 2024 and 2023, was $833 million and ($107 million), respectively. Our acquisitions are discussed further in Note 4. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth. Cash proceeds from dispositions, net of cash divested in the first nine months of 2024 include the divestiture of our global surgical solutions business for $890 million as discussed in Note 2.

Financing Activities

	Nine Months Ended
	September 30
(millions)	2024	2023	Change
Cash used for financing activities	($1,884.0)	($469.2)	($1,414.8)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We had net issuances of commercial paper and notes payable of $3 million and zero in the first nine months of 2024 and 2023, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $984 million and $12 million of shares in the first nine months of 2024 and 2023, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

There was no long-term debt issuance activity through the first nine months of 2024 or 2023. We repaid $630 million of long-term debt in the first nine months of 2024.

We paid dividends of $503 million and $463 million in the first nine months of 2024 and 2023, respectively.

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

As of September 30, 2024, we had $1,261 million of cash and cash equivalents on hand, of which $325 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of September 30, 2024, we have a $2.0 billion multi-year credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the third quarter of both 2024 and 2023, we had no outstanding commercial paper under our U.S. program nor our Euro program. There were no borrowings under our credit facility as of September 30, 2024 or 2023. As of September 30, 2024, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

There was no long-term debt issuance activity through the first nine months of 2024. We repaid $630 million of long-term debt in the first nine months of 2024.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2023 disclosed total notes payable and long-term debt due within one year of $630 million. As of September 30, 2024, the total notes payable and long-term debt due within one year was $643 million. We had no outstanding commercial paper under our U.S. program as of September 30, 2024 and as of December 31, 2023.

Our gross liability for unrecognized tax benefits was $30 million and $24 million as of September 30, 2024 and December 31, 2023, respectively. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina and Turkey are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina and Turkey. During the first nine months of 2024, sales in Argentina and Turkey represented less than 1% of our consolidated sales. Assets held in Argentina and Turkey at the end of the third quarter of 2024 represented less than 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. During the first nine months of 2024, our Russian and Ukraine operations represented approximately 1% of our 2024 consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 18 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

In October 2024, we entered into cross-currency swap derivative contracts with notional amounts of €150 million, €100 million, CNH 714 million and CNH 713 million maturing in 2027, 2028, 2025 and 2026, respectively. These cross-currency swap derivative contracts are designated as net investment hedges of our Euro or CNY denominated exposures from our investments in certain of our Euro or CNY denominated functional currency subsidiaries.

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

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude the impact of special (gains) and charges, the results of our acquired businesses from the first twelve months post acquisition and the results of divested businesses from the twelve months prior to divestiture. Further, due to the sale of the global surgical solutions business on August 1, 2024, we have excluded the results of the business for August and September 2023 from these organic measures for the three-month and nine-month periods ended September 30, 2023 to remain comparable to the corresponding periods in 2024. As part of the separation of ChampionX in 2020, we entered into an agreement with ChampionX to provide, receive or transfer certain products for a transitionary period. Transitionary period sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. The remaining sales to ChampionX are recorded in product and equipment sales in Global Industrial segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

Some of the factors which could cause results to differ materially from those expressed in any forward-looking statements are set forth under Item 1A of our most recent Form 10-K and our other public filings with the Securities and Exchange Commission (the "SEC"), and include the impact of economic factors such as the worldwide economy, interest rates, foreign currency risk, reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar, demand uncertainty, supply chain challenges and inflation; the vitality of the markets we serve; exposure to global economic, political and legal risks related to our international operations, including geopolitical instability and the escalation of armed conflicts; our ability to successfully execute organizational change and management transitions; information technology infrastructure failures or breaches in data security; difficulty in procuring raw materials or fluctuations in raw material costs; the occurrence of severe public health outbreaks not limited to COVID-19; our ability to acquire complementary businesses and to effectively integrate such businesses; our ability to execute key business initiatives; our ability to successfully compete with respect to value, innovation and customer support; our increasing reliance on artificial intelligence technologies in our products, services and operations; pressure on operations from consolidation of customers or vendors; restraints on pricing flexibility due to contractual obligations and our ability to meet our contractual commitments; the costs and effects of complying with laws and regulations, including those relating to the environment, climate change standards, and to the manufacture, storage, distribution, sale and use of our products, as well as to the conduct of our business generally, including labor and employment and anti-corruption; potential chemical spill or release; our commitments, goals, targets, objectives and initiatives related to sustainability; potential to incur significant tax liabilities or indemnification liabilities relating to the separation and split-off of our ChampionX business; the occurrence of litigation or claims, including class action lawsuits; the loss or insolvency of a major customer or distributor; repeated or prolonged government and/or business shutdowns or similar events; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; changes in tax laws and unanticipated tax liabilities; potential loss of deferred tax assets; our indebtedness, and any failure to comply with covenants that apply to our indebtedness; potential losses arising from the impairment of goodwill or other assets; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4. Controls and Procedures

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1, 2024 through September 30, 2024 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our increasing reliance on artificial intelligence (AI) technologies in our products, services, and operations presents several risks that could adversely impact our business, financial condition, and results of operations.

We are increasingly incorporating AI capabilities into the development of technologies and our business operations, and into our products and services. AI technology is complex and rapidly evolving, and may subject us to significant competitive, legal, regulatory, operational and other risks, including the following:

●	Operational and Technical Risks: AI technologies are complex and rapidly evolving. Flaws in AI algorithms, training methodologies, or datasets may lead to unintended consequences, such as operational disruptions, erroneous decision-making, or data loss. These issues could impair the effectiveness of our AI systems and result in significant operational challenges. Additionally, software we purchase or lease from third-party vendors could become inoperable (via attack from a bad actor, network failure, code error, etc.), such that it adversely impacts Ecolab’s ability to deliver products or services to Ecolab’s customers, resulting in financial losses, legal liabilities, and damages to our reputation.
●	Legal and Regulatory Risks: The legal and regulatory landscape for AI is still developing and varies across jurisdictions. Compliance with evolving AI regulations may impose significant costs, limit our ability to incorporate AI capabilities, and expose us to legal liabilities. Additionally, new regulations could conflict with our current AI practices, requiring costly changes to our development and deployment strategies.
●	Reputational Risks: The use of AI raises social and ethical concerns, which could harm our reputation if not managed responsibly. Incidents related to AI, such as biased outcomes or privacy breaches, could lead to negative publicity and reduce public trust in our AI solutions.
●	Competitive Risks: Our competitors may develop and implement AI technologies more effectively, gaining a competitive advantage. If we fail to keep pace with advancements in AI, our market position could be weakened, adversely affecting our business performance.
●	Financial Risks: The development, testing, and deployment of AI systems are resource-intensive and may increase our operational costs. There is no assurance that our investments in AI will yield the anticipated benefits or that customers will adopt our AI-enhanced offerings, potentially impacting our financial results.
●	Cybersecurity Risks: AI systems can be vulnerable to cybersecurity threats, such as data breaches and unauthorized access. These threats could result in financial losses, legal liabilities, and damage to our reputation.

We are committed to developing and using AI responsibly, but there can be no guarantee that we will successfully mitigate all associated risks. Any failure in our AI initiatives could materially harm our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
July 1-31, 2024	255		$-		-		10,720,395
August 1-31, 2024	1,844,484		237.8656		1,839,507		8,880,888
September 1-30, 2024	105,356		242.2245		99,303		8,781,585
Total	1,950,095		$238.0700		1,938,810		8,781,585

(1)	Includes 11,285 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 common shares. As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to an additional 10,000,000 shares. Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

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

ECOLAB INC.

Date: October 31, 2024	By:	/s/ Jennifer J. Bradway

Jennifer J. Bradway
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)