Form 10-K
period 2024-12-31
ECOLAB INC.
filed 2025-02-21
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter: $58,992,719,690 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $238.00 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2025: 282,997,058 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2025, and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2024 (hereinafter referred to as “Proxy Statement”), are incorporated by reference into Part III.

ECOLAB INC.

FORM 10-K

For the Year Ended December 31, 2024

PART I

Except where the context otherwise requires, references in this Form 10-K to (i) “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively; (ii) “Nalco” are to Nalco Company LLC, a wholly-owned subsidiary of the Company; (iii) “Purolite” are to Purolite LLC, a wholly-owned subsidiary of the Company and its subsidiaries, collectively; and (iv) “Purolite transaction” are to the Company’s acquisition of the shares of the subsidiaries and certain other affiliated entities of Purolite Corporation and substantially all of the assets of Purolite Corporation used or held for use in connection with its filtration and purification resins business in December 2021.

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

Narrative Description of Business.

General

A trusted partner for millions of customers, we are a global sustainability leader offering water, hygiene and infection prevention solutions and services that protect people and the resources vital to life. Building on a century of innovation, we have annual sales of $15.7 billion, employ approximately 48,000 associates and sell to customers in more than 170 countries around the world. We deliver comprehensive science-based solutions, data-driven insights and world-class service to advance food safety, maintain clean and safe environments, and optimize water and energy use. Our innovative solutions improve operational efficiencies and sustainability for customers in the food, healthcare, life sciences, hospitality and industrial markets.

We pursue a “One Ecolab” enterprise selling strategy, built on the legacy of 'circle the customer – circle the globe', where we provide an array of innovative programs, products and services designed to meet the specific operational and sustainability needs of our customers throughout the world. Through this strategy and our varied product and service mix, one customer may utilize the offerings of several of our operating segments. Important in our business proposition for customers is our ability to produce improved results while reducing their water and energy use. With that in mind, we focus on continually innovating to optimize both our own operations and the solutions we provide to customers, aligning with our corporate strategy to address some of the world’s most pressing and complex sustainability challenges such as water scarcity and climate change. The work we do matters, and the way we do it matters to our employees, customers, investors and the communities in which we and our customers operate.

Sustainability is core to our business strategy. We deliver sustainable solutions that help companies around the world achieve their business goals while reducing environmental impacts. We partner with customers around the world to reduce water and energy use as well as greenhouse gas emissions through our high-efficiency solutions. By partnering with our customers to help them do more with less through the use of our innovative and differentiated solutions, we aim to help our customers conserve more than 300 billion gallons of water annually by 2030. In 2023, we helped our customers conserve more than 226 billion gallons of water and avoid more than 3.8 million metric tons of greenhouse gas emissions.

The following description of our business is based upon our reportable segments as reported in our consolidated financial statements for the year ended December 31, 2024, which are located in Item 8 of Part II of this Form 10-K. Operating segments that share similar economic characteristics and future prospects, including the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment, have been aggregated into four reportable segments: Global Industrial, Global Institutional & Specialty, Global Healthcare & Life Sciences and Global Pest Elimination.

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

Institutional

Institutional sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), plus specialized cleaners for various applications throughout food service operations, on-premise laundries (typically used by hotel and healthcare customers) and general housekeeping functions. We also sell food safety products and equipment, water filters, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries. Institutional also provides pool and spa treatment programs for hospitality and other commercial customers, as well as a broad range of janitorial cleaning and floor care products and programs to customers in hospitality, healthcare and commercial facilities. Institutional develops various digital monitoring and chemical dispensing systems which are used by our customers to efficiently and safely dispense our cleaners and sanitizers, and through these products, systems and our on-site sales and service expertise, develop better results for our customers including water savings, energy savings and operating efficiency. In addition, Institutional markets a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance. Through our EcoSure Brand Protection business, Institutional also provides customized on-site evaluations, training and quality assurance services to foodservice and hospitality operations.

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

We believe we are one of the leading suppliers of cleaning and sanitizing products to the global QSR market and the global food retail market.

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

Healthcare

Healthcare provides infection prevention solutions to acute care hospitals, surgery centers and medical device Original Equipment Manufacturers (“OEM”). Healthcare’s proprietary infection prevention solutions (hand hygiene, hard surface disinfection, digital monitoring systems and instrument cleaning) are sold primarily under the "Ecolab" and “Anios” brand names to various departments within the acute care environment (Infection Control, Environmental Services, Central Sterile and Operating Room). Healthcare sells its products and programs principally through its field sales personnel and corporate account personnel but also sells through healthcare distributors.

We believe we are one of the leading suppliers of infection prevention solutions in the United States and Europe.

Life Sciences

Life Sciences provides end-to-end cleaning and contamination control solutions to pharmaceutical and personal care manufacturers. These products are primarily sold under the “Ecolab” brand name, and include detergents, cleaners, sanitizers, disinfectants, surface wipes, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products. The Life Sciences portfolio includes premium fluid treatment and purification solutions with a broad range of unique products sold under the “Purolite” brand name, particularly focusing on biopharma purification solutions, active pharmaceutical ingredients (“API’s”) and high value industrial applications. The Life Sciences portfolio also includes decontamination systems and services utilizing hydrogen peroxide vapor, which are sold under the “Bioquell” brand name. The pharmaceutical clean room environment is the primary area that Ecolab and Bioquell products are utilized. Products and programs are sold primarily through our field sales and corporate account personnel, and to a lesser extent through distributors.

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

Global Pest Elimination

This reportable segment consists of the Pest Elimination operating segment.

Pest Elimination

Pest Elimination provides services designed to detect, prevent and eliminate pests, such as rodents and insects, in full-service and quick-service restaurants, food and beverage processors, hotels, grocery operations and other commercial segments including education, life sciences and healthcare.

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

The businesses in our Global Institutional & Specialty and Global Pest Elimination reportable segments have two significant classes of competitors. First, we compete with a small number of large companies selling directly or through distributors on a national or international scale. Second, we have numerous smaller regional or local competitors which focus on more limited geographies, product lines and/or end-use customer segments. We believe we compete principally by providing superior value, premium customer support, training, service, and innovative and differentiated products to help our customers protect their brand reputation and improve their operational efficiency.

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

Customers and Classes of Products

We believe our business is not materially dependent upon a single customer. Additionally, although we have a diverse customer base and no customer or distributor constituted 10 percent or more of our consolidated revenues in 2024, 2023 or 2022, we do have customers and independent third-party distributors, the loss of which could have a material adverse effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position. No material part of our business is subject to renegotiation or termination at the election of a governmental unit.

We sold one class of products within the Global Institutional & Specialty reportable segment which comprised 10% or more of consolidated net sales in the last three years. Sales of warewashing products were approximately 12% of consolidated net sales in 2024, 2023 and 2022.

Human Capital

As of December 31, 2024, Ecolab employed approximately 48,000 employees. The largest component of our workforce is more than 25,000 sales and service employees. Our innovation efforts are supported by approximately 3,000 research, development, engineering and digital experts. Approximately 44% of the employees are employed in North America, 21% in Europe, 12% in Latin America, 8% in Asia Pacific, 8% in India, Middle East and Africa, and 7% in Greater China.

We believe that doing the right thing, the right way, is good for business. We believe that driving performance and growing fast, we can deliver a net positive impact in our own operations and what we deliver for our customers. We believe that Ecolab’s century-long growth, innovation and high performance have benefited from a workplace where individuals from all backgrounds are encouraged to reach their full potential. We believe in providing training and career development opportunities to all employees and in compensating and rewarding our employees equitably.

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

Workplace Culture: With approximately 48,000 associates in more than 170 countries, Ecolab representatives engage daily with a diverse range of colleagues, customers, and communities. We are committed to developing a culture where all voices are heard and equitable employment opportunities are available to everyone. To sustain our success, we work to embed our values of inclusivity and engagement throughout our people processes, including recruitment, retention and development.

We also have a vibrant and growing community of 11 Employee Resource Groups (“ERGs”) that are open to all Ecolab associates, to help employees connect with colleagues, take part in career and leadership development experiences, and provide important insights that help advance our workplace culture. All employees are welcome and encouraged to join, participate, or become leaders and allies within any of our ERGs.

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

Joint Ventures

Over time, we have entered into partnerships or joint ventures in order to meet local ownership requirements, to achieve quicker operational scale, to expand our ability to provide our customers a more fully integrated offering or to provide other benefits to our business or customers. During 2024, the impact on our consolidated net income of our joint ventures, in the aggregate, was approximately three percent. We will continue to evaluate the potential for partnerships and joint ventures that can assist us in increasing our geographic, technological and product reach.

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

TSCA: The nation’s primary chemicals management law, the Toxic Substances Control Act (“TSCA”), was updated with the passage of the Frank R. Lautenberg Chemical Safety for the 21st Century Act (“LCSA”) in 2016. The LCSA modernizes the original 1976 legislation, aiming to establish greater public confidence in the safety of chemical substances in commerce and improve the U.S. Environmental Protection Agency’s (“EPA”) capability and authority to regulate existing and new chemical substances. For Ecolab, the TSCA changes mainly impact testing and submission costs for new and existing chemical substances in the United States. As a result of reform and multiple administration changes, EPA reviews are resulting in the majority of new substances being regulated in some manner by the agency. As the agency continues to review existing chemistries, the likelihood that substances manufactured, imported, or processed by Ecolab may be subject to additional testing costs and/or risk management decisions is increasing. Future EPA risk evaluation decisions may result in the reduction or elimination of future uses for some products. Compliance with new requirements under TSCA are similar to the costs associated with REACH in the European Union, which is discussed below.

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

GHS: In 2003, the United Nations adopted a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). As of 2024, most countries in which we operate have adopted or are expected to adopt GHS-related legislation. The primary cost of compliance revolves around reclassifying products and revising SDSs and product labels. We have met applicable deadlines and are working toward a phased-in approach to mitigate the costs of GHS implementation in remaining countries (e.g., Peru, Chile, India). We are also implementing updates, where applicable, of GHS revisions in countries where it is already present (e.g., US, Canada, Malaysia, Singapore). Potential costs to us are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

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

Medical Device, Drug and Cosmetic Product Requirements: As a manufacturer, distributor and marketer of medical devices and human drugs, we also are subject to regulation by the FDA and corresponding regulatory agencies of the state, local and foreign governments in which we sell our products. These regulations govern the development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices and medicinal products, including Advanced Pharmaceutical Ingredients (“API”), excipients and resins for biopharmaceutical processing.

●	In the United States, we are required to register with the FDA as a medical device, drug and cosmetic manufacturer, comply with post-market reporting (e.g., Adverse Event Reporting, MDR and Recall) requirements, and to comply with the FDA’s current Good Manufacturing Practices and Good Practice Guidelines (“GxPs”), which ensure that products are consistently produced and controlled according to quality standards and must be approved by the competent authorities.

●	Countries in the European Union require that certain products being sold within their jurisdictions obtain a “CE mark,” an international symbol of adherence to quality assurance standards, and be manufactured in compliance with certain requirements (e.g., Medical Device Regulation (EU) 2017/745 (“MDR”), and ISO 13485). We have CE mark approval to sell various medical devices. Implementation of the MDR has required additional investments, including system, product, process, technical file and product improvements. Additionally, pharmaceutical products in the EU must comply with regulations such as the GxP guidelines.

●	In Australia, products must comply with the regulations set by the Therapeutic Goods Administration (“TGA”). Medical devices must be included in the Australian Register of Therapeutic Goods (“ARTG”) and meet the Essential Principles for safety and performance. Therapeutic goods, including drugs and cosmetics, must adhere to specific standards and regulatory frameworks for safety, quality, efficacy, labelling, and claims.

●	Non-EU export markets are also subject to government regulation and country-specific rules and regulations.

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

Other Environmental Legislation: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. The products we produce and distribute into Europe are also subject to directives governing electrical waste (WEEE Directive 2012/19/EU) and restrictive substances (RoHS Directive 2011/65/EU). Similar legal requirements apply to Ecolab’s facilities globally. We make capital investments and expenditures to comply with environmental laws and regulations, to promote employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental, health and safety projects worldwide were approximately $56 million in 2024, $46 million in 2023 and $35 million in 2022. Approximately $60 million has been budgeted globally for projects in 2025.

Climate Change: Various laws and regulations addressing climate change are being implemented or considered at international, national, regional, and state levels, particularly focusing on reducing greenhouse gas (“GHG”) emissions. Notable regulations include California's 2023 GHG emissions reporting regulations addressing emissions, climate-related risks, and reduction claims, and the European Commission’s Corporate Sustainability Reporting Directive, which became effective January 2024 and is applicable to both EU and certain non-EU companies with a phased introduction. We are or may become subject to many of these laws. We continue to monitor and evaluate these regulations and incorporate reporting and disclosure obligations as appropriate.

Ecolab recognizes that climate change presents both risks and opportunities. We assess climate-related risks within our Enterprise Risk Management process, aligned with the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (“TCFD”) recommendations. Our TCFD disclosures are available in our annual CDP Climate report on our website. Since our first TCFD-aligned climate risk assessment in 2021, we have continued to review and adapt our strategies to manage climate risks and leverage opportunities for customer impact. We also evaluate potential water-related risks in our operations, disclosing the results in our Growth and Impact Report. Future analyses will explore nature-related risks linked to climate and water, aligned with the Task Force on Nature-Related Financial Disclosures (“TNFD”) recommendations.

As a corporate policy, we support a balanced approach to reducing GHG emissions while sustaining economic growth. We have established climate related goals to further our commitment. In 2019, we announced goals to reduce operational GHG emissions by half by 2030 and achieve net zero by 2050, in alignment with the UN Global Compact’s Business Ambition for 1.5°C. In 2020, we further committed to move to 100% renewable energy by 2030 and set a science-based target (“SBT”) for Scope 1, 2, and 3 GHG emissions. In 2024, our net zero target for Science Based Targets initiative (“SBTi”) validation was approved, including a near term Scope 3 target. Our near-term SBT aims to reduce absolute Scope 1 and 2 emissions by 50% from 2018 levels, and Scope 3 emissions by 25% from 2022 levels, by 2030.

In 2023, we invested $63 million and $5.7 million in capital and operating environmental program expenses, respectively. The investments resulted in a reduction of total energy consumption by almost 5.7 billion BTUs; reduction of emissions by 700 metric tons CO2e; and over 153 million gallons (~580,000 cubic meters) of water savings from reduction and recycling projects. These reductions are calculated using direct measurements (such as meter readings and utility reports for water) and best-practice methodologies, with 2018 as the baseline year.

Beyond our operations, we help customers in over 170 countries reduce their energy and GHG emissions through high-efficiency solutions in cleaning, sanitation, water, paper, and energy services. Our 2030 goals include: customer GHG emissions reduction of 6.0 million metric tons; water stewardship to restore over 50% of our water withdrawal and achieve Alliance for Water Stewardship Standard certification in high-risk watersheds; and water conservation to reduce net water withdrawals by 40% per unit of production and help customers conserve over 300 billion gallons of water annually.

The science of sustainability is evolving. For factors that may affect our sustainability initiatives, goals, and targets, see Item 1A of this Form 10-K, entitled “Risk Factors.”

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

Our worldwide net expenditures for contamination remediation were approximately $0.7 million in 2024, $0.3 million in 2023 and $1.4 million in 2022. Our worldwide accruals at December 31, 2024 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $19.6 million. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or cash flows.

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

In addition, the following governance materials are available on our web site at https://investor.ecolab.com/governance/corporate-governance: (i) charters of the Audit, Compensation & Human Capital Management, Finance, Governance, and Safety, Health & Environment Committees of our Board of Directors; (ii) our Board's Corporate Governance Principles; and (iii) our Code of Conduct.

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

Name	Age	Office	Positions Held Since Jan. 1, 2020

Nicholas J. Alfano	63	Executive Vice President and President – Global Industrial Group	Apr. 2023 – Present
		Executive Vice President and General Manager – Global Light Sector	Jan. 2021 – Mar. 2023
		Executive Vice President and General Manager – Global Food & Beverage	Jan. 2020 – Dec. 2020

Christophe Beck	57	Chairman and Chief Executive Officer	Oct. 2022 – Present
		Chairman, Chief Executive Officer and President	May 2022 – Oct. 2022
		President and Chief Executive Officer	Jan. 2021 – May 2022
		President and Chief Operating Officer	Jan. 2020 – Dec. 2020

Larry L. Berger	64	Executive Vice President and Chief Technical Officer	Jan. 2020 – Present

Jandeen M. Boone	51	Executive Vice President, General Counsel and Secretary	Jan. 2025 – Present
		Executive Vice President, General Counsel, Secretary and Interim Chief Compliance Officer	June 2024 – Jan. 2025
		Senior Vice President, Chief Compliance Officer and Interim General Counsel	May 2024 – June 2024
		Interim General Counsel and Assistant Secretary	Apr. 2024 – May 2024
		Sector General Counsel, Institutional and International Markets	Feb. 2023 – Apr. 2024
		Sector General Counsel, Institutional and Specialty	Jan. 2021 – Jan. 2023
		Associate General Counsel, Institutional	Jan. 2020 – Dec. 2021

Jennifer J. Bradway	48	Senior Vice President and Corporate Controller	Jan. 2022 – Present
		Senior Vice President Finance - Global Institutional	Jan. 2020 – Dec. 2021

Darrell R. Brown	61	President and Chief Operating Officer	Oct. 2022 – Present
		Executive Vice President and President – Global Industrial	Jan. 2020 – Sept. 2022

Gregory B. Cook	56	Executive Vice President and President – Institutional Group	Aug. 2023 – Present
		Executive Vice President and General Manager – Global Institutional	June 2021 – July 2023
		Senior Vice President and General Manager – Global Pest	Jan. 2020 – May 2021

Alexander A. De Boo	57	Executive Vice President and President – Global Markets	Feb. 2021 – Present
		Executive Vice President and President – Western Europe	Apr. 2020 – Jan. 2021
		Senior Vice President and General Manager – Industrial, Europe	Jan. 2020 – Apr. 2020

Machiel Duijser (1)	53	Executive Vice President and Chief Supply Chain Officer	Feb. 2020 – Present

Alexandra M. A. Hlila	49	Executive Vice President and General Manager – Global Pest	Dec. 2024 – Present
		Senior Vice President – Strategy Institutional Group	Mar. 2024 – Dec. 2024
		Senior Vice President & General Manager – Institutional Europe	May 2022 – Feb. 2024
		Vice President Global & Corporate Accounts – Institutional Europe	May 2021 – Apr. 2022
		Vice President Field Sales Europe – Institutional Division	Jan. 2020 – Apr. 2021

Scott D. Kirkland	51	Chief Financial Officer	Jan. 2022 – Present
		Senior Vice President and Corporate Controller	Jan. 2020 – Dec. 2021

Laurie M. Marsh	61	Executive Vice President – Human Resources	Jan. 2020 – Present

Harpreet Saluja (2)	56	Executive Vice President – Corporate Strategy & Business Development	Nov. 2024 - Present

(1) Prior to joining Ecolab in February 2020, Mr. Duijser was employed by Reckitt Benckiser Group plc (RB), a global provider of health, hygiene and home products, as Chief Supply Officer from 2018 until 2020.

(2) Prior to joining Ecolab in November 2024, Ms. Saluja was employed by Eaton Corporation plc, a power management company, as Senior Vice President, Corporate Development and Planning from 2013 until 2024.

Forward-Looking Statements

This Form 10-K, including Part I, Item 1, entitled “Business,” and the MD&A within Part II, Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning items such as:

●	amount, funding and timing of cash expenditures relating to our restructuring and other initiatives, as well as savings from such initiatives
●	future cash flows, access to capital, targeted credit rating metrics and impact of credit rating downgrade
●	adequacy of cash reserves
●	uses for cash, including dividends, share repurchases, debt repayments, capital investments and strategic business acquisitions
●	global economic and political environment
●	long-term potential of our business
●	impact of changes in exchange rates and interest rates, including the assessment and management of associated risks
●	customer retention rate
●	bad debt experience, non-performance of counterparties and losses due to concentration of credit risk
●	disputes, claims and litigation
●	environmental contingencies
●	impact and cost of complying with laws and regulations
●	sustainability targets
●	returns on pension plan assets
●	contributions to pension and postretirement healthcare plans
●	amortization expense
●	impact of new accounting pronouncements
●	income taxes, including tax attributes, valuation allowances, unrecognized tax benefits, permanent reinvestment assertions and goodwill deductibility
●	recognition of share-based compensation expense
●	payments under operating leases
●	future benefit plan payments
●	market position

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and the related notes, before making an investment decision. The risks described below are not the only risks or uncertainties we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, prospects, or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Additionally, macroeconomic and geopolitical developments, including public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation and high interest rates may amplify many of the risks discussed below to which we are subject. The extent of the impact of macroeconomic and geopolitical developments, including public health crises, on our financial and operating performance depends significantly on the duration and severity of such macroeconomic and geopolitical developments, the actions taken to contain or mitigate its impact and any changes in consumer behaviors as a result thereof.

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

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in more than 170 countries and, in 2024, approximately 47% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

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

Following Russia’s invasion of Ukraine and the United States’ and other countries’ sanctions against Russia, we have limited our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses, and we may further narrow our presence in Russia depending on developments in the conflict or otherwise. While our operations in Russia and areas experiencing conflict are not material to our business and financial results, the escalation of these conflicts, or the imposition of additional sanctions by the United States, may also heighten many other risks disclosed in our report on Form 10-K, any of which could materially and adversely affect our business and financial results. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets.

Additionally, changes in international trade policies by governments around the world, including the imposition or continuation of tariffs, could materially and adversely affect our business. In 2018, the U.S. imposed tariffs on certain imports from China and other countries, resulting in retaliatory tariffs by China and other countries. In February 2025, the U.S. proposed a 25% additional tariff on imports from Canada and Mexico and a 10% additional tariff on imports from China. These tariffs, any new tariffs or policies imposed by governments around the world, or any resulting retaliatory measures, to the extent implemented, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.

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

Our increasing reliance on artificial intelligence (“AI”) technologies in our products, services, and operations presents several risks that could adversely impact our business, financial condition, and results of operations.

We are increasingly incorporating AI capabilities into the development of technologies and our business operations, and into our products and services. AI technology is complex and rapidly evolving, and may subject us to significant competitive, legal, regulatory, operational and other risks, including the following:

●	Operational and Technical Risks: AI technologies are complex and rapidly evolving. Flaws in AI algorithms, training methodologies, or datasets may lead to unintended consequences, such as operational disruptions, erroneous decision-making, or data loss. These issues could impair the effectiveness of our AI systems and result in significant operational challenges. Additionally, software we purchase or lease from third-party vendors could become inoperable (via attack from a bad actor, network failure, code error, etc.), such that it adversely impacts Ecolab’s ability to deliver products or services to its customers, resulting in financial losses, legal liabilities, and damages to our reputation.
●	Legal and Regulatory Risks: The legal and regulatory landscape for AI is still developing and varies across jurisdictions. Compliance with evolving AI regulations may impose significant costs, limit our ability to incorporate AI capabilities, and expose us to legal liabilities. Additionally, new regulations could conflict with our current AI practices, requiring costly changes to our development and deployment strategies.
●	Reputational Risks: The use of AI raises social and ethical concerns, which could harm our reputation if not managed responsibly. Incidents related to AI, such as biased outcomes or privacy breaches, could lead to negative publicity and reduce public trust in our AI solutions.
●	Competitive Risks: Our competitors may develop and implement AI technologies more effectively, gaining a competitive advantage. If we fail to keep pace with advancements in AI, our market position could be weakened, adversely affecting our business performance.
●	Financial Risks: The development, testing, and deployment of AI systems are resource-intensive and may increase our operational costs. There is no assurance that our investments in AI will yield the anticipated benefits or that customers will adopt our AI-enhanced offerings, potentially impacting our financial results.
●	Cybersecurity Risks: AI systems can be vulnerable to cybersecurity threats, such as data breaches and unauthorized access. These threats could result in financial losses, legal liabilities, and damage to our reputation.

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

We seek to acquire complementary businesses as part of our long-term strategy. There can be no assurance that we will find attractive acquisition candidates or succeed at effectively managing the integration of acquired businesses. If the underlying business performance of such acquired businesses deteriorates, the expected synergies from such transactions do not materialize or we fail to successfully integrate new businesses into our existing businesses, our consolidated results of operations, financial position or cash flows could be materially and adversely affected.

If we are unsuccessful in executing on key business initiatives, our business could be materially and adversely affected.

We continue to execute key business initiatives as part of our ongoing efforts to improve our efficiency and returns. In particular, we are making supply chain investments to secure supply and add new capacity in our Life Sciences business. Additionally, we are continuing implementation of our ERP system upgrades, which are expected to continue in phases over the next several years. These upgrades, which include sales, supply chain and certain finance functions, are expected to improve the efficiency of certain financial and related transactional processes. These upgrades involve complex business process design and a failure of certain of these processes could result in business disruption. We are also undertaking restructuring programs including the One Ecolab initiative leveraging our digital technologies to realign the functional work done in many countries into global centers of excellence. This program is discussed along with other restructuring activities under Note 3 of this Form 10-K. If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could materially and adversely be affected.

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

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. We are also impacted by actions taken to tax-related matters by associations such as the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, and the European Commission which influence tax policies in countries where we operate. In particular, the OECD has coordinated negotiations among more than 140 jurisdictions with the goal of achieving consensus on various substantial changes to the international tax framework, including a 15% global minimum taxation regime (“Pillar Two”). Pillar Two took effect in several jurisdictions in which we operate starting in 2024 and will increase the burden and costs of our tax compliance. We continue to monitor these legislative developments, which based on information available, have not had material impacts to the 2024 financial statements. In addition, we are impacted by settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope. Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.

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

As of December 31, 2024, we had approximately $7.6 billion in outstanding indebtedness, with approximately $1.5 billion in the form of floating rate debt. Our debt level and related debt service obligations may have negative consequences, including:

●	requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment;

●	reducing our flexibility in planning for or reacting to changes in our business and market conditions;

●	exposing us to interest rate risk since a portion of our debt obligations are at variable rates. For example, a one percentage point increase in the average interest rate on our floating rate debt at December 31, 2024 would increase future interest expense by approximately $15 million per year; and

●	increasing our cost of funds and materially and adversely affecting our liquidity and access to the capital markets should we fail to maintain the credit ratings assigned to us by independent rating agencies.

If we add new debt, the risks described above could increase.

We incur significant expenses related to the amortization of intangible assets and may be required to report losses resulting from the impairment of goodwill or other assets recorded in connection with the Nalco and Purolite transactions and other acquisitions.

We expect to continue to complete selected acquisitions and joint venture transactions in the future. In connection with acquisition and joint venture transactions, applicable accounting rules generally require the tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values. Intangible assets other than goodwill are required to be amortized over their estimated useful lives and this expense may be significant. Any excess in the purchase price paid by the acquiring company over the fair value of tangible and intangible assets of the acquired business is recorded as goodwill. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. As of December 31, 2024, we had goodwill of $7.9 billion which is maintained in various reporting units, including goodwill from the Nalco and Purolite transactions. If we determine that any of the assets or goodwill recorded in connection with the Nalco and Purolite transactions or any other prior or future acquisitions or joint venture transactions have become impaired, we will be required to record a loss resulting from the impairment. Impairment losses could be significant and could have a material adverse effect on our consolidated results of operations and financial position.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Since 2014, when the Ecolab Cybersecurity program was established, we have continuously matured our cybersecurity program to proactively address evolving cybersecurity trends and risks. Ecolab has an Information Security Steering Committee (“ISSC”), a cross-functional team chaired by our Chief Information Security Officer (“CISO”).

Our CISO, who holds a CISO certification, has been our CISO since 2024 and has more than 25 years of information systems experience in total, including in the financial services and defense sectors and the U.S. military, as well as serving in information security and other information technology leadership positions at Ecolab since 2017.

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

Cybersecurity Governance

Ecolab’s ISSC, chaired by our CISO, meets as needed. The Committee is comprised of executive leaders including the Executive Vice President and General Manager - Ecolab Digital (“EVP & GM Digital”), the Senior Vice President IT Enterprise Operations, the Chief Operating Officer, the Chief Financial Officer, the Chief Technical Officer, the General Counsel, the Executive Vice Presidents of our commercial divisions, the Executive Vice President Global Supply Chain, the Executive Vice President Human Resources, the Vice President of Global Business Transformation, and the Vice President Internal Audit.

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

The Board, in coordination with the Audit Committee, provides oversight of our ERM program, including the management of risks arising from cybersecurity threats. The Board receives an overview from our EVP & GM Digital and the Audit Committee receives reports from our CISO regarding our cybersecurity threat risk management and strategy processes. These reports cover a wide range of topics, and may include current and emerging cybersecurity threat risks, third-party assessments, risk-mitigation tactics and programs, information security considerations arising with respect to our peers and third parties, and our incident response plan.

Through a risk-based approach consistent with Ecolab’s ERM framework, the CISO identifies cyber incidents that are brought forward to a cross-functional cyber-incident response team including our CEO, CFO, EVP & GM Digital, General Counsel, CISO and Executive Vice President Supply Chain. This cyber incident response team, or, in the event of more minor incidents, the CISO and his team, takes steps to promptly assess and address the incident, including engaging third parties according to pre-established guidelines. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, including ongoing updates regarding any such incident until it has been addressed.

Item 2. Properties.

We operate 32 manufacturing facilities in 14 states in the U.S. Internationally, we operate 67 manufacturing facilities in 37 countries. We own most of our manufacturing locations. Our manufacturing philosophy is to manufacture products wherever an economic, process or quality assurance advantage exists or where proprietary manufacturing techniques dictate in-house production. Currently, most products that we sell are manufactured at our facilities. We position our manufacturing locations and warehouses in a manner to permit ready access to our customers. In general, manufacturing facilities located in the United States serve our U.S. markets and facilities located outside of the United States serve our international markets. However, most of the United States facilities do manufacture products for export. Many of our properties are used by multiple segments.

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

Our corporate headquarters is comprised of a 17-story building that we own in St. Paul, Minnesota. We also own a 115-acre campus in Eagan, Minnesota that houses a significant research and development center and training facilities as well as several of our administrative functions. We also have a significant business presence in Naperville, Illinois, where our Water and Paper operating segments maintain their principal administrative offices and research center, as well as in Greensboro, North Carolina, where our Specialty operating segment maintains its principal administrative offices and a research center. Our Water operating segment leases administrative and research facilities in Houston, Texas. Our Life Sciences operating segment maintains leased and owned facilities in the greater King of Prussia, PA area for administrative functions, and research and development.

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

Holders

On January 31, 2025, we had 4,561 holders of record of our Common Stock.

Issuer Purchases of Equity Securities

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Period	shares purchased	per share	plans or programs (1)	plans or programs (1)
October 1-31, 2024	-	$-	-	8,781,585
November 1-30, 2024	-	-	-	8,781,585
December 1-31, 2024	-	-	-	8,781,585
Total	-	$-	-	8,781,585

(1)	As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to 10,000,000 common shares. Subject to market conditions, we expect to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

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

Comparability of Results

Impact of Acquisitions and Divestitures

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude the impact of special (gains) and charges, the results of our acquired businesses from the first twelve months post acquisition and the results of divested businesses from the twelve months prior to divestiture. As part of the separation of ChampionX in 2020, we entered into an agreement with ChampionX to provide, receive or transfer certain products for a transitionary period. Transitionary period sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. The remaining sales to ChampionX are recorded in product and equipment sales in the Global Industrial segment along with the related cost of sales. Further, due to the sale of the global surgical solutions business on August 1, 2024, we have excluded the results of the business for August through December 2023 from these organic measures for the year ended December 31, 2023 to remain comparable to the corresponding period in 2024. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

EXECUTIVE SUMMARY

In 2024, we delivered record sales, operating income margin, free cash flow, and adjusted diluted earnings per share. Our team generated high single digit sales growth in Institutional & Specialty and Pest Elimination while Industrial and Healthcare and Life Sciences generated good sales growth. Operating income grew by strong double digits, as strong value pricing, lower delivered product costs, and higher volumes overcame investments in the business.

Sales

Reported sales increased 3% to $15.7 billion in 2024 from $15.3 billion in 2023. When measured in fixed rates of foreign currency exchange, fixed currency sales increased 3% compared to the prior year. Organic sales increased 4% compared to the prior year.

Gross Margin

Our reported gross margin was 43.5% of sales for 2024, compared to our 2023 reported gross margin of 40.2%. Excluding the impact of special (gains) and charges included in cost of sales, our adjusted gross margin was 43.5% in 2024 and 40.4% in 2023. Our gross profit increase reflected strong value pricing and lower delivered product costs.

Operating Income

Reported operating income increased 41% to $2.8 billion in 2024, compared to $2.0 billion in 2023. Adjusted operating income, excluding the impact of special (gains) and charges increased 23% in 2024 as strong value pricing, lower delivered product costs, and higher volumes were partially offset by investments in the business. Organic operating income increased 26% in 2024.

Earnings from Continuing Operations Attributable to Ecolab Per Common Share (“EPS”)

Reported diluted EPS increased 54% to $7.37 in 2024 compared to $4.79 in 2023. Special (gains) and charges had an impact on both years. Special (gains) and charges in 2024 were driven primarily by the gain on sale of the global surgical solutions business and restructuring expense and 2023 were driven primarily by restructuring expense. Adjusted diluted EPS, which excludes the impact of special (gains) and charges and discrete tax items increased 28% to $6.65 in 2024 compared to $5.21 in 2023 which reflected solid organic sales growth, lower delivered product costs and continued investments in the business.

Balance Sheet

We remain committed to maintaining “A” range ratings metrics over the long-term, supported by our current credit ratings of A-/A3/A- by Standard & Poor’s, Moody’s Investor Services and Fitch, respectively. Our strong balance sheet has allowed us continued access to capital at attractive rates.

Cash Flow

Cash flow from operating activities was $2.8 billion in 2024 compared to $2.4 billion in 2023. We continued to generate strong cash flow from operations, allowing us to fund our ongoing operations, investments in our business, acquisitions, debt repayments, pension obligations and return cash to our shareholders through share repurchases and dividend payments.

Dividends

Dividends declared per common share in 2024 was $2.36 per share. In December 2024 we increased our quarterly cash dividend by 14% to $0.65 per share, representing our 33rd consecutive annual dividend rate increase. We have paid cash dividends on our common shares for 88 consecutive years. Our outstanding dividend history reflects our long-term growth and development, strong cash flows, solid financial position and confidence in our business prospects for the years ahead.

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

●	The discount rate assumptions for our U.S. plans are assessed using a yield curve constructed from a subset of bonds yielding greater than the median return from a population of non-callable, corporate bonds that have an average rating of AA when averaging available Moody’s Investor Services, Standard & Poor’s and Fitch ratings. The discount rates are calculated by matching each plans’ projected cash flows to the bond yield curve. For 2024 and 2023, we measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. In determining our U.S. pension obligations and U.S. postretirement health care obligation for 2024, our weighted-average discount rate increased to 5.58% from 4.95% at year-end 2023.

●	The expected rate of return on plan assets reflects asset allocations, investment strategies and views of investment advisors, and represents our expected long-term return on plan assets. Our weighted-average expected returns on U.S. plan assets used in determining the U.S. pension and U.S. postretirement health care expenses was 8.00% for 2024, 7.75% for 2023 and 7.00% for 2022.

●	Projected salary is based on our long-term actual experience, the near-term outlook and assumed inflation. Our weighted-average projected salary increase used in determining the U.S. pension expenses was 3.60% for 2024 and 4.03% for 2023 and 2022.

●	For postretirement benefit measurement purposes as of December 31, 2024, the annual rates of increase in the per capita cost of covered health care were assumed to be 8.59% for pre-65 costs. Post-65 costs are no longer used. The rates are assumed to decrease each year until they reach 4.5% in 2035 and remain at those levels thereafter.

●	We use mortality tables appropriate in the circumstances, which generally are the recently available mortality tables as of the respective U.S. and international measurement dates. Our year-end U.S. valuations reflect mortality tables that estimate the impacts of COVID in an endemic state. This represents a change from prior year when the impact of COVID on future mortality could not be reasonably estimated.

The effects of actual results differing from our assumptions, as well as changes in assumptions, are reflected in the unrecognized gains or losses and amortized into earnings in the future. Significant differences in actual experience or significant changes in assumptions may materially affect future pension and other postretirement obligations and income or expense. The unrecognized net losses on our U.S. qualified and non-qualified pension plans increased to $526 million as of December 31, 2024, from $495 million as of December 31, 2023 (both before tax), primarily due to lower actual return on assets partially offset by current year net actuarial gains.

The effect of a decrease in the discount rate or in the expected return on assets assumption as of December 31, 2024, on the December 31, 2024 defined benefit obligation and 2025 expense is shown below, assuming no changes in benefit levels. Expense amounts reflect the accounting for gains or losses as a component of other comprehensive income or expense and recognition of the impacts into earnings over time:

	Effect on U.S. Pension Plans
		Increase in	Higher
	Assumption	Recorded	2025
(millions)	Change	Obligation	Expense
Discount rate	-.25 pts	$33.5	$2.5
Expected return on assets	-.25 pts	N/A	4.6

	Effect on U.S. Postretirement
	Health Care Benefits Plans
		Increase in	Higher
	Assumption	Recorded	2025
(millions)	Change	Obligation	Expense
Discount rate	-.25 pts	$2.0	$-
Expected return on assets	-.25 pts	N/A	-

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

Unrecognized Tax Benefits

A number of years may elapse before a particular tax matter, for which we have established a liability for unrecognized tax benefits, is audited and finally resolved. The number of tax years with open tax audits varies depending on the tax jurisdiction. The Internal Revenue Service (“IRS”) has completed examinations of our U.S. federal income tax returns through 2018 and the years 2019 through 2020 are currently under audit. In addition to the U.S. federal examinations, we have ongoing audit activity in several U.S. state and foreign jurisdictions.

The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe our tax returns properly reflect the tax consequences of our operations, and our liabilities for unrecognized tax benefits are appropriate and sufficient for the positions taken. Because of the uncertainty of the final outcome of these examinations, we have established a liability for potential reductions of tax benefits (including related interest and penalties) for amounts that do not meet the more-likely-than-not thresholds for recognition and measurement as required by authoritative guidance. The liability for unrecognized tax benefits is reviewed throughout the year, taking into account new legislation, regulations, case law and audit results. Settlement of any particular issue could result in offsets to other balance sheet accounts, cash payments or receipts and/or adjustments to tax expense. Liabilities for unrecognized tax benefits are presented in the Consolidated Balance Sheets within other non-current liabilities. Our gross liability for unrecognized tax benefits was $34.1 million and $24.2 million as of December 31, 2024 and 2023, respectively. For additional information on income taxes refer to Note 12.

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

We review our long-lived and amortizable intangible assets, the net value of which was $6.5 billion and $6.3 billion as of December 31, 2024 and 2023, respectively, for impairment when significant events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset or asset group, a significant adverse change in the manner in which asset or asset groups are being used or history of operating or cash flow losses associated with the use of the asset or asset group. Impairment losses could occur when the carrying amount of an asset or asset group exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s or assets group’s carrying amount over its estimated fair value.

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

Goodwill and Indefinite Life Intangible Assets

Goodwill arises from our acquisitions and represents the excess of the fair value of the purchase consideration exchanged over the fair value of net assets acquired. We had total goodwill of $7.9 billion and $8.1 billion as of December 31, 2024 and 2023, respectively. We test our goodwill for impairment at the reporting unit level. Our reporting units are our eight operating segments. We assess goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, we complete an interim goodwill impairment assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill impairment assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, we will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.

For our annual 2024 goodwill impairment assessment, we completed our impairment assessment for our eight reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. Our goodwill impairment assessments for 2024 indicated the estimated fair values of each of these eight reporting units exceeded the carrying amounts of the respective reporting units by a significant margin. No events were noted during the second half of 2024 that required completion of an interim goodwill impairment assessment in the second half of 2024 for any of our eight reporting units. There has been no impairment of goodwill in any of the periods presented.

The Nalco trade name is our only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. For our annual 2024 indefinite life intangible asset impairment assessment, we completed our impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. Our Nalco tradename impairment assessment for 2024 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. No events were noted during the second half of 2024 that required completion of an interim impairment assessment of our Nalco trade name in the second half of 2024. There has been no impairment of the Nalco trade name intangible since it was acquired.

RESULTS OF OPERATIONS

Net Sales

				Percent Change

(millions)	2024	2023	2022	2024	2023
Product and equipment sales	$12,473.6	$12,316.8	$11,446.2
Service and lease sales	3,267.8	3,003.4	2,741.6
Reported GAAP net sales	15,741.4	15,320.2	14,187.8	3%	8%
Effect of foreign currency translation	131.6	55.3	5.0
Non-GAAP adjusted fixed currency sales	15,873.0	15,375.5	14,192.8	3%	8%
Effect of acquisitions and divestitures	(131.5)	(252.5)	*
Non-GAAP organic sales	$15,741.5	$15,123.0	*	4%	*
* Not meaningful

The percentage components of the year-over-year sales change are shown below:

(percent)	2024	2023
Volume	2%	*	%
Price changes	2	*
Organic sales change	4	*
Acquisitions and divestitures	(1)	*
Fixed currency sales change	3	8
Foreign currency translation	-	-
Reported GAAP net sales change	3%	8%
* Not meaningful

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin (“Gross Margin”)

	2024		2023		2022
		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$6,990.0		$7,389.2		$7,212.8
Service and lease cost of sales	1,909.7		1,765.7		1,618.2
Reported GAAP COS and gross margin	8,899.7	43.5%	9,154.9	40.2%	8,831.0	37.8%
Special (gains) and charges	5.3		22.5		69.9
Non-GAAP adjusted COS and gross margin	$8,894.4	43.5%	$9,132.4	40.4%	$8,761.1	38.2%

Our COS values and corresponding gross margin are shown above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 43.5%, 40.2%, and 37.8% for 2024, 2023 and 2022, respectively. Our 2024, 2023 and 2022 reported gross margins were negatively impacted by special (gains) and charges of $5.3 million, $22.5 million, and $69.9 million, respectively. Special (gains) and charges items impacting COS are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges, our 2024 adjusted gross margin was 43.5% compared against a 2023 adjusted gross margin of 40.4%. Our adjusted gross margin increased when comparing 2024 against 2023 reflecting strong value pricing and lower delivered product costs.

Excluding the impact of special (gains) and charges, our adjusted gross margin was 40.4% and 38.2% for 2023 and 2022, respectively. The increase primarily reflected accelerating value pricing that overcame higher supply chain costs.

Selling, General and Administrative Expenses (“SG&A”)

(percent)	2024	2023	2022
SG&A Ratio	26.9%	26.5%	25.8%

The increased SG&A ratio (SG&A expenses as a percentage of reported net sales) comparing 2024 against 2023 was driven by growth-oriented investments in the business which was partially offset by sales productivity. The increased SG&A ratio (SG&A expenses as a percentage of reported net sales) comparing 2023 against 2022 was driven by higher incentive compensation compared to last year which was partially offset by strong productivity including cost savings initiatives.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income included the following items:

(millions)	2024	2023	2022
Cost of sales
One Ecolab	$1.9	$-	$-
Other restructuring	3.4	22.5	21.4
Acquisition and integration activities	-	-	25.0
Other	-	-	23.5
Cost of sales subtotal	5.3	22.5	69.9

Special (gains) and charges
One Ecolab	98.3	-	-
Other restructuring	21.8	63.2	85.8
Sale of global surgical solutions business	(340.3)	10.3	-
Acquisition and integration activities	12.6	16.1	14.5
Other	18.7	21.8	40.2
Special (gains) and charges subtotal	(188.9)	111.4	140.5

Operating income subtotal	(183.6)	133.9	210.4

Other (income) expense	-	-	50.6

Total special (gains) and charges	($183.6)	$133.9	$261.0

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

In 2024 we recorded restructuring charges of $76.5 million ($59.0 million after tax), or $0.21 per diluted share primarily related to severance and professional services. In addition, we recorded non-restructuring special charges of $23.7 million ($17.9 million after tax), or $0.06 per diluted share in 2024 primarily related to professional services. We have recorded $81.8 million ($63.0 million after tax), or $0.22 per diluted share of cumulative restructuring charges and $23.7 million ($17.9 million after tax), or $0.06 per diluted share of cumulative special charges under the One Ecolab initiative. Net cash payments were $26.9 million during 2024.

The net restructuring liability related to the One Ecolab initiative was $54.9 million as of December 31, 2024. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

One Ecolab has delivered $12 million of cumulative cost savings with estimated annualized cost savings of $140 million in continuing operations by 2027.

Other restructuring

Other restructuring activities are primarily related to the Combined Program which is described below. These activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

Further details related to our restructuring charges are included in Note 3.

Combined Program

In November 2022, we approved a Europe cost savings program. In February 2023, we expanded our previously announced Europe cost savings program to focus on our Institutional and Healthcare businesses in other regions. In connection with the expanded program (the “Combined Program”), we expected to incur total pre-tax charges of $195 million ($150 million after tax) or $0.52 per diluted share. These restructuring charges were completed at the end of 2024. Program actions included headcount reductions from terminations, not filling certain open positions, and facility closures. The Combined Program charges were primarily cash expenditures related to severance and asset disposals.

In anticipation of this Combined Program, a limited number of actions were taken in the fourth quarter of 2022. As a result, we reclassified $19.3 million ($14.5 million after tax) or $0.05 per diluted share from other restructuring to the Combined Program in the first quarter of 2023.

In 2024, 2023 and 2022 we recorded restructuring charges of $25.2 million ($18.6 million after tax) or $0.06 per diluted share, $77.7 million ($66.4 million after tax) or $0.23 per diluted share and $67.2 million ($56.0 million after tax) or $0.20 per diluted share, respectively, primarily related to severance and professional services. Restructuring activities were completed at the end of 2024, with total costs $184.1 million ($151.5 million after tax), or $0.53 per diluted share.

We reclassified $5.3 million ($4.0 million after tax) or $0.01 per diluted share from the combined restructuring program to other restructuring activities in the second quarter of 2024.

The net liability related to the Combined Program was $12.8 million and $43.1 million as of December 31, 2024 and 2023, respectively. Net cash payments were $48.9 million and non-cash net charges were $1.3 million during 2024.The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

The Combined Program has delivered our targeted $175 million of annual cost savings.

Other Restructuring Activities

During 2024, we recorded restructuring charges of $10.6 million ($8.0 million after tax), or $0.03 per diluted share related to an immaterial restructuring plan approved in the second quarter. This plan became part of the One Ecolab initiative in the third quarter.

During 2023 and 2022, we recorded restructuring charges of $8.0 million ($6.0 million after tax), or $0.03 per diluted share and $40.0 million ($31.1 million after tax), or $0.11 per diluted share, respectively, related to immaterial or subsequently concluded restructuring programs. The charges were primarily related to severance and asset write-offs.

The restructuring liability balance for all other restructuring plans excluding the One Ecolab and Combined Program, were $6.5 million and $8.2 million as of December 31, 2024 and 2023, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2024 related to all other restructuring plans excluding the One Ecolab and Combined Programs were $2.2 million.

Sale of global surgical solutions business

On April 27, 2024, we reached a definitive agreement to sell our global surgical solutions business, which closed on August 1, 2024. During 2024 we recorded a gain on sale of $355.9 million ($257.7 million after tax) or ($0.90) per diluted share, as described in Note 4. Excluding the gain on sale, we recorded charges of $15.6 million ($12.0 million after tax) or $0.05 per diluted share in 2024, which are primarily related to professional fees to support the sale. During 2023 we recorded charges of $10.3 million ($7.7 million after tax) or $0.03 per diluted share, primarily related to professional fees to support the sale.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2024 include $12.6 million ($9.6 million after tax) or $0.03 per diluted share, primarily related to the Purolite transaction.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2023 include $16.1 million ($12.0 million after tax) or $0.04 per diluted share. Charges are integration related costs primarily related to the Purolite transaction.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2022 include $14.5 million ($11.4 million after tax) or $0.04 per diluted share. Charges are related primarily to the Purolite transaction and consist of integration related costs, advisory and legal fees. Acquisition and integration related costs reported in product and equipment cost of sales on the Consolidated Statements of Income in 2022 include $25.0 million ($19.6 million after tax) or $0.07 per diluted share. Charges are related primarily to the recognition of fair value step-up in the Purolite inventory and other integration costs.

Other operating activities

During 2022, we recorded other operating activities to cost of sales on the Consolidated Statements of Income of $23.5 million ($19.6 million after tax), or $0.06 per diluted share relating primarily to COVID-19 activities.

During 2024, we recorded other operating activities to special (gains) and charges on the Consolidated Statements of Income of $18.7 million ($13.9 million after tax), or $0.05 per diluted share, relating primarily to a liability relating to a prior divestiture, COVID-19 activities, and certain legal charges. During 2023 and 2022, we recorded other operating activities to special (gains) and charges on the Consolidated Statements of Income of $21.8 million ($16.7 million after tax), or $0.05 per diluted share, and $40.2 million ($31.4 million after tax), or $0.11 per diluted share, respectively, relating primarily to certain legal charges.

Other (income) expense

During 2022, we incurred settlement expense recorded in other (income) expense on the Consolidated Statements of Income of $50.6 million ($38.2 million after tax) or $0.13 per diluted share, respectively, related to U.S. pension plan lump-sum payments to retirees.

Operating Income and Operating Income Margin

				Percent Change

(millions)	2024	2023	2022	2024	2023
Reported GAAP operating income	$2,802.4	$1,992.3	$1,562.5	41%	28%
Special (gains) and charges	(183.6)	133.9	210.4
Non-GAAP adjusted operating income	2,618.8	2,126.2	1,772.9	23	20
Effect of foreign currency translation	32.9	9.4	(5.3)
Non-GAAP adjusted fixed currency operating income	2,651.7	2,135.6	1,767.6
Effect of acquisitions and divestitures	(7.5)	(38.4)	*
Non-GAAP organic operating income	$2,644.2	$2,097.2	*	26%	*
* Not meaningful

(percent)	2024	2023	2022
Reported GAAP operating income margin	17.8%	13.0%	11.0%
Non-GAAP adjusted operating income margin	16.6%	13.9%	12.5%
Non-GAAP adjusted fixed currency operating income margin	16.7%	13.9%	12.5%
Non-GAAP organic operating income margin	16.8%	13.9%	*
* Not meaningful

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by sales.

Our reported operating income was $2,802.4 million, $1,992.3 million and $1,562.5 for 2024, 2023 and 2022, respectively. Our 2024, 2023 and 2022 operating incomes were negatively (positively) impacted by special (gains) and charges of ($183.6 million), $133.9 million, and $210.4 million, respectively.

Excluding the impacts of special (gains) and charges, 2024 adjusted operating income increased 23% as strong value pricing, lower delivered product costs, and higher volumes were partially offset by investments in the business. Excluding the impacts of special (gains) and charges 2023 adjusted operating income increased 20% as strong pricing overcame investments in the business including incentive compensation, higher supply chain costs and unfavorable mix.

Other (Income) Expense

(millions)	2024	2023	2022
Reported GAAP other (income) expense	($51.3)	($59.9)	($24.5)
Special (gains) and charges	-	-	50.6
Non-GAAP adjusted other (income) expense	($51.3)	($59.9)	($75.1)

Our reported other income was $51.3 million, $59.9 million and $24.5 million in 2024, 2023 and 2022, respectively. Other (income) expense decreased when comparing 2024 against 2023 primarily due to higher pension costs. Other (income) expense increased when comparing 2023 against 2022 as higher pension costs were more than offset by the comparison to last year’s $50.6 million settlement expense related to U.S. pension plan lump-sum payments to retirees. Excluding the impact of settlements and curtailments recorded in special (gains) and charges during 2024, 2023 and 2022, our adjusted other income was $51.3 million, $59.9 million and $75.1 million, respectively.

Interest Expense, Net

(millions)	2024	2023	2022
Reported GAAP interest expense, net	$282.5	$296.7	$243.6

Our reported net interest expense totaled $282.5 million, $296.7 million and $243.6 million during 2024, 2023 and 2022, respectively.

The decrease in net interest expense when comparing 2024 against 2023 was driven primarily by lower interest expense from the repayment of our January 2024 note and the impact from higher interest income earned on cash balances driven by strong free cash flows and proceeds from the sale of the global surgical solutions business. The increase in interest expense when comparing 2023 against 2022 was driven primarily by the higher average interest rates on outstanding debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

(percent)	2024	2023	2022
Reported GAAP tax rate	17.1%	20.6%	17.5%
Tax rate impact of:
Special (gains) and charges	(1.1)	(0.1)	0.5
Discrete tax items	3.3	(0.6)	0.7
Non-GAAP adjusted tax rate	19.3%	19.9%	18.7%

Our reported tax rate was 17.1%, 20.6%, and 17.5%, for 2024, 2023 and 2022, respectively. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized a net tax benefit related to discrete tax items of $78.6 million during 2024. Discrete items include tax benefits of $62.1 million associated with capital losses and $30.4 million of additional basis of foreign intangible assets. The remaining net discrete tax expense of $13.9 million was primarily related to the filing of federal, state and foreign tax returns and other income tax adjustments including the impact of changes in tax laws, audit settlements, share-based compensation excess tax benefit and other changes in estimates.

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

The change in our adjusted tax rates from 2023 to 2024 was primarily driven by geographic income mix. Future comparability of our adjusted tax rate may be impacted by various factors, including but not limited to other changes in global tax rules, further tax planning projects and geographic income mix.

Net Income Attributable to Ecolab

				Percent Change

(millions)	2024	2023	2022	2024	2023
Reported GAAP net income attributable to Ecolab	$2,112.4	$1,372.3	$1,091.7	54%	26%
Adjustments:
Special (gains) and charges, after tax	(126.7)	109.2	207.3
Discrete tax net (benefit) expense	(78.6)	11.2	(11.8)
Non-GAAP adjusted net income attributable to Ecolab	$1,907.1	$1,492.7	$1,287.2	28%	16%

Diluted EPS

				Percent Change

(dollars)	2024	2023	2022	2024	2023
Reported GAAP diluted EPS	$7.37	$4.79	$3.81	54%	26%
Adjustments:
Special (gains) and charges, after tax	(0.44)	0.38	0.72
Discrete tax net (benefit) expense	(0.28)	0.04	(0.04)
Non-GAAP adjusted diluted EPS	$6.65	$5.21	$4.49	28%	16%

Per share amounts do not necessarily sum due to rounding.

Currency translation had an unfavorable ($0.09) impact on reported and adjusted diluted EPS when comparing 2024 to 2023 and unfavorable ($0.05) impact when comparing 2023 to 2022.

SEGMENT PERFORMANCE

The non-U.S. dollar functional currency international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates established by management for 2024. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2. Additional information about our reportable segments is included in Note 18.

Fixed currency net sales and operating income for 2024, 2023 and 2022 for our reportable segments are shown in the following tables.

Net Sales				Percent Change

(millions)	2024	2023	2022	2024	2023
Global Industrial	$7,857.2	$7,640.5	$7,172.6	3%	7%
Global Institutional & Specialty	5,413.9	5,014.6	4,433.2	8	13
Global Healthcare & Life Sciences	1,434.1	1,607.5	1,534.3	(11)	5
Global Pest Elimination	1,167.8	1,070.2	963.5	9	11
Corporate	-	42.7	89.2	(100)	(52)
Subtotal at fixed currency	15,873.0	15,375.5	14,192.8	3	8
Effect of foreign currency translation	(131.6)	(55.3)	(5.0)
Consolidated reported GAAP net sales	$15,741.4	$15,320.2	$14,187.8	3%	8%

Operating Income				Percent Change

(millions)	2024	2023	2022	2024	2023
Global Industrial	$1,300.6	$1,122.0	$948.9	16%	18%
Global Institutional & Specialty	1,182.7	841.8	631.9	40	33
Global Healthcare & Life Sciences	147.2	160.8	193.4	(8)	(17)
Global Pest Elimination	220.4	210.4	197.3	5	7
Corporate	(15.8)	(332.8)	(414.3)	(95)	(20)
Subtotal at fixed currency	2,835.1	2,002.2	1,557.2	42	29
Effect of foreign currency translation	(32.7)	(9.9)	5.3
Consolidated reported GAAP operating income	$2,802.4	$1,992.3	$1,562.5	41%	28%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	Year ended
	December 31
Net Sales	2024			2023
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$7,857.2	($89.3)	$7,767.9	$7,640.5	($26.7)	$7,613.8
Global Institutional & Specialty	5,413.9	(32.0)	5,381.9	5,014.6	-	5,014.6
Global Healthcare & Life Sciences	1,434.1	-	1,434.1	1,607.5	(183.1)	1,424.4
Global Pest Elimination	1,167.8	(10.2)	1,157.6	1,070.2	-	1,070.2
Corporate	-	-	-	42.7	(42.7)	-
Subtotal at fixed currency	15,873.0	(131.5)	15,741.5	15,375.5	(252.5)	15,123.0
Effect of foreign currency translation	(131.6)			(55.3)
Consolidated reported GAAP net sales	$15,741.4			$15,320.2

Operating Income	2024			2023
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Industrial	$1,300.6	($6.1)	$1,294.5	$1,122.0	($1.3)	$1,120.7
Global Institutional & Specialty	1,182.7	(1.8)	1,180.9	841.8	-	841.8
Global Healthcare & Life Sciences	147.2	-	147.2	160.8	(35.7)	125.1
Global Pest Elimination	220.4	0.4	220.8	210.4	-	210.4
Corporate	(199.2)	-	(199.2)	(199.4)	(1.4)	(200.8)
Non-GAAP adjusted fixed currency operating income	2,651.7	(7.5)	2,644.2	2,135.6	(38.4)	2,097.2
Special (gains) and charges	(183.4)			133.4
Subtotal at fixed currency	2,835.1			2,002.2
Effect of foreign currency translation	(32.7)			(9.9)
Consolidated reported GAAP operating income	$2,802.4			$1,992.3

Global Industrial

	2024	2023	2022
Sales at fixed currency (millions)	$7,857.2	$7,640.5	$7,172.6
Sales at public currency (millions)	7,777.2	7,626.5	7,197.1

Organic sales change	2%	*
Acquisitions and divestitures	1%	*
Fixed currency sales change	3%	7%
Foreign currency translation	(1)%	(1)%
Public currency sales change	2%	6%

Operating income at fixed currency (millions)	$1,300.6	$1,122.0	$948.9
Operating income at public currency (millions)	1,280.5	1,122.0	959.8

Fixed currency operating income change	16%	18%
Fixed currency operating income margin	16.6%	14.7%	13.2%
Organic operating income change	16%	*
Organic operating income margin	16.7%	14.7%	*
Public currency operating income change	14%	17%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Industrial increased in 2024 driven by strong new business wins and value pricing which overcame uneven end-market trends. Organic sales for Global Industrial increased in 2023 driven by strong pricing and new business wins partially offset by weaker markets.

At an operating segment level, Water organic sales increased 3% in 2024 reflecting strong growth in downstream and light water. Water organic sales increased 8% in 2023 driven by strong pricing and new business wins. Light water reported strong sales growth in 2024 driven by strong performance across institutional, food & beverage and high-tech and good sales growth in 2023 driven by strong performance across high-tech and institutional. Heavy water in 2024 reported sales growth driven by new business wins that overcame softer market trends in primary metals and chemicals and good sales growth in 2023 driven by strong pricing, gains in primary metals and growth in chemicals. Downstream reported strong sales growth in 2024 driven by strong growth in refining and water management and strong growth in 2023 driven by innovative water treatment programs. Food & Beverage organic sales increased 1% in 2024 as good new business wins more than offset continued soft industry trends and comparisons to last year’s strong growth. Organic sales increased 9% in 2023 reflecting continued pricing, strong performance in dairy, and solid growth in beverage & brewing and animal health. Paper organic sales were flat in 2024 as strong new business wins were offset by soft but stabilizing customer production rates. Organic sales decreased 1% in 2023 as pricing and new business wins were offset by easing customer production rates.

Operating Income

Organic operating income and organic operating income margins for Global Industrial increased in both 2024 and 2023 when compared to prior periods.

Organic operating income margins increased 2.0 percentage points during 2024 compared to 2023, as the 4.2 percentage point positive impacts of lower delivered product costs, strong pricing, and higher volumes were partially offset by the 2.3 percentage point negative impacts of investments in the business. Organic operating income margins increased in 2023 compared to 2022, as the positive impacts of strong pricing overcame the negative impacts of investments in business including incentive compensation, lower volume, and higher supply chain costs.

Global Institutional & Specialty

	2024	2023	2022
Sales at fixed currency (millions)	$5,413.9	$5,014.6	$4,433.2
Sales at public currency (millions)	5,382.6	4,999.2	4,432.1

Organic sales change	7%	*
Acquisitions and divestitures	1%	*
Fixed currency sales change	8%	13%
Foreign currency translation	-%	-%
Public currency sales change	8%	13%

Operating income at fixed currency (millions)	$1,182.7	$841.8	$631.9
Operating income at public currency (millions)	1,173.8	838.7	632.5

Fixed currency operating income change	40%	33%
Fixed currency operating income margin	21.8%	16.8%	14.3%
Organic operating income change	40%	*
Organic operating income margin	21.9%	16.8%	*
Public currency operating income change	40%	33%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Institutional & Specialty increased in 2024 continuing to significantly outperform end-market trends. The 2023 sales increased driven by strong pricing and new business wins.

At an operating segment level, Institutional organic sales increased 7% in 2024 reflecting sales growth across restaurants and lodging. Organic sales increased 12% in 2023, driven by strong pricing and new business wins. Specialty organic sales increased 7% in 2024 and 13% in 2023 reflecting growth in quick service and food retail in both years.

Operating Income

Organic operating income and organic operating income margin for our Global Institutional & Specialty segment increased in both 2024 and 2023 when compared to prior periods.

Organic operating income margins increased 5.1 percentage points during 2024, as the 6.6 percentage point positive impacts from strong pricing, lower supply chain costs and higher volumes were partially offset by the 1.9 percentage point negative impacts of investments in the business. Organic operating income margins increased during 2023, as the positive impact from strong pricing and cost savings initiatives overcame the negative impacts of investments in the business including incentive compensation and higher supply chain costs.

Global Healthcare & Life Sciences

	2024	2023	2022
Sales at fixed currency (millions)	$1,434.1	$1,607.5	$1,534.3
Sales at public currency (millions)	1,418.8	1,586.0	1,510.5

Organic sales change	1%	*
Acquisitions and divestitures	(11)%	*
Fixed currency sales change	(11)%	5%
Foreign currency translation	-%	-%
Public currency sales change	(11)%	5%

Operating income at fixed currency (millions)	$147.2	$160.8	$193.4
Operating income at public currency (millions)	143.3	154.9	189.4

Fixed currency operating income change	(8)%	(17)%
Fixed currency operating income margin	10.3%	10.0%	12.6%
Organic operating income change	18%	*
Organic operating income margin	10.3%	8.8%	*
Public currency operating income change	(7)%	(18)%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Reported sales for 2024 reflected the sale of Ecolab’s global surgical solutions business, which closed in the third quarter 2024. Organic sales for Global Healthcare & Life Sciences increased in 2024 as compared to 2023 driven by continued growth in Life Sciences partially offset by modestly lower Healthcare sales. Organic sales for Global Healthcare & Life Sciences increased in 2023 as compared to 2022 driven by strong pricing and new business wins.

At an operating segment level, Healthcare organic sales decreased 1% in 2024 as strategic low margin business exits were partially offset by value pricing. Organic sales increased 7% in 2023 driven by pricing and strong growth in North America. Life Sciences organic sales increased 3% in 2024 reflecting new business wins and progressively improving industry trends. Organic sales increased 1% in 2023 as pricing was more than offset by soft near-term industry demand.

Operating Income

Organic operating income and organic operating income margins for our Global Healthcare & Life Sciences segment both increased in 2024 when compared to 2023. Organic operating income and organic operating income margins for our Global Healthcare & Life Sciences segment both decreased in 2023 when compared to 2022.

Organic operating income margins increased 1.5 percentage points in 2024, as the 3.5 percentage point positive impact from strong pricing and lower supply chain costs were partially offset by the 1.6 percentage point negative impacts from lower volumes in the business. Organic operating income margins decreased in 2023, as the positive impact from strong pricing was more than offset by the negative impacts from targeted investments in the business, unfavorable mix and higher supply chain costs.

Global Pest Elimination

	2024	2023	2022
Sales at fixed currency (millions)	$1,167.8	$1,070.2	$963.5
Sales at public currency (millions)	1,162.8	1,066.0	959.0

Organic sales change	8%	*
Acquisitions and divestitures	1%	*
Fixed currency sales change	9%	11%
Foreign currency translation	-%	-%
Public currency sales change	9%	11%

Operating income at fixed currency (millions)	$220.4	$210.4	$197.3
Operating income at public currency (millions)	219.5	209.7	195.6

Fixed currency operating income change	5%	7%
Fixed currency operating income margin	18.9%	19.7%	20.5%
Organic operating income change	5%	*
Organic operating income margin	19.1%	19.7%	*
Public currency operating income change	5%	7%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Organic sales for Global Pest Elimination increased 8% in 2024 led by strong growth in food & beverage, restaurants and food retail.

Operating Income

Organic operating income in Global Pest Elimination increased in 2024 compared to 2023. Organic operating income margins decreased in 2024 when compared to 2023.

Organic operating income margins in Global Pest Elimination decreased 0.6 percentage points in 2024, as the 4.4 percentage point positive impacts from strong pricing and higher volumes were more than offset by the 5.8 percentage point negative impacts of investments in the business and costs associated with a fourth quarter spike in accidents.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 37 include sales to ChampionX in accordance with the transitional supply agreement entered into with the transaction post-separation, as discussed in Note 17, intangible asset amortization specifically from the Nalco and Purolite transactions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 33.

FINANCIAL POSITION, CASH FLOW AND LIQUIDITY

Financial Position

Total assets were $22.4 billion as of December 31, 2024, compared to total assets of $21.8 billion as of December 31, 2023.

Total liabilities were $13.6 billion as of December 31, 2024, compared to total liabilities of $13.8 billion as of December 31, 2023. Total debt was $7.6 billion as of December 31, 2024 and $8.2 billion as of December 31, 2023. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to EBITDA is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

	2024	2023	2022
(ratio)
Net debt to EBITDA	1.7	2.4	3.2

(millions)
Total debt	$7,564.9	$8,181.8	$8,580.4
Cash	1,256.8	919.5	598.6
Net debt	$6,308.1	$7,262.3	$7,981.8

Net income including noncontrolling interest	$2,131.9	$1,393.0	$1,108.9
Provision for income taxes	439.3	362.5	234.5
Interest expense, net	282.5	296.7	243.6
Depreciation	634.9	616.7	618.5
Amortization	300.5	306.9	320.2
EBITDA	$3,789.1	$2,975.8	$2,525.7

Cash Flows

Operating Activities

				Dollar Change

(millions)	2024	2023	2022	2024	2023
Cash provided by operating activities	$2,813.9	$2,411.8	$1,788.4	$402.1	$623.4

We continue to generate cash flow from operations allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases.

Cash provided by operating activities increased $402 million in 2024 compared to 2023, driven by a $739 million increase in net income less $258 million net gain on sale of global surgical solutions business.

Cash provided by operating activities increased $623 million in 2023 compared to 2022, driven primarily by $332 million net favorable change in working capital and $284 million increase in net income. The cash flow impact from working capital was primarily driven by improvement in inventory due to management efforts following easing global supply chain constraints and an improvement in receivables offset by a decrease in accounts payable primarily associated with our inventory reduction efforts.

The impact on operating cash flows of pension and postretirement plan contributions, cash activity related to restructuring, cash paid for income taxes and cash paid for interest, are shown in the following table:

				Dollar Change

(millions)	2024	2023	2022	2024	2023
Pensions and postretirement plan contributions	$54.4	$109.3	$64.3	($54.9)	$45.0
Restructuring payments	78.0	118.3	41.0	(40.3)	77.3
Income tax payments	647.4	469.2	308.9	178.2	160.3
Interest payments	342.6	324.8	222.4	17.8	102.4

Investing Activities

				Dollar Change

(millions)	2024	2023	2022	2024	2023
Cash used for investing activities	($433.8)	($990.5)	($716.8)	$556.7	($273.7)

Cash provided by (used for) investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as from capital investments in the business.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures were $995 million, $775 million and $713 million in 2024, 2023 and 2022, respectively.

Total cash provided by (used for) acquisitions, net of cash acquired along with dispositions, net of cash divested, in 2024, 2023 and 2022 was $313 million, $180 million and $7 million, respectively. Our acquisitions and divestitures are discussed further in Note 4. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

Financing Activities

				Dollar Change

(millions)	2024	2023	2022	2024	2023
Cash used for financing activities	($2,024.1)	($1,054.7)	($837.3)	($969.4)	($217.4)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

There were no long-term debt issuances in 2024 or 2023. We issued $500 million par value and received $494 million in proceeds of long-term debt in 2022. The proceeds received from the debt issuances were used for repayment of outstanding debt, repayment of commercial paper and general corporate purposes. In addition, we had commercial paper and notes payable net issuances of $2 million in 2024 and net repayments of $2 million and $404 million in 2023 and 2022, respectively. We repaid $630 million and $500 million of long-term debt in 2024 and 2023, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $987 million, $14 million, and $518 million of shares in 2024, 2023 and 2022, respectively.

The impact on financing cash flows of commercial paper and notes payable repayments, long-term debt borrowings and long-term debt repayments, are shown in the following table:

				Dollar Change

(millions)	2024	2023	2022	2024	2023
Net issuances (repayments) of commercial paper and notes payable	$1.9	($1.9)	($404.3)	$3.8	$402.4
Long-term debt borrowings	-	-	494.0	-	(494.0)
Long-term debt repayments	(630.4)	(500.0)	-	(130.4)	(500.0)

In December 2024, we increased our quarterly dividend rate by 14%. This represents the 33rd consecutive year we have increased our dividend. We have paid dividends on our common stock for 88 consecutive years. We paid dividends of $664 million, $617 million and $603 million in 2024, 2023 and 2022, respectively. Cash dividends declared per share of common stock, by quarter, for each of the last three years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2024	$0.57	$0.57	$0.57	$0.65	$2.36
2023	$0.53	$0.53	$0.53	$0.57	$2.16
2022	$0.51	$0.51	$0.51	$0.53	$2.06

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

As of December 31, 2024, we had $1,257 million of cash and cash equivalents on hand, of which $382 million was held outside of the U.S. As of December 31, 2023, we had $920 million of cash and cash equivalents on hand, of which $880 million was held outside of the U.S. Our cash balance is intended to fund current maturities of long-term debt. We will continue to evaluate our cash position in light of future developments.

In January 2024, we repaid €575 million ($630 million) of long-term debt.

As of December 31, 2024, we had a $2.0 billion multi-year credit facility, which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At year end, we had no commercial paper outstanding under our U.S. program nor our Euro program. There were no borrowings under our credit facility as of December 31, 2024 or 2023. As of December 31, 2024, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

Additionally, we have uncommitted credit lines with major international banks and financial institutions. These credit lines support our daily global funding needs, primarily our global cash pooling structures. As of December 31, 2024 we had $165 million of bank supported letters of credit, surety bonds and guarantees outstanding in support of our commercial business transactions. We do not have any other significant unconditional purchase obligations or commercial commitments.

As of December 31, 2024, Standard & Poor’s, Fitch and Moody’s rated our long-term credit at A- (stable outlook), A- (stable outlook) and A3 (stable outlook), respectively. A reduction in our credit ratings could limit or preclude our ability to issue commercial paper under our current programs or could also adversely affect our ability to renew existing, or negotiate new, credit facilities in the future and could increase the cost of these facilities.

As of December 31, 2024, we were in compliance with our debt covenants and other requirements of our credit agreements and indentures.

A schedule of our various obligations as of December 31, 2024 are summarized in the following table:

		Payments Due by Period
		Less			More
		Than	2-3	4-5	Than
(millions)	Total	1 Year	Years	Years	5 Years
Notes payable	$4	$4	$-	$-	$-
One-time transition tax	68	32	36	-	-
Long-term debt	7,561	612	1,696	500	4,753
Operating leases	809	159	268	130	252
Interest*	3,526	295	543	379	2,309
Total	$11,968	$1,102	$2,543	$1,009	$7,314

*Interest on variable rate debt was calculated using the interest rate at year end 2024.

As of December 31, 2024, our gross liability for unrecognized tax benefits was $34 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.

We do not have required minimum cash contribution obligations for our qualified pension plans in 2024. We are required to fund certain international pension benefit plans in accordance with local legal requirements. We estimate contributions to be made to our international plans will approximate $48 million in 2025. These amounts have been excluded from the schedule of contractual obligations.

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

We enter into foreign currency forward contracts to hedge certain intercompany financial arrangements, and to hedge against the effect of exchange rate fluctuations on transactions related to cash flows denominated in currencies other than U.S. dollars. We use net investment hedges as hedging instruments to manage risks associated with our investments in foreign operations. As of December 31, 2024, we had a total of €575 million senior notes designated as net investment hedges.

We enter into cross-currency swap derivative contracts to hedge certain Euro denominated exposures from our investments in certain of its Euro denominated functional currency subsidiaries. We use net investment hedges as hedging instruments to manage risks associated with our investments in foreign operations. As of December 31, 2024, we had €1,575 million of cross-currency swap derivative contracts outstanding designated as a net investment hedge.

We enter into cross-currency swap derivative contracts to hedge certain Chinese Yuan (“CNY”) denominated exposures from our investments in certain CNY denominated functional currency subsidiaries. We use net investment hedges as hedging instruments to manage risks associated with our investments in foreign operations. As of December 31, 2024, we had CNH 3,619 million (CNH is the CNY traded in the offshore market) of cross-currency swap derivative contracts outstanding designated as a net investment hedge.

We manage interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of December 31, 2024, we had $1,500 million of interest rate swaps outstanding.

Refer to Note 8 for further information on our hedging activity.

Based on a sensitivity analysis (assuming a 10% change in market rates) of our foreign exchange and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would increase/decrease our financial position and liquidity by approximately $262 million. The effect on our results of operations would be substantially offset by the impact of the hedged items.

GLOBAL ECONOMIC AND POLITICAL ENVIRONMENT

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina, Turkey and Egypt are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina, Turkey and Egypt. During 2024, sales in Argentina, Turkey and Egypt represented approximately 1% of our consolidated sales. Assets held in Argentina, Turkey and Egypt at the end of 2024 represented less than 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination to limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments, such as the imposition of additional sanctions by the United States. Our Russian and Ukraine operations represented approximately 1% of our 2024 consolidated net sales. We recorded charges of $1.4 million and $13.1 million in 2023 and 2022, respectively, primarily related to recoverability risk of certain assets in both Russia and Ukraine. We cannot predict the progress or outcome of world geopolitical events, including the Russia and Ukraine conflict, or the consequences thereof.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2.

SUBSEQUENT EVENTS

In February 2025, we entered into cross-currency swap derivative contracts with notional amounts of €300 million and CAD 280 million. These cross-currency swap derivative contracts are designated as net investment hedges of our Euro or CAD denominated exposures from our investments in certain of our Euro or CAD denominated functional currency subsidiaries.

Effective in the first quarter of 2025, we modified our organizational structure. As a result, our Global Industrial reportable segment was renamed Global Water and includes the Light & Heavy (previously named Water), Food & Beverage, and Paper operating segments. Our Global Institutional & Specialty reportable segment continues to include the Institutional and Specialty operating segments. Our former healthcare operating segment moved into the Institutional operating segment. Global Life Sciences was elevated to a standalone reportable segment. The Global Pest Elimination segment remains a standalone reportable segment.

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

Our non-GAAP adjusted financial measures for cost of sales, gross margin, operating income and other (income) expense exclude the impact of special (gains) and charges and our non-GAAP adjusted financial measures for tax rate, net income attributable to Ecolab and diluted earnings per share further exclude the impact of discrete tax items. We include items within special (gains) and charges and discrete tax items that we believe can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results. After tax special (gains) and charges are derived by applying the applicable local jurisdictional tax rate to the corresponding pre-tax special (gains) and charges.

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

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude the impact of special (gains) and charges, the results of our acquired businesses from the first twelve months post acquisition and the results of divested businesses from the twelve months prior to divestiture. Further, due to the sale of the global surgical solutions business on August 1, 2024, we have excluded the results of the business for August through December 2023 from these organic measures for the years ended December 31, 2023 to remain comparable to the corresponding period in 2024. As part of the separation of ChampionX in 2020, we entered into an agreement with ChampionX to provide, receive or transfer certain products for a transitionary period. Transitionary period sales of product to ChampionX under this agreement are recorded in product and equipment sales in Corporate along with the related cost of sales. The remaining sales to ChampionX are recorded in product and equipment sales in the Global Industrial segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the design and operating effectiveness of internal control over financial reporting was conducted based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2024.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 as stated in their report which is included herein.

Christophe Beck	Scott D. Kirkland
Chairman and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ecolab Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Certain U.S. Defined Benefit Pension Plan Obligations

As described in Note 16 to the consolidated financial statements, the Company’s projected benefit obligations for U.S. pension plans was $1,790.6 million as of December 31, 2024, of which a majority relates to certain U.S. pension plans. The measurement of the Company’s pension benefit obligations are dependent on a variety of assumptions determined by management and used by actuaries in their valuation method and calculations. The significant assumptions used in developing the required estimates of the projected benefit obligations are the discount rates, expected returns on assets, projected salary increases, and mortality tables.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 21, 2025

We have served as the Company’s auditor since 1970.

CONSOLIDATED STATEMENTS OF INCOME

(millions, except per share amounts)	2024	2023	2022

Product and equipment sales	$12,473.6	$12,316.8	$11,446.2
Service and lease sales	3,267.8	3,003.4	2,741.6
Net sales	15,741.4	15,320.2	14,187.8
Product and equipment cost of sales	6,990.0	7,389.2	7,212.8
Service and lease cost of sales	1,909.7	1,765.7	1,618.2
Cost of sales (including special charges (a))	8,899.7	9,154.9	8,831.0
Selling, general and administrative expenses	4,228.2	4,061.6	3,653.8
Special (gains) and charges	(188.9)	111.4	140.5
Operating income	2,802.4	1,992.3	1,562.5
Other (income) expense (b)	(51.3)	(59.9)	(24.5)
Interest expense, net	282.5	296.7	243.6
Income before income taxes	2,571.2	1,755.5	1,343.4
Provision for income taxes	439.3	362.5	234.5
Net income including noncontrolling interest	2,131.9	1,393.0	1,108.9
Net income attributable to noncontrolling interest	19.5	20.7	17.2
Net income attributable to Ecolab	$2,112.4	$1,372.3	$1,091.7

Earnings attributable to Ecolab per common share
Basic	$ 7.43	$ 4.82	$ 3.83
Diluted	$ 7.37	$ 4.79	$ 3.81

Weighted-average common shares outstanding
Basic	284.3	285.0	285.2
Diluted	286.6	286.5	286.6

(a)	Cost of sales includes special (gains) and charges of $5.3 in 2024, $14.5 in 2023, and $65.0 in 2022, which is recorded in product and equipment cost of sales. Cost of sales includes special (gains) and charges of $8.0 in 2023 and $4.9 in 2022, which is recorded in service and lease cost of sales.
(b)	Other (income) expense includes special charges of $50.6 in 2022.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(millions)	2024	2023	2022

Net income including noncontrolling interest	$2,131.9	$1,393.0	$1,108.9

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(187.1)	10.0	(333.4)
Gain (loss) on net investment hedges	52.4	(73.1)	108.3
Total foreign currency translation adjustments	(134.7)	(63.1)	(225.1)

Derivatives and hedging instruments	8.7	(7.8)	(1.2)

Pension and postretirement benefits	(5.6)	(55.1)	130.3

Subtotal	(131.6)	(126.0)	(96.0)

Total comprehensive income, including noncontrolling interest	2,000.3	1,267.0	1,012.9
Comprehensive income attributable to noncontrolling interest	19.5	18.5	13.0
Comprehensive income attributable to Ecolab	$1,980.8	$1,248.5	$999.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(millions, except per share amounts)	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$1,256.8	$919.5
Accounts receivable, net	2,865.0	2,834.2
Inventories	1,464.9	1,497.2
Other current assets	439.0	393.2
Total current assets	6,025.7	5,644.1
Property, plant and equipment, net	3,752.4	3,474.6
Goodwill	7,907.3	8,148.2
Other intangible assets, net	3,308.8	3,493.5
Operating lease assets	723.2	553.5
Other assets	670.4	532.7
Total assets	$22,387.8	$21,846.6

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$615.7	$630.4
Accounts payable	1,810.0	1,566.3
Compensation and benefits	727.4	655.5
Income taxes	127.0	158.7
Other current liabilities	1,512.7	1,334.9
Total current liabilities	4,792.8	4,345.8
Long-term debt	6,949.2	7,551.4
Pension and postretirement benefits	634.9	651.7
Deferred income taxes	280.0	418.2
Operating lease liabilities	575.5	425.5
Other liabilities	366.2	381.8
Total liabilities	13,598.6	13,774.4
Commitments and contingencies (Note 15)

Equity (a)
Common stock	367.8	365.7
Additional paid-in capital	7,159.6	6,766.7
Retained earnings	11,517.1	10,075.4
Accumulated other comprehensive loss	(1,982.0)	(1,850.4)
Treasury stock	(8,305.2)	(7,312.7)
Total Ecolab shareholders’ equity	8,757.3	8,044.7
Noncontrolling interest	31.9	27.5
Total equity	8,789.2	8,072.2
Total liabilities and equity	$22,387.8	$21,846.6

(a)	Common stock, 800.0 shares authorized, $1.00 par value, 283.4 shares outstanding at December 31, 2024 and 285.4 shares outstanding at December 31, 2023. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)	2024	2023	2022

OPERATING ACTIVITIES
Net income including noncontrolling interest	$2,131.9	$1,393.0	$1,108.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	634.9	616.7	618.5
Amortization	300.5	306.9	320.2
Deferred income taxes	(190.5)	(55.7)	(142.6)
Share-based compensation expense	134.8	95.1	87.8
Pension and postretirement plan contributions	(54.4)	(109.3)	(64.3)
Pension and postretirement plan expense (income), net	14.3	3.1	45.5
Restructuring charges, net of cash paid	23.7	(32.6)	66.2
Gain on sale of global surgical solutions business	(381.7)	-	-
Other, net	24.3	31.9	24.9
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(146.7)	(84.3)	(319.6)
Inventories	(115.6)	320.3	(402.9)
Other assets	(24.3)	72.2	(278.2)
Accounts payable	300.0	(232.3)	394.7
Other liabilities	162.7	86.8	329.3
Cash provided by operating activities	2,813.9	2,411.8	1,788.4

INVESTING ACTIVITIES
Capital expenditures	(994.5)	(774.8)	(712.8)
Property and other assets sold	11.3	9.9	2.2
Acquisitions and investments in affiliates, net of cash acquired	(312.9)	(180.4)	(7.2)
Divestiture of businesses, net of cash divested	889.7	-	-
Other, net	(27.4)	(45.2)	1.0
Cash used for investing activities	(433.8)	(990.5)	(716.8)

FINANCING ACTIVITIES
Net issuances (repayments) of commercial paper and notes payable	1.9	(1.9)	(404.3)
Long-term debt borrowings	-	-	494.0
Long-term debt repayments	(630.4)	(500.0)	-
Reacquired shares	(986.5)	(13.7)	(518.2)
Dividends paid	(664.3)	(617.3)	(602.8)
Exercise of employee stock options	259.4	96.8	29.1
Hedge settlements	(0.6)	(15.3)	172.0
Other, net	(3.6)	(3.3)	(7.1)
Cash used for financing activities	(2,024.1)	(1,054.7)	(837.3)

Effect of exchange rate changes on cash and cash equivalents	(18.7)	(45.7)	4.4

Increase in cash and cash equivalents	337.3	320.9	238.7
Cash and cash equivalents, beginning of period	919.5	598.6	359.9
Cash and cash equivalents, end of period	$1,256.8	$919.5	$598.6

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$647.4	$469.2	$308.9
Net interest paid	342.6	324.8	222.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Year ended December 31, 2024, 2023 and 2022
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2021	$364.1	$6,464.6	$8,814.5	($1,634.8)	($6,784.2)	$7,224.2	$28.9	$7,253.1

Net income			1,091.7			1,091.7	17.2	1,108.9
Other comprehensive income (loss) activity				(91.8)		(91.8)	(4.2)	(96.0)
Cash dividends declared (a)			(587.4)			(587.4)	(20.0)	(607.4)
Fair value adjustment of prior acquisition						-	0.6	0.6
Stock options and awards	0.6	115.6			1.4	117.6		117.6
Reacquired shares					(518.2)	(518.2)		(518.2)
Balance, December 31, 2022	364.7	6,580.2	9,318.8	(1,726.6)	(7,301.0)	7,236.1	22.5	7,258.6

Net income			1,372.3			1,372.3	20.7	1,393.0
Other comprehensive income (loss) activity				(123.8)		(123.8)	(2.2)	(126.0)
Cash dividends declared (a)			(615.7)			(615.7)	(13.5)	(629.2)
Changes in noncontrolling interests		(4.5)				(4.5)		(4.5)
Stock options and awards	1.0	191.0			2.0	194.0		194.0
Reacquired shares					(13.7)	(13.7)		(13.7)
Balance, December 31, 2023	365.7	6,766.7	10,075.4	(1,850.4)	(7,312.7)	8,044.7	27.5	8,072.2

Net income			2,112.4			2,112.4	19.5	2,131.9
Other comprehensive income (loss) activity				(131.6)		(131.6)		(131.6)
Cash dividends declared (a)			(670.7)			(670.7)	(15.1)	(685.8)
Stock options and awards	2.1	392.9			3.6	398.6		398.6
Reacquired shares					(996.1)	(996.1)		(996.1)
Balance, December 31, 2024	$367.8	$7,159.6	$11,517.1	($1,982.0)	($8,305.2)	$8,757.3	$31.9	$8,789.2

(a)	Dividends declared per common share were $2.36, $2.16, and $2.06 in 2024, 2023 and 2022, respectively.

COMMON STOCK ACTIVITY

	2024		2023		2022
	Common	Treasury	Common	Treasury	Common	Treasury
Year ended December 31	Stock	Stock	Stock	Stock	Stock	Stock
Shares, beginning of year	365,748,640	(80,300,109)	364,711,841	(80,261,501)	364,139,362	(77,255,713)
Stock options	1,772,396	31,531	802,645	14,629	276,059	14,525
Stock awards	297,139	51,791	234,154	30,437	296,420	17,794
Reacquired shares	-	(4,246,642)	-	(83,674)	-	(3,038,107)
Shares, end of year	367,818,175	(84,463,429)	365,748,640	(80,300,109)	364,711,841	(80,261,501)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Ecolab is a global leader in water, hygiene and infection prevention solutions and services that protect people and vital resources. The Company delivers comprehensive solutions, data-driven insights and personalized service to advance food safety, maintain clean and safe environments, optimize water and energy use and improve operational efficiencies and sustainability for customers in the food, healthcare, high-tech, life sciences, hospitality and industrial markets in more than 170 countries.

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

The Company is aligned into four reportable segments: Global Industrial, Global Institutional & Specialty, Global Healthcare & Life Sciences and Global Pest Elimination as discussed in Note 18 Operating Segments and Geographical Information.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries in which the Company has a controlling financial interest. Investments in companies, joint ventures or partnerships in which the Company does not have control but has the ability to exercise significant influence over operating and financial decisions, are reported using the equity method of accounting. The measurement alternative is used for investments in companies, joint ventures and partnerships over which the Company has neither control nor significant influence and for which the investment does not have a readily determinable fair value. Under the measurement alternative, investments are recorded at cost and adjusted for impairments, if any, or observable price changes. International subsidiaries are included in the financial statements on the basis of their U.S. GAAP November 30 fiscal year ends to facilitate the timely inclusion of such entities in the Company’s consolidated financial reporting. All intercompany transactions and profits are eliminated in consolidation.

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

The Company’s allowance for the expected return of products shipped and credits related to pricing or quantities shipped was $53 million, $72 million, and $59 million as of December 31, 2024, 2023 and 2022, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

(millions)	2024	2023	2022

Beginning balance	$77.3	$71.9	$52.8
Bad debt expense	46.9	54.0	38.1
Write-offs	(51.0)	(46.2)	(21.1)
Other (a)	(3.2)	(2.4)	2.1
Ending balance	$70.0	$77.3	$71.9

(a)	Other amounts are primarily the effects of changes in currency translations and acquired balances.

Inventory Valuations

Inventories are valued at the lower of cost or net realizable value. Certain U.S. inventory costs are determined on a last-in, first-out (“LIFO”) basis. LIFO inventories represented 31% and 30% of consolidated inventories as of December 31, 2024 and 2023 respectively. All other inventory costs are determined using either the average cost or first-in, first-out (“FIFO”) methods. Inventory values at FIFO, as shown in Note 5, approximate replacement cost.

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

Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives ranging from 5 to 40 years for buildings and leasehold improvements, 3 to 20 years for machinery and equipment, 3 to 20 years for merchandising and customer equipment and 3 to 7 years for capitalized software. The straight-line method of depreciation reflects an appropriate allocation of the cost of the assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Depreciation expense was $635 million, $617 million and $619 million for 2024, 2023 and 2022, respectively.

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

During the second quarter of 2024, the Company completed its annual goodwill impairment assessment for its eight reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. The Company’s goodwill impairment assessments for 2024 indicated the estimated fair values of each of these eight reporting units exceeded the carrying amounts of the respective reporting unit by a significant margin. The Company evaluates the need to complete interim goodwill impairment assessments when significant events or changes in business circumstances indicate that it is more likely than not that the carrying amount of a reporting unit may be higher than its fair value. No events were noted during the second half of 2024 that required completion of an interim goodwill impairment assessment for any of the Company’s eight reporting units. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company’s reportable segments were as follows:

		Global	Global	Global
	Global	Institutional	Healthcare &	Pest
(millions)	Industrial	& Specialty	Life Sciences	Elimination	Other	Total
December 31, 2022	$4,081.8	$567.6	$3,125.4	$-	$237.9	$8,012.7
Segment change (a)	102.3	-	-	135.6	(237.9)	-
December 31, 2022 recast	4,184.1	567.6	3,125.4	135.6	-	8,012.7
Current year business combinations (b)	30.8	39.3	-	-	-	70.1
Effect of foreign currency translation	28.6	3.1	33.0	0.7	-	65.4
December 31, 2023	$4,243.5	$610.0	$3,158.4	$136.3	$-	$8,148.2
Current year business combinations (b)	116.2	6.5	-	33.9	-	156.6
Prior year business combinations (c)	1.2	-	-	-	-	1.2
Divestiture of businesses (d)	-	-	(305.9)	-	-	(305.9)
Effect of foreign currency translation	(56.0)	(3.3)	(32.7)	(0.8)	-	(92.8)
December 31, 2024	$4,304.9	$613.2	$2,819.8	$169.4	$-	$7,907.3

(a)	Relates to reclassifications made to reportable segments in the current year. Effective January 1, 2024, the Company’s former Textile Care and Colloidal Technologies Group (“CTG”) operating segments are now part of the Water operating segment which continues to remain in the Global Industrial reportable segment. Additionally, the Pest Elimination operating segment, formerly aggregated with the Textile Care and CTG operating segments within Other, is now reported as the stand-alone Global Pest Elimination reportable segment. After these changes, the Company has eight operating segments aligned with eight reporting units. Refer to Note 18 for further information.
(b)	Represents goodwill associated with current year acquisitions. For 2024, approximately $132 of goodwill related to businesses acquired is expected to be tax deductible related primarily to the acquisition of Barclay Water Management. For 2023, approximately $62 of goodwill related to businesses acquired is expected to be tax deductible related primarily to the acquisitions of Chemlink Laboratories LLC and Flottec, LLC. Refer to Note 4 for additional information.
(c)	Represents purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.
(d)	Represents goodwill associated with the sale of the global surgical solutions business (refer to Note 4 for additional information).

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. During the second quarter of 2024, the Company completed its annual impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rate and discount rates. The Company’s Nalco trade name impairment assessment for 2024 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. No events were noted during the second half of 2024 that required completion of an interim impairment assessment of the Company’s Nalco trade name. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technology primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. The weighted-average useful life of amortizable intangible assets was 15 years as of both December 31, 2024 and 2023.

The weighted-average useful life by type of amortizable asset at December 31, 2024 were as follows:

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

(millions)
2022	$320
2023	307
2024	301
2025	293
2026	287
2027	165
2028	157
2029	149

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

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

(millions, except per share)	2024	2023	2022

Net income attributable to Ecolab	$2,112.4	$1,372.3	$1,091.7

Weighted-average common shares outstanding
Basic	284.3	285.0	285.2
Effect of dilutive stock options and units	2.3	1.6	1.4
Diluted	286.6	286.5	286.6

Earnings attributable to Ecolab per common share
Basic EPS	$7.43	$4.82	$3.83
Diluted EPS	$7.37	$4.79	$3.81

Anti-dilutive securities excluded from the computation of diluted EPS	0.6	4.3	3.9

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

Supplier Finance

In the second quarter of 2024, the Company commenced a voluntary supply chain finance program (the “Program”) to provide certain suppliers with the opportunity to sell receivables due from the Company to a participating financial institution at the sole discretion of both the suppliers and the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial institution, and the Company’s obligation to its suppliers, including amounts due and scheduled payment terms, are not impacted by the Company’s suppliers’ decisions to sell amounts under these arrangements. All Company payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The range of payment terms the Company negotiates with its suppliers is consistent, irrespective of whether a supplier participates in the Program.

All outstanding payments owed under the Program are recorded within Accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in Accounts payable within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program are not material as of December 31, 2024.

Other Significant Accounting Policies

The following table includes a reference to additional significant accounting policies that are described in other notes to the financial statements, including the note number:

Policy	Note
Fair value measurements	7
Derivatives and hedging transactions	8
Share-based compensation	10
Research and development expenditures	14
Legal contingencies	15
Pension and post-retirement benefit plans	16
Reportable segments	18

New Accounting Pronouncements

Standards That Are Not Yet Adopted:
	Date of		Required Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2024-03 and ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	November 2024

The amendments in this ASU are intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis.

Effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted.

The updates required by this standard should be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of adoption and additional disclosure requirements.

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

January 1, 2024

The Company adopted the standard and applied the amendments retrospectively to all periods presented. Adoption of this standard impacted the disclosures within the financial statements, but did not have an impact on the Company's financial position or the results of operations.

No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the Company’s consolidated financial statements.

3. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income included the following:

(millions)	2024	2023	2022
Cost of sales
One Ecolab	$1.9	$-	$-
Other restructuring	3.4	22.5	21.4
Acquisition and integration activities	-	-	25.0
Other	-	-	23.5
Cost of sales subtotal	5.3	22.5	69.9

Special (gains) and charges
One Ecolab	98.3	-	-
Other restructuring	21.8	63.2	85.8
Sale of global surgical solutions business	(340.3)	10.3	-
Acquisition and integration activities	12.6	16.1	14.5
Other	18.7	21.8	40.2
Special (gains) and charges subtotal	(188.9)	111.4	140.5

Operating income subtotal	(183.6)	133.9	210.4

Other (income) expense	-	-	50.6

Total special (gains) and charges	($183.6)	$133.9	$261.0

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

In 2024 the Company recorded restructuring charges of $76.5 million ($59.0 million after tax) related to severance and professional services. In addition, the Company recorded non-restructuring special charges of $23.7 million ($17.9 million after tax) in 2024 primarily related to professional services. The Company has recorded $81.8 million ($63.0 million after tax) of cumulative restructuring charges and $23.7 million ($17.9 million after tax) of cumulative special charges under the One Ecolab initiative. Net cash payments were $26.9 million during 2024.

The net restructuring liability related to the One Ecolab initiative was $54.9 million as of December 31, 2024. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the One Ecolab initiative since inception of the underlying actions includes the following items:

	Employee	Asset
	Costs	Disposals	Other	Total
(millions)
2024 Activity
Recorded expense (income) and accrual	$46.3	$-	$30.2	$76.5
Net cash payments	-	-	(26.9)	(26.9)
Non-cash net charges	-	-	-	-
Reclassification	-	-	5.3	5.3
Restructuring liability, December 31, 2024	$46.3	$-	$8.6	$54.9

Other restructuring activities

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

Combined Program

In November 2022 the Company approved a Europe cost savings program. In February 2023, the Company expanded its previously announced Europe cost savings program to focus on its Institutional and Healthcare businesses in other regions. In connection with the expanded program (“Combined Program”), the Company expected to incur total pre-tax charges of $195 million ($150 million after tax). The Company completed these restructuring charges at the end of 2024. Program actions included headcount reductions from terminations, not filling certain open positions, and facility closures. The Combined Program charges were primarily cash expenditures related to severance and asset disposals.

In anticipation of this Combined Program, a limited number of actions were taken in the fourth quarter of 2022. As a result, the Company reclassified $19.3 million ($14.5 million after tax) from other restructuring to the Combined Program in the first quarter of 2023.

In 2024, 2023 and 2022 the Company recorded restructuring charges of $25.2 million ($18.6 million after tax), $77.7 million ($66.4 million after tax) and $67.2 million ($56.0 million after tax), respectively, primarily related to severance and professional services. Restructuring activities were completed at the end of 2024, with total costs $184.1 million ($151.5 million after tax).

The Company reclassified $5.3 million ($4.0 million after tax) from the Combined restructuring program to other restructuring activities in the second quarter of 2024.

Net cash payments were $48.9 million and non-cash net charges were $1.3 million during 2024. The net liability related to the Combined Program was $12.8 million and $43.1 million as of December 31, 2024 and 2023, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Combined Program since inception of the underlying actions includes the following:

	Employee	Asset
(millions)	Costs	Disposals	Other	Total
2022 Activity
Recorded expense and accrual	$67.2	$-	$-	$67.2
Net cash payments	(5.2)	-	-	(5.2)
Net restructuring liability, December 31, 2022	62.0	-	-	62.0

2023 Activity
Recorded expense and accrual	47.0	14.0	16.7	77.7
Net cash payments	(85.2)	-	(16.7)	(101.9)
Non-cash charges	-	(14.0)	-	(14.0)
Reclassification	19.3	-	-	19.3
Net restructuring liability, December 31, 2023	43.1	-	-	43.1

2024 Activity
Recorded expense and accrual	3.8	1.3	20.1	25.2
Net cash payments	(34.1)	-	(14.8)	(48.9)
Non-cash charges	-	(1.3)	-	(1.3)
Reclassification	-	-	(5.3)	(5.3)
Net restructuring liability, December 31, 2024	$12.8	$-	$-	$12.8

Other Restructuring Activities

During 2024, the Company recorded restructuring charges of $10.6 million ($8.0 million after tax) related to an immaterial restructuring plan approved in the second quarter. This plan became part of the One Ecolab initiative in the third quarter.

During 2023 and 2022, the Company recorded restructuring charges of $8.0 million ($6.0 million after tax) and $40.0 million ($31.1 million after tax), respectively, related to immaterial or subsequently concluded restructuring programs. The charges primarily related to severance and asset write-offs.

The restructuring liability balance for all other restructuring plans excluding the One Ecolab and Combined Program, were $6.5 million and $8.2 million as of December 31, 2024 and 2023, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2024 related to all other restructuring plans excluding the One Ecolab and Combined Programs were $2.2 million.

Sale of global surgical solutions business

On April 27, 2024, the Company reached a definitive agreement to sell its global surgical solutions business, which closed on August 1, 2024. During 2024 the Company recorded a gain on sale of $355.9 million ($257.7 million after tax) as described in Note 4. Excluding the gain on sale, the Company recorded charges of $15.6 million ($12.0 million after tax) in 2024, which are primarily related to professional fees to support the sale. During 2023 the Company recorded charges of $10.3 million ($7.7 million after tax) primarily related to professional fees to support the sale.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2024 include $12.6 million ($9.6 million after tax) related primarily to the Purolite transaction.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2023 include $16.1 million ($12.0 million after tax). Charges are integration related costs primarily related to the Purolite transaction.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $14.5 million ($11.4 million after tax) in 2022. Charges are related primarily to the Purolite transaction and consisted of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statements of Income in 2022 include $25.0 million ($19.6 million after tax) and are related to the recognition of fair value step-up in the Purolite inventory and other integration costs.

Other operating activities

During 2022, the Company recorded other operating activities to cost of sales on the Consolidated Statements of Income of $23.5 million ($19.6 million after tax), relating primarily to COVID-19 activities.

During 2024, the Company recorded other operating activities to special (gains) and charges on the Consolidated Statements of Income of $18.7 million ($13.9 million after tax), relating primarily to a liability relating to a prior divestiture, COVID-19 activities, and certain legal charges. During 2023 and 2022, the Company recorded other operating activities to special (gains) and charges on the Consolidated Statements of Income of $21.8 million ($16.7 million after tax) and $40.2 million ($31.4 million after tax), respectively, relating primarily to certain legal charges.

Other (income) expense

During 2022, the Company incurred pension settlement expense recorded in other (income) expense on the Consolidated Statements of Income of $50.6 million ($38.2 million after tax), respectively, related to U.S. pension plan lump-sum payments to retirees.

4. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheets based on estimates of the fair value of assets acquired, liabilities assumed and noncontrolling interests acquired as of the acquisition date. Goodwill is recognized in the amount that the purchase consideration paid exceeds the fair value of the net assets acquired. Purchase consideration includes both cash paid and the fair value of noncash consideration exchanged, including stock and/or contingent consideration exchanged, and is reduced by the amount of cash or cash equivalents acquired. Acquisitions during 2024, 2023 and 2022 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

2024 Activity

In November 2024, the Company acquired Barclay Water Management, a fast-growing provider of water safety and digital monitoring solutions for industrial and institutional customers based primarily in the northeastern U.S for total consideration of $262.2 million in cash. The acquisition became part of the Global Industrial reporting segment. The purchase accounting for this acquisition is preliminary and subject to change as the Company finalizes the valuation of intangible assets, income tax balances and working capital. The goodwill arising from the acquisition of Barclay Water Management is tax deductible.

During 2024, the Company completed an immaterial acquisition which became part of the Global Institutional & Specialty reporting segment. The Company also completed two immaterial acquisitions both of which became part of the Global Pest Elimination reporting segment. The purchase accounting for these acquisitions is preliminary and subject to change as the Company finalizes the valuation of intangible assets, income tax balances and working capital. The goodwill arising from these acquisitions is tax deductible.

2023 Activity

In November 2023, the Company acquired Flottec, LLC, a U.S.-based provider of flotation products and services for the mineral processing industry. The move will expand Nalco Water’s flotation offerings and its work to serve the industry from mine to metal. The acquisition became part of the Global Industrial reporting segment. The purchase accounting for this acquisition was finalized in the fourth quarter of 2024 and no further purchase accounting adjustments will be recorded. The goodwill arising from the acquisition of Flottec, LLC is tax deductible.

In May 2023, the Company acquired Chemlink Laboratories LLC, a U.S.-based producer of small format cleaning solutions. The Company made two other immaterial acquisitions during the second quarter of 2023. All three acquisitions became part of the Global Institutional & Specialty reporting segment. The purchase accounting for these acquisitions was finalized in the second quarter of 2024 and no further purchase accounting adjustments will be recorded. The goodwill arising from the acquisition of Chemlink Laboratories LLC is tax deductible.

2022 Activity

No acquisitions occurred during 2022.

Acquisitions

The components of the cash paid for acquisitions (as further disclosed above), for 2024, 2023 and 2022, are shown in the following table:

(millions)	2024	2023	2022
Net tangible assets (liabilities) acquired	$22.7	$20.8	$-

Identifiable intangible assets
Customer relationships	118.3	60.8	-
Trademarks	5.7	-	-
Non-compete agreements	1.6	2.1	-
Other technologies	17.6	25.8	-
Total intangible assets	143.2	88.7	-

Goodwill	156.7	70.2	-
Total aggregate purchase price	322.6	179.7	-

Acquisition-related liabilities and contingent consideration	(12.9)	(3.9)	-
Total cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration, net of cash acquired	$309.7	$175.8	$-

During 2024, the Company recorded purchase accounting adjustments associated with its 2023 acquisition of Flottec, LLC and two other immaterial acquisitions. As a result of these purchase accounting adjustments, the Company made $3.2 million of acquisition-related payments, acquisition related net tangible assets decreased by $2.5 million, definite-lived intangible assets increased by $1.0 million and goodwill increased by $1.2 million.

During 2023, the Company recorded purchase accounting adjustments. As a result of these purchase accounting adjustments, the Company made $4.1 million of acquisition-related payments, acquisition related net tangible assets increased by $1.7 million, acquisition related liabilities and contingent consideration decreased by $1.7 million and goodwill increased by $0.7 million.

During 2022, the Company recorded purchase accounting adjustments associated with the finalization of the purchase accounting for its acquisitions of Purolite, LLC, TechTex Holdings Limited, National Wiper Alliance, Inc. and EPN Water Col, Ltd. As a result of these purchase accounting adjustments, the Company made $7.2 million of acquisition-related payments, acquisition related net tangible assets decreased by $55.6 million, definite-lived intangible assets decreased by $191.0 million, and goodwill increased by $253.8 million.

The weighted average useful lives of identifiable intangible assets acquired during 2024 and 2023 were 15 and 12 years, respectively. No intangible assets were acquired during 2022.

Dispositions

On April 27, 2024, the Company entered into an agreement to sell its global surgical solutions business for total consideration of $950 million, subject to certain working capital and other purchase price adjustments. On August 1, 2024, the Company closed the sale and received $926 million in cash, after deducting for defined working capital and other purchase price adjustments. In December 2024, the Company recorded an additional purchase price adjustment, reducing the purchase price by approximately $16.1 million, which is expected to be paid in cash in the first quarter of 2025. For the year ended December 31, 2024, the Company recorded an associated pre-tax gain within Special (Gains) and Charges in the Consolidated Statements of Income of $355.9 million ($257.7 million after tax), which includes $49.7 million of transaction costs and other adjustments.

The global surgical solutions business did not meet the criteria to be classified as a discontinued operation. As a result, the Company continued to report its operating results in the Global Healthcare & Life Sciences reportable segment through closing of the transaction on August 1, 2024.

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

August 1
(millions)	2024

Assets held for sale
Cash and cash equivalents	$36.6
Accounts receivable, net	55.0
Inventories	89.0
Other current assets	7.6
Property, plant and equipment, net	65.1
Goodwill	305.9
Other intangible assets, net	22.4
Operating lease assets	8.2
Other assets	43.0
Total assets held for sale	$632.8

Liabilities held for sale
Accounts payable	$38.6
Compensation and benefits	5.9
Other current liabilities	40.6
Postretirement health care and pension benefits	6.7
Operating lease liabilities	5.6
Other liabilities	30.8
Total liabilities held for sale	$128.2

No dispositions were significant to the Company’s consolidated financial statements for 2023 or 2022.

5. BALANCE SHEET INFORMATION

	December 31	December 31
(millions)	2024	2023
Accounts receivable, net
Accounts receivable	$2,987.5	$2,983.2
Allowance for expected credit losses and other accruals	(122.5)	(149.0)
Total	$2,865.0	$2,834.2

Inventories
Finished goods	$962.2	$911.4
Raw materials and parts	607.4	704.7
Inventories at FIFO cost	1,569.6	1,616.1
FIFO cost to LIFO cost difference	(104.7)	(118.9)
Total	$1,464.9	$1,497.2

Other current assets
Prepaid assets	$151.4	$143.9
Taxes receivable	163.3	186.9
Derivative assets	13.4	3.3
Other	110.9	59.1
Total	$439.0	$393.2

Property, plant and equipment, net
Land	$144.5	$155.6
Buildings and leasehold improvements	1,152.8	1,171.0
Machinery and equipment	2,248.5	2,113.8
Merchandising and customer equipment	2,925.3	2,758.4
Capitalized software	1,037.8	985.9
Construction in progress	679.3	470.1
	8,188.2	7,654.8
Accumulated depreciation	(4,435.8)	(4,180.2)
Total	$3,752.4	$3,474.6

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,279.8	3,385.1
Patents	504.6	503.6
Trademarks	371.9	406.5
Other technologies	541.8	551.2
	4,698.1	4,846.4
Accumulated amortization
Customer relationships	(1,814.1)	(1,805.0)
Patents	(340.6)	(319.4)
Trademarks	(236.3)	(238.0)
Other technologies	(228.3)	(220.5)
	(2,619.3)	(2,582.9)
Net intangible assets subject to amortization	2,078.8	2,263.5
Total	$3,308.8	$3,493.5

Other assets
Deferred income taxes	$155.5	$119.3
Pension	151.0	118.4
Derivative asset	45.1	23.6
Other	318.8	271.4
Total	$670.4	$532.7

	December 31	December 31
(millions)	2024	2023
Other current liabilities
Discounts and rebates	$452.2	$438.8
Dividends payable	184.2	162.7
Interest payable	62.6	68.5
Taxes payable, other than income	171.8	153.2
Derivative liability	3.0	3.7
Restructuring	71.6	48.9
Contract liability	102.0	110.9
Operating lease liabilities	142.3	126.1
Other	323.0	222.1
Total	$1,512.7	$1,334.9

Accumulated other comprehensive income (loss)
Unrealized (loss) gain on derivative financial instruments, net of tax	$4.6	($4.1)
Unrecognized pension and postretirement benefit expense, net of tax	(538.4)	(534.7)
Cumulative translation, net of tax	(1,448.2)	(1,311.6)
Total	($1,982.0)	($1,850.4)

6. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations, along with applicable interest rates as of December 31, 2024 and 2023:

	2024		2023
		Average		Average
	Carrying	Interest	Carrying	Interest
(millions)	Value	Rate	Value	Rate
Short-term debt
Commercial paper	$-	-%	$-	-%
Notes payable	3.6	7.28%	1.8	8.29%
Long-term debt, current maturities	612.1		628.6
Total	$615.7		$630.4

Line of Credit

As of December 31, 2024, the Company had in place a $2.0 billion multi-currency revolving credit facility which expires in April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of December 31, 2024 and 2023.

The Company has $301 million of available bank supported letters of credit, surety bonds and guarantees available in support of its commercial business transactions of which $165 million is outstanding as of December 31, 2024.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. and Euro commercial paper programs as of December 31, 2024 and 2023.

As of December 31, 2024, the Company’s short-term borrowing program was rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of December 31, 2024 and 2023, the Company had $3.6 million and $1.8 million, respectively, outstanding under these credit lines. Approximately $2,153 million and $1,829 million of these credit lines were available for use as of December 31, 2024 and 2023, respectively.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, along with applicable interest rates as of December 31, 2024 and 2023:

		2024				2023
			Stated	Effective		Stated	Effective
	Maturity	Carrying	Interest	Interest	Carrying	Interest	Interest
(millions)	by Year	Value	Rate	Rate	Value	Rate	Rate

Long-term debt
Public notes (2024 principal amount)
Seven year 2016 senior notes (€575 million)	2024	$-	-%	-%	$625.9	1.00%	1.19%
Ten year 2015 senior notes (€575 million)	2025	607.8	2.63%	2.88%	625.1	2.63%	2.88%
Ten year 2016 senior notes ($750 million)	2026	735.2	2.70%	3.96%	728.2	2.70%	4.07%
Ten year 2017 senior notes ($500 million)	2027	456.5	3.25%	8.54%	448.3	3.25%	8.43%
Six Year 2021 senior notes ($500 million)	2027	498.2	1.65%	1.73%	497.4	1.65%	1.83%
Five Year 2022 senior notes ($500 million)	2028	495.6	5.25%	5.08%	494.2	5.25%	5.60%
Ten year 2020 senior notes ($698 million)	2030	657.2	4.80%	6.52%	662.7	4.80%	6.19%
Ten year 2020 senior notes ($600 million)	2031	559.3	1.30%	3.17%	561.0	1.30%	3.21%
Eleven year 2021 senior notes ($650 million)	2032	645.8	2.13%	1.59%	645.2	2.13%	2.06%
Thirty year 2011 senior notes ($389 million)	2041	385.0	5.50%	5.62%	384.7	5.50%	5.62%
Thirty year 2016 senior notes ($200 million)	2046	197.5	3.70%	3.80%	197.4	3.70%	3.80%
Thirty year 2017 senior notes ($484 million)	2047	428.2	3.95%	4.79%	426.8	3.95%	4.79%
Thirty year 2020 senior notes ($500 million)	2050	491.4	2.13%	2.23%	491.1	2.13%	2.23%
Thirty year 2021 senior notes ($850 million)	2051	839.7	2.70%	2.78%	839.3	2.70%	2.78%
Thirty-four year 2021 senior notes ($685 million)	2055	541.2	2.75%	3.86%	539.2	2.75%	3.86%
Finance lease obligations and other		22.7			13.5
Total debt		7,561.3			8,180.0
Long-term debt, current maturities		(612.1)			(628.6)
Total long-term debt		$6,949.2			$7,551.4

Public Notes

In November 2022, the Company issued $500 million in aggregate principal five year fixed rate notes with a coupon rate of 5.25%. The proceeds are intended to be used for general corporate purposes, which may include, without limitation, repayment of commercial paper borrowings or other indebtedness. The notes mature January 2028.

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

Covenants and Future Maturities

The Company is in compliance with all covenants under the Company’s outstanding indebtedness at December 31, 2024.

As of December 31, 2024, the aggregate annual maturities of long-term debt for the next five years were:

(millions)
2025	$612
2026	738
2027	958
2028	498
2029	2

Net Interest Expense

Interest expense and interest income incurred during 2024, 2023 and 2022 were as follows:

(millions)	2024	2023	2022
Interest expense	$340.3	$348.9	$252.1
Interest income	(57.8)	(52.2)	(8.5)
Interest expense, net	$282.5	$296.7	$243.6

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	December 31, 2024
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$38.4	$-	$38.4	$-
Cross-currency swap derivative contracts	119.0	-	119.0	-

Liabilities
Foreign currency forward contracts	28.0	-	28.0	-
Interest rate swap agreements	138.5	-	138.5	-
Cross-currency swap derivative contracts	56.4	-	56.4	-

	December 31, 2023
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$26.6	$-	$26.6	$-
Cross-currency swap derivative contracts	29.1	-	29.1	-

Liabilities
Foreign currency forward contracts	27.0	-	27.0	-
Interest rate swap agreements	146.5	-	146.5	-
Cross-currency swap derivative contracts	24.9	-	24.9	-

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

Contingent consideration obligations are recognized and measured at fair value at the acquisition date and thereafter until settlement or expiration. Contingent consideration is classified within Level 3 as the underlying fair value is determined using income-based valuation approaches appropriate for the terms and conditions of each respective contingent consideration. The consideration expected to be transferred is based on the Company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration during 2024, 2023 and 2022 were not significant to the Company’s consolidated financial statements.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	December 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$7,561.3	$6,662.1	$8,180.0	$7,552.5

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	December 31	December 31	December 31	December 31
(millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments
Foreign currency forward contracts	$11.4	$6.7	$3.2	$5.2
Interest rate swap agreements	-	-	138.5	146.5
Cross-currency swap derivative contracts	82.1	29.1	19.5	24.9

Derivatives not designated as hedging instruments
Foreign currency forward contracts	27.0	19.9	24.8	21.8
Cross-currency swap derivative contracts	36.9	-	36.9	-
Gross value of derivatives	157.4	55.7	222.9	198.4

Gross amounts offset in the Consolidated Balance Sheets	(98.9)	(28.8)	(98.9)	(28.8)
Net value of derivatives	$58.5	$26.9	$124.0	$169.6

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	December 31	December 31
(millions)	2024	2023

Foreign currency forward contracts	$3,175	$3,745
Interest rate swap agreements	1,500	1,500
Cross-currency swap derivative contracts	2,745	998

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

Fair Value Hedges

The Company manages interest expense using a mix of fixed and floating rate debt. To help manage exposure to interest rate movements and to reduce borrowing costs, the Company may enter into interest rate swaps under which the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense, net and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense, net. These fair value hedges are highly effective and thus, there is no impact on earnings due to hedge ineffectiveness.

In aggregate, the Company has entered into a series of interest rate swap agreements to convert $1.5 billion of its debt from a fixed interest rate to a floating interest rate. The fixed interest rates range from 1.3% to 4.8% and mature between 2026 and 2031. These interest rate swap agreements are designated as fair value hedges.

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 31 2024 and 2023:

Line item in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
(millions)	2024	2023	2024	2023
Long-term debt	$1,361.1	$1,353.7	($141.3)	($148.6)

Net Investment Hedges

In November 2023, the Company elected to de-designate as a net investment hedge €316 million of its Euro debt maturing on January 15, 2024. In January 2024, the Company repaid €575 million ($630 million) of long-term debt and settled the remaining €259 million net investment hedge related to that Euro debt. The Company designates its remaining outstanding €575 million ($608 million as of year-end 2024) senior notes (“Euronotes”) and related accrued interest as a hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

In May 2024, the Company entered into a Euro cross-currency swap derivative contract with a notional amount of €300 million. In July 2024, the Company entered into Euro cross-currency swap derivative contracts with notional amounts of €200 million, €100 million and €100 million. In October 2024, the Company entered into Euro cross-currency swap derivative contracts with notional amounts €150 million and €100 million. In November 2024, the Company entered into a series of Euro cross-currency swap derivative contracts effectively replacing two existing cross-currency swap derivative contracts with a total notional amount of €300 million. As a result, the Company has swapped €300 million of notional value.

In aggregate, the Company maintains a series of Euro cross-currency swap derivative contracts that are designated as net investment hedges of the Company’s Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of December 31, 2024, the Company had €1,575 million ($1,631 million) cross-currency swap derivative contracts outstanding designated as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

In October 2024, the Company entered into CNH cross-currency swap derivative contracts with a notional amount of CNH 714 million and CNH 713 million. In aggregate, the Company maintains a series of CNH cross-currency swap derivative contracts that are designated as net investment hedges of its Chinese Yuan (“CNY”) denominated exposures from the Company’s investments in certain CNY denominated functional currency subsidiaries. The cross-currency swap derivative contracts exchange fixed-rate payments in USD for fixed-rate payments in CNH. As of December 31, 2024, the Company had CNH 3,619 million ($493 million) cross-currency swap derivative contracts outstanding designated as a hedge of the Company’s net investment in foreign operations. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The interest income or expense from these swaps is recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

(millions)	2024	2023	2022
Revaluation gain (loss), net of tax:
Euronotes	$12.8	($42.3)	$81.9
Cross-currency swap derivative contracts	39.6	(30.8)	26.4
Total revaluation gain (loss), net of tax	$52.4	($73.1)	$108.3

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	2024			2023			2022
(millions)	COS	SG&A	Interest	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$4.0	$5.8	$-	$10.6	($18.9)	$-	$6.4	$95.0	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	7.7	-	-	13.9
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(1.9)	-	-	(1.9)	-	-	(2.3)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	(3.4)	-	-	(26.2)	-	-	62.0	-
Total gain (loss) of all derivative instruments	$4.0	$2.4	($1.9)	$10.6	($45.1)	$5.8	$6.4	$157.0	$11.6

Subsequent Events

In February 2025, the Company entered into cross-currency swap derivative contracts with notional amounts of €300 million and CAD 280 million. These cross-currency swap derivative contracts are designated as net investment hedges of its Euro or CAD denominated exposures from the Company’s investments in certain of its Euro or CAD denominated functional currency subsidiaries.

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

(millions)	2024	2023	2022
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative and hedging instruments
Amount recognized in AOCI	$19.2	($12.8)	$112.9
(Gain) loss reclassified from AOCI into income
COS	(4.0)	(10.6)	(6.4)
SG&A	(5.8)	18.9	(95.0)
Interest (income) expense, net	1.9	(5.8)	(11.6)
	(7.9)	2.5	(113.0)
Other activity	-	-	1.1
Tax impact	(2.6)	2.5	(2.2)
Net of tax	$8.7	($7.8)	($1.2)

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net (loss) gain	($19.0)	($80.7)	$83.3
Amount reclassified from AOCI into income
Settlement charge (income)	0.9	(2.7)	51.6
Amortization of losses and prior period service credits, net	10.6	6.9	47.7
	11.5	4.2	99.3
Tax impact	1.9	21.4	(52.3)
Net of tax	($5.6)	($55.1)	$130.3

10. SHAREHOLDERS’ EQUITY

Authorized common stock, par value $1.00 per share, was 800 million shares at December 31, 2024, 2023 and 2022. Treasury stock is stated at cost. Dividends declared per share of common stock were $2.36 for 2024, $2.16 for 2023 and $2.06 for 2022.

The Company has 15 million shares, without par value, of authorized but unissued and undesignated preferred stock.

Share Repurchase Authorization

In November 2022, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of its common stock, including shares to be repurchased under Rule 10b5-1. As of December 31, 2024, 8,781,585 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During 2024, 2023 and 2022, the Company reacquired 4,246,642, 83,674 and 3,038,107 shares, respectively, of its common stock, of which 4,135,512, 0 and 2,933,090, respectively, related to share repurchases through open market or private purchases, and 111,130, 83,674 and 105,017, respectively, related to shares withheld for taxes on exercise of stock options and vesting of stock awards and units.

11. EQUITY COMPENSATION PLANS

The Company’s equity compensation plans provide for grants of stock options, performance-based restricted stock units (“PBRSUs”) and non-performance-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Common shares available for grant as of December 31, 2024, 2023 and 2022 were 18,052,830, 18,840,265 and 5,475,903, respectively. The Company generally issues authorized but previously unissued shares to satisfy stock option exercises and stock award vesting.

The Company’s annual long-term incentive share-based compensation program is made up of 40% stock options and 60% PBRSUs for 2024 and 2023, and 50% stock options and 50% PBRSUs for 2022. The Company also periodically grants RSUs. Total compensation expense related to all share-based compensation plans was $134.8 million ($111.8 million net of tax benefit), $95.1 million ($81.4 million net of tax benefit) and $87.8 million ($74.8 million net of tax benefit) for 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $182.6 million of total measured but unrecognized compensation expense related to non-vested share-based compensation arrangements granted under all of the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

A summary of stock option activity and average exercise prices is as follows:

	2024		2023		2022
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price (a)	Options	Price (a)	Options	Price (a)
Outstanding, beginning of year	6,921,356	$168.65	7,031,103	$160.45	6,217,161	$160.91
Granted	595,791	247.02	861,840	190.53	1,228,673	148.79
Exercised	(1,838,103)	144.58	(832,050)	119.41	(294,228)	101.08
Canceled	(130,774)	173.95	(139,537)	183.77	(120,503)	210.26
Outstanding, end of year	5,548,270	$184.92	6,921,356	$168.65	7,031,103	$160.45
Exercisable, end of year	4,095,681	$178.24	5,107,518	$165.77	5,168,161	$155.45
Vested and expected to vest, end of year	5,396,495	$184.32

(a)	Represents weighted average price per share.

The total aggregate intrinsic value of options (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) that were exercised during 2024, 2023 and 2022 was $162.4 million, $47.7 million and $21.0 million, respectively.

The total aggregate intrinsic value of options outstanding as of December 31, 2024 was $283.4 million, with a corresponding weighted-average remaining contractual life of 6.5 years. The total aggregate intrinsic value of options exercisable as of December 31, 2024 was $231.0 million, with a corresponding weighted-average remaining contractual life of 5.5 years. The total aggregate intrinsic value of options vested and expected to vest as of December 31, 2024 was $278.2 million, with a corresponding weighted-average remaining contractual life of 6.4 years.

The lattice (binomial) option-pricing model is used to estimate the fair value of options at grant date. The Company’s primary employee option grant occurs during the fourth quarter. The weighted-average grant-date fair value of options granted and the significant assumptions used in determining the underlying fair value of each option grant, on the date of grant were as follows:

	2024		2023		2022
Weighted-average grant-date fair value of options
granted at market prices	$66.80		$50.26		$37.04
Assumptions
Risk-free rate of return	4.1%		4.1%		3.5%
Expected life	6	years	6	years	6	years
Expected volatility	22.6%		22.4%		23.5%
Expected dividend yield	1.0%		1.2%		1.4%

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

PBRSUs, RSUs and RSAs

The expense associated with PBRSUs is based on the average of the high and low share price of the Company’s common stock on the date of grant, adjusted for the absence of future dividends. The awards vest based on the Company achieving a defined performance target from 0% to 200% and with continued service for a three year period. Upon vesting and following certification of performance by the Compensation & Human Capital Management Committee of the Board of Directors, the Company issues shares of its common stock such that one award unit equals one share of common stock. The Company assesses the probability of achieving the performance target and recognizes expense over the three year vesting period when it is probable the performance target will be met. PBRSU awards granted to retirement eligible recipients are attributed to expense using the non-substantive vesting method. The awards are generally subject to forfeiture in the event of termination of employment.

The expense associated with shares of non-performance based RSUs and RSAs is based on the average of the high and low share price of the Company’s common stock on the date of grant, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over periods between 24 and 48 months. The awards are generally subject to forfeiture in the event of termination of employment.

A summary of non-vested PBRSUs and restricted stock activity is as follows:

	PBRSU	Grant Date	RSAs and	Grant Date
	Awards	Fair Value (a)	RSUs	Fair Value (a)
December 31, 2021	788,529	$189.96	232,274	$195.95
Granted	291,496	142.24	240,370	146.90
Vested / Earned	(232,210)	152.63	(68,864)	163.81
Canceled	(24,645)	207.05	(18,683)	201.39
December 31, 2022	823,170	$181.68	385,097	$170.50
Granted	328,739	185.10	156,618	165.81
Vested / Earned	(180,674)	178.26	(61,776)	191.22
Canceled	(26,409)	175.05	(24,449)	166.22
December 31, 2023	944,826	$183.71	455,490	$166.31
Granted	245,868	240.66	78,386	230.47
Vested / Earned	(180,993)	215.26	(121,400)	196.78
Canceled	(44,499)	171.30	(37,177)	160.90
December 31, 2024	965,202	$192.87	375,299	$170.39

(a)	Represents weighted average price per share.

12. INCOME TAXES

Income before income taxes consisted of:

(millions)	2024	2023	2022
United States (U.S.)	$1,035.3	$408.9	$295.6
International	1,535.9	1,346.6	1,047.8
Total	$2,571.2	$1,755.5	$1,343.4

The provision (benefit) for income taxes consisted of:

(millions)	2024	2023	2022
U.S. federal and state	$301.3	$137.6	$145.7
International	322.6	280.0	231.4
Total current	623.9	417.6	377.1
U.S. federal and state	(143.1)	(40.1)	(78.9)
International	(41.5)	(15.0)	(63.7)
Total deferred	(184.6)	(55.1)	(142.6)
Provision for income taxes	$439.3	$362.5	$234.5

The Company’s overall net deferred tax assets and deferred tax liabilities were comprised of the following:

December 31 (millions)	2024	2023
Deferred tax assets
Pension and post-retirement benefits	$68.2	$82.1
Other accrued liabilities	152.5	162.0
Lease liability	176.7	135.9
Credit carryforwards	105.1	83.7
Capitalization of R&D costs	246.5	180.9
Loss carryforwards	92.9	57.3
Share-based compensation	54.2	54.5
Deferred income	72.4	27.9
Deferred interest	85.2	64.3
Other, net	32.8	49.0
Valuation allowance	(77.8)	(65.7)
Total deferred tax assets	1,008.7	831.9
Deferred tax liabilities
Goodwill	(133.9)	(160.1)
Intangible assets	(410.4)	(451.3)
Property, plant and equipment	(310.7)	(332.3)
Lease asset	(177.8)	(136.1)
Financing	(43.3)	(32.1)
Other, net	(57.1)	(18.9)
Total deferred tax liabilities	(1,133.2)	(1,130.8)
Net deferred tax liabilities balance	($124.5)	($298.9)

Presentation of prior year amounts relating to other deferred tax assets and deferred interest are now presented separately and have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported result of operations.

As of December 31, 2024 the Company has tax effected federal, state and international net operating loss carryforwards of $13.7 million, $13.2 million and $39.3 million, respectively, and a tax effected federal tax capital loss carryforward of $26.7 million which will be available to offset future taxable income. The federal and state net operating loss carryforwards of $26.9 million expire from 2025 to 2045. The international loss carryforwards of $18.7 million expire from 2025 to 2045 and $20.6 million have no expiration. The federal capital loss carryforwards of $26.7 million expire from 2025 to 2029. The tax loss carryforwards expiring in 2025 are not material.

Additionally, the Company has $105.1 million of net credit carryforwards that are primarily related to U.S. foreign tax credits and various state and international credits. The U.S. foreign tax credit carryforwards of $88.5 million expire from 2028 to 2034. Other state and international credit carryforwards will expire from 2025 to 2038. The tax credit carryforwards expiring in 2025 are not material.

The Company has valuation allowances on certain deferred tax assets of $77.8 million and $65.7 million at December 31, 2024 and 2023, respectively. The increase in valuation allowance from year end 2023 to year end 2024 was primarily due to U.S. federal capital losses.

In connection with the implementation of Organization for Economic Co-operation and Development (“OECD”) global minimum tax initiative known as Pillar Two, any existing deferred taxes not disclosed in the Company’s financial statements will not be available in the future to reduce tax otherwise due under Pillar Two. Accordingly, the Company is disclosing the existence of gross tax loss carryforwards in Luxembourg of $1.5 billion. The losses are determined to have a remote possibility of realization and, therefore, are not reported in the table above.

The Company obtained tax benefits from a tax holiday in the Dominican Republic. The Company received a permit of operation, which expires in April 2036, from the National Council of Free Zones of Exportation for the Dominican Republic. Companies operating under the Free Zones are not subject to income tax in the Dominican Republic on export income. The tax reduction as the result of the tax holiday for 2024 was $2.7 million ($0.01 per diluted share), 2023 was $6.6 million ($0.02 per diluted share) and 2022 was $5.8 million ($0.02 per diluted share). The tax holiday was associated with an entity that was divested as part of the sale of the global surgical solutions business in 2024.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	2024	2023	2022
Statutory U.S. rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.5	1.4	1.3
Foreign operations	(1.2)	(0.5)	(0.8)
Excess stock benefits	(0.7)	(0.3)	(0.4)
R&D credit	(0.9)	(1.3)	(1.4)
Foreign derived intangible income	(1.9)	(1.2)	(1.8)
Change in valuation allowance	0.6	0.5	0.7
Legal entity rationalization	-	0.1	(1.5)
Sale of global surgical solutions business	1.1	-	-
Capital losses	(3.4)	-	-
Other, net	1.0	0.9	0.4
Effective income tax rate	17.1%	20.6%	17.5%

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

The Company’s 2024 effective tax rate of 17.1% includes $56.9 million of net tax expenses on special (gains) and charges, and net tax benefit of $78.6 million associated with discrete items. Discrete items include a tax benefit of $62.1 million associated with capital losses and $30.4 million in additional basis of foreign intangible assets. The remaining net discrete tax expense of $13.9 million was primarily related to the filing of federal, state and foreign tax returns and other income tax adjustments including the impact of changes in tax laws, audit settlements, share-based compensation excess tax benefit and other changes in estimates.

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

The Company’s 2022 effective tax rate of 17.5% includes $53.7 million of net tax benefits on special (gains) and charges, and net tax benefit of $11.8 million associated with discrete items. Discrete items included deferred tax benefits of $14.6 million associated with utilization of tax attributes as a result of legal entity rationalization and share-based compensation excess tax benefits of $6.0 million. The remaining discrete tax expense of $8.8 million was primarily related to the filing of federal, state and foreign tax returns and other income tax adjustments including the impact of changes in tax laws, audit settlements and other changes in estimates.

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

A reconciliation of the beginning and ending amount of gross liability for unrecognized tax benefits is as follows:

(millions)	2024	2023	2022
Balance at beginning of year	$24.2	$24.9	$25.1
Additions based on tax positions related to the current year	4.6	5.8	2.7
Additions for tax positions of prior years	11.6	1.7	3.6
Reductions for tax positions of prior years	-	-	(1.5)
Reductions for tax positions due to statute of limitations	(0.7)	(2.7)	(0.7)
Settlements	(5.3)	(5.5)	(3.4)
Foreign currency translation	(0.3)	-	(0.9)
Balance at end of year	$34.1	$24.2	$24.9

The total amount of unrecognized tax benefits, if recognized would affect the effective tax rate by $31.5 million as of December 31, 2024, $21.6 million as of December 31, 2023 and $23.1 million as of December 31, 2022.

The Company files U.S. federal income tax returns and income tax returns in various U.S. state and non- U.S. jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2018. The IRS has completed examinations of the Company’s U.S. federal income tax returns through 2018, and the years 2019 through 2020 are currently under audit. In addition to the U.S. federal examination, there is ongoing audit activity in several U.S. state and foreign jurisdictions. The Company anticipates changes to unrecognized tax benefits due to closing of various audits and statutes closing on years mentioned above. The Company does not believe these changes will result in a material impact during the next twelve months. Decreases in the Company’s gross liability could result in offsets to other balance sheet accounts, cash payments, and adjustments to tax expense. The occurrence of these events and/or other events not included above within the next twelve months could change depending on a variety of factors.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had $5.5 million, $4.0 million and $4.0 million of accrued interest, including minor amounts for penalties, at December 31, 2024, 2023 and 2022, respectively.

13. RENTALS AND LEASES

Lessee

The Company leases sales and administrative office facilities, distribution centers, research and manufacturing facilities, as well as vehicles and other equipment under operating leases. Certain of the Company’s lease arrangements are finance leases, which are immaterial individually and in the aggregate.

The Company’s operating lease cost was as follows:

(millions)	2024	2023	2022
Operating lease cost*	$218.0	$215.4	$196.9

*Includes immaterial short-term and variable lease costs

Future maturity of operating lease liabilities as of December 31, 2024 were as follows:

(millions)
2025	$159
2026	148
2027	120
2028	80
2029	50
Thereafter	252
Total lease payments	809
Less: imputed interest	91
Present value of lease liabilities	$718

The Company’s operating leases term and discount rate were as follows:

	December 31	December 31	December 31
	2024	2023	2022

Weighted-average remaining lease terms (years)	7.01	6.44	6.71

Weighted-average discount rate	4.76%	4.02%	2.98%

The Company’s other lease information was as follows:

	December 31	December 31	December 31
(millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$207.7	$170.6	$157.3

Leased assets obtained in exchange for new operating lease liabilities	336.0	251.5	202.7

Lessor

The Company leases warewashing and water treatment equipment to customers under operating leases.

Gross assets under operating leases recorded in Property, plant and equipment, net is $1,481.7 million and $1,397.5 million, and related accumulated depreciation is $932.9 million and $878.9 million, as of December 31, 2024 and 2023, respectively.

The Company’s operating lease revenue was as follows:

(millions)	2024	2023	2022
Operating lease revenue*	$534.9	$511.8	$466.7

*Includes immaterial variable lease revenue

Future revenue from operating leases for existing contracts as of December 31, 2024 were as follows:

(millions)
2025	$438
2026	315
2027	252
2028	174
2029	90
Thereafter	51
Total lease revenue	$1,320

The Company mitigates the risk of residual value subsequent to the lease term by redeploying assets. As such, the Company expects to receive revenue from the operating lease assets through the remaining useful life and therefore subsequent to the initial contract termination date.

14. RESEARCH AND DEVELOPMENT EXPENDITURES

Research expenditures that relate to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Such costs were $207 million in 2024, $192 million in 2023 and $190 million in 2022. The Company did not participate in any material customer sponsored research during any of the years.

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

16. RETIREMENT PLANS

Pension and Postretirement Health Care Benefits Plans

The Company has a non-contributory, qualified, defined benefit pension plan covering the majority of its U.S. employees. The Company also has U.S. non-contributory, non-qualified, defined benefit pension plans, which provide for benefits to employees in excess of limits permitted under its pension plans. The U.S. non-qualified plans are not funded and the recorded benefit obligations for the non-qualified plans were $78 million and $87 million at December 31, 2024 and 2023, respectively. The measurement date used for determining the U.S. pension plan assets and obligations is December 31.

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

The following table sets forth financial information related to the Company’s pension and postretirement benefit plans:

	U.S.		International		U.S. Postretirement
	Pensions		Pensions		Benefits
(millions)	2024	2023	2024	2023	2024	2023
Accumulated benefit obligation, end of year	$1,790.6	$1,859.5	$1,123.4	$1,125.8	$101.4	$112.0
Projected benefit obligation
Projected benefit obligation, beginning of year	$1,859.5	$1,799.0	$1,174.0	$1,221.9	$112.0	$115.5
Service cost	46.3	40.9	19.0	21.7	0.3	0.4
Interest cost	87.0	88.1	48.9	45.9	5.2	5.6
Participant contributions	-	-	2.9	2.8	3.0	3.8
Plan amendments	-	-	(0.5)	(1.5)	-	-
Actuarial (gain) loss	(68.4)	90.2	14.8	(101.0)	(8.0)	(0.1)
Acquisitions and divestitures	-	-	(13.3)	-	-	-
Other events	-	-	1.6	2.9	-	-
Benefits paid	(133.8)	(158.7)	(58.1)	(69.8)	(11.1)	(13.2)
Foreign currency translation	-	-	(22.7)	51.1	-	-
Projected benefit obligation, end of year	$1,790.6	$1,859.5	$1,166.6	$1,174.0	$101.4	$112.0

Plan assets
Fair value of plan assets, beginning of year	$1,719.7	$1,668.5	$871.2	$905.1	$2.4	$3.2
Actual returns on plan assets	45.1	149.1	76.5	(44.0)	-	0.2
Company contributions	8.0	60.8	35.3	35.4	10.3	12.2
Participant contributions	-	-	2.9	2.8	-	-
Acquisitions and divestitures	-	-	(6.3)	2.9	-	-
Benefits paid	(133.8)	(158.7)	(57.9)	(67.6)	(11.1)	(13.2)
Foreign currency translation	-	-	(10.8)	36.6	-	-
Fair value of plan assets, end of year	$1,639.0	$1,719.7	$910.9	$871.2	$1.6	$2.4
Funded Status, end of year	($151.6)	($139.8)	($255.7)	($302.8)	($99.8)	($109.6)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$-	$-	$151.0	$118.4	$-	$-
Other current liabilities	(8.8)	(9.2)	(36.2)	(33.0)	(8.3)	(8.7)
Pension and postretirement benefits	(142.8)	(130.6)	(370.5)	(388.2)	(91.5)	(100.9)
Net liability	($151.6)	($139.8)	($255.7)	($302.8)	($99.8)	($109.6)

Amounts recognized in accumulated other comprehensive loss (income):
Unrecognized net actuarial loss (gain)	$526.5	$495.2	$253.5	$278.5	($45.4)	($40.8)
Unrecognized net prior service (benefits) costs	(12.1)	(16.7)	(1.1)	(0.4)	-	-
Tax (benefit) expense	(131.6)	(122.8)	(58.1)	(64.4)	6.7	6.2
Accumulated other comprehensive loss (income), net of tax	$382.8	$355.7	$194.3	$213.7	($38.7)	($34.6)

Change in accumulated other comprehensive loss (income):
Amortization of net actuarial gain (loss)	($6.1)	($0.2)	($12.2)	($14.8)	$3.2	$3.1
Amortization of prior service credits	4.6	4.5	(0.1)	0.5	-	-
Current period net actuarial loss (gain)	37.4	83.5	(10.1)	(1.0)	(7.8)	(0.3)
Current period prior service costs	-	-	(0.5)	(1.5)	-	-
Curtailments and settlements	-	-	(0.9)	2.7	-	-
Tax (benefit) expense	(8.8)	(22.0)	6.3	2.1	0.5	(1.5)
Foreign currency translation	-	-	(1.9)	12.2	-	-
Other comprehensive loss (income)	$27.1	$65.8	($19.4)	$0.2	($4.1)	$1.3

Estimate amounts in accumulated other comprehensive loss expected to be reclassified to net period cost during 2025 were as follows:

			U.S. Post-
	U.S.	International	Retirement
(millions)	Pensions	Pensions	Benefits
Net actuarial loss (gain)	$8.6	$8.1	($3.6)
Net prior service benefits	(4.6)	(0.3)	-
Total	$4.0	$7.8	($3.6)

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

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of pension plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31, (millions)	2024	2023
Aggregate projected benefit obligation	$2,292.5	$2,428.8
Accumulated benefit obligation	2,265.5	2,392.4
Fair value of plan assets	1,738.6	1,868.9

The projected benefit obligation and fair value of pension plan assets for plans with projected benefit obligations in excess of plan assets were as follows:

December 31, (millions)	2024	2023
Projected benefit obligations	$2,373.4	$2,449.1
Fair value of plan assets	1,815.1	1,888.2

These plans include the U.S. non-qualified pension plans which are not funded as well as various international pension plans which are funded consistent with local practices and requirements.

Net Periodic Benefit Costs and Plan Assumptions

Pension and postretirement benefits expense for the Company’s operations were as follows:

	U.S.			International			U.S. Postretirement
	Pensions			Pensions			Benefits
(millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$46.3	$40.9	$40.8	$19.0	$21.7	$28.4	$0.3	$0.4	$0.8
Interest cost on benefit obligation	87.0	88.1	65.3	48.9	45.9	22.0	5.2	5.6	3.3
Expected return on plan assets	(150.8)	(145.1)	(144.4)	(50.1)	(56.1)	(69.8)	(0.2)	(0.2)	(0.3)
Recognition of net actuarial loss (gain)	6.1	0.2	30.2	9.6	12.5	22.8	(3.2)	(3.1)	(0.6)
Amortization of prior service benefit	(4.6)	(4.5)	(4.5)	(0.1)	(0.5)	(0.1)	-	-	-
Curtailments and settlements (a)	-	-	51.6	0.9	(2.7)	-	-	-	-
Total expense (benefit)	($16.0)	($20.4)	$39.0	$28.2	$20.8	$3.3	$2.1	$2.7	$3.2

(a)	$50.6 of settlement expense was recognized as special charges in 2022.

During 2022, the Company incurred settlement expense in the U.S. of $51.6 million ($38.9 million after tax) related to lump-sum payments to retirees in its U.S. pension plans. In addition to the U.S. qualified plan settlements in 2022, the Company has historically recognized settlements and curtailment gains and losses associated with its U.S. nonqualified pension plans and International pension plans, the amounts of which have been historically not material. These charges have been included as a component of other (income) expense on the Consolidated Statements of Income.

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

Plan Assumptions	U.S.			International			U.S. Postretirement
	Pensions			Pensions			Benefits
(percent)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Weighted-average actuarial assumptions
used to determine benefit obligations
as of year end:
Discount rate	5.58%	4.95%	5.17%	3.99%	4.34%	3.70%	5.58%	4.95%	5.14%
Projected salary increase	3.60	4.03	4.03	2.69	2.84	2.81
Weighted-average actuarial assumptions
used to determine net cost:
Interest credit rate for cash balance plans	4.50	3.89	1.56	N/A	N/A	N/A	N/A	N/A	N/A
Discount rate	4.95	5.17	2.86	4.34	3.70	1.46	4.95	5.14	2.75
Expected return on plan assets	8.00	7.75	7.00	6.00	6.27	6.18	8.00	7.75	7.00
Projected salary increase	4.03	4.03	4.03	2.84	3.08	2.47

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

The Company uses mortality tables appropriate in the circumstances, which generally are the recent available mortality tables as of the respective U.S. and international measurement dates. The Company’s 2024 and 2023 year-end U.S. valuations reflect mortality tables that estimate the impacts of COVID in an endemic state. This represents a change from 2022 when the impact of COVID on future mortality could not be reasonably estimated.

For postretirement benefit measurement purposes as of December 31, 2024, the annual rates of increase in the per capita cost of covered health care were assumed to be 8.59% for pre-65 costs. Post-65 costs are no longer used. The rates are assumed to decrease each year until they reach 4.5% in 2035 and remain at those levels thereafter. Health care costs for certain employees which are eligible for subsidy by the Company are limited by a cap on the subsidy.

Plan Asset Management

The Company’s U.S. investment strategy and policies are designed to maximize the possibility of having sufficient funds to meet the long-term liabilities of the qualified pension plan, while achieving a balance between the goals of asset growth of the qualified pension plan and keeping risk at a reasonable level. Investment income is not a primary goal of the policy.

The asset allocation position reflects the Company’s ability and willingness to accept relatively more short-term variability in the performance of the qualified pension plan asset portfolio in exchange for the expectation of better long-term returns, lower pension costs and better funded status in the long run. The U.S. qualified pension plan’s assets are diversified across a number of asset classes and securities. Selected individual portfolios within the asset classes may be undiversified while maintaining the diversified nature of total plan assets. The Company has no significant concentration of risk in its U.S. qualified pension plan assets.

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

The fair value of the Company’s U.S. qualified pension plan assets were as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$41.5	$-	$41.5	$30.1	$-	$30.1
Equity securities:
Large cap equity	367.1	-	367.1	276.1	-	276.1
Small cap equity	12.1	26.4	38.5	14.6	29.6	44.2
International equity	93.8	137.4	231.2	40.4	19.2	59.6
Fixed income:
Core fixed income	183.2	371.3	554.5	150.7	669.6	820.3
High-yield bonds	38.8	-	38.8	34.7	-	34.7
Emerging markets	-	42.0	42.0	-	24.8	24.8
Total investments at fair value	736.5	577.1	1,313.6	546.6	743.2	1,289.8
Investments measured at net asset value			327.0			432.3
Total	$736.5	$577.1	$1,640.6	$546.6	$743.2	$1,722.1

The Company had no Level 3 assets as part of its U.S. qualified pension plan assets as of December 31, 2024 or 2023.

The allocation of the Company’s U.S. qualified pension plan assets plans were as follows:

	Target Asset
Asset Category	Allocation		Percentage
	Percentage		of Plan Assets

December 31	2024	2023	2024	2023

Cash	-%	-%	3%	2%
Equity securities:
Large cap equity	27	21	22	16
Small cap equity	3	3	2	3
International equity	17	13	14	9
Fixed income:
Core fixed income	35	48	34	48
High-yield bonds	3	3	2	2
Emerging markets	3	2	3	1
Other:
Real estate	3	3	3	3
Private equity	6	5	14	14
Distressed debt	3	2	3	2
Total	100%	100%	100%	100%

The fair value of the Company’s international plan assets for its defined benefit pension plans were as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$8.1	$-	$8.1	$12.6	$-	$12.6
Equity securities:
International equity	-	193.9	193.9	-	182.5	182.5
Fixed income:
Corporate bonds	-	157.5	157.5	-	147.5	147.5
Government bonds	-	339.6	339.6	-	321.4	321.4
Insurance company accounts	-	163.2	163.2	-	163.4	163.4
Total investments at fair value	8.1	854.2	862.3	12.6	814.8	827.4
Investments measured at net asset value			48.6			43.8
Total	$8.1	$854.2	$910.9	$12.6	$814.8	$871.2

The Company had no Level 3 assets as part of its international plan assets as of December 31, 2024 or 2023.

The allocation of plan assets of the Company’s international plan assets for its defined benefit pension plans were as follows:

	Percentage
Asset Category	of Plan Assets

December 31	2024	2023

Cash	1%	1%
Equity securities:
International equity	21	21
Fixed income:
Corporate bonds	17	17
Government bonds	37	37
Total fixed income	54	54
Other:
Insurance contracts	18	19
Real estate	6	5
Total	100%	100%

Cash Flows

As of year-end 2024, the Company’s estimate of pension and postretirement benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

(millions)	All Plans
2025	$247
2026	245
2027	246
2028	250
2029	247
2030 - 2034	1,217

Depending on plan funding levels, the U.S. qualified pension plan provides certain terminating participants with an option to receive their pension benefits in the form of a lump sum payout.

The Company is currently in compliance with all funding requirements of its U.S. pension and postretirement benefit plans. There were no voluntary contributions made to its non-contributory qualified U.S. pension plan in 2024. The Company is required to fund certain international pension benefit plans in accordance with local legal requirements. The Company estimates contributions to be made to its international plans will approximate $48 million in 2025.

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

The Company’s matching contributions are 100% vested immediately. The Company’s matching contribution expense was $92.4 million, $88.2 million and $81.6 million in 2024, 2023 and 2022, respectively.

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

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. The reportable segments have been revised to align with the Company’s reportable segments in the current year. Corporate includes sales to ChampionX under the transitional supply agreement entered into as part of the ChampionX Separation. For more information about the Company’s reportable segments, refer to Note 18.

Net sales at public exchange rates by reportable segment were as follows:

(millions)	2024	2023	2022
Global Industrial
Product and sold equipment	$6,810.8	$6,710.8	$6,303.9
Service and lease equipment	966.4	915.7	893.2
Global Institutional & Specialty
Product and sold equipment	4,362.2	4,087.3	3,655.1
Service and lease equipment	1,020.4	911.9	777.0
Global Healthcare & Life Sciences
Product and sold equipment	1,300.6	1,476.2	1,398.1
Service and lease equipment	118.2	109.8	112.4
Global Pest Elimination
Service and lease equipment	1,162.8	1,066.0	959.0
Corporate
Product and sold equipment	-	42.5	89.1
Total
Total product and sold equipment	$12,473.6	$12,316.8	$11,446.2
Total service and lease equipment	3,267.8	3,003.4	2,741.6

Net sales at public exchange rates by geographic region were as follows:

	Global Industrial			Global Institutional & Specialty
(millions)	2024	2023	2022	2024	2023	2022

United States	$3,320.7	$3,232.5	$3,129.2	$3,713.5	$3,410.5	$3,008.1
Europe	1,593.7	1,573.0	1,433.9	706.4	682.3	624.4
Asia Pacific	948.9	947.4	888.8	249.7	238.8	220.9
Latin America	810.5	772.5	656.2	201.6	197.8	169.2
India, Middle East and Africa	493.0	491.8	459.3	84.5	77.8	66.2
Greater China	400.4	407.0	435.8	177.5	161.0	138.3
Canada	210.0	202.3	193.9	249.4	231.0	205.0
Total	$7,777.2	$7,626.5	$7,197.1	$5,382.6	$4,999.2	$4,432.1

	Global Healthcare & Life Sciences			Global Pest Elimination
(millions)	2024	2023	2022	2024	2023	2022

United States	$465.8	$633.6	$600.7	$805.6	$733.6	$650.3
Europe	705.5	719.2	675.6	187.5	171.0	154.7
Asia Pacific	111.3	103.9	100.4	32.1	28.7	27.9
Latin America	29.1	35.5	32.9	58.7	57.5	51.8
India, Middle East and Africa	40.6	29.6	29.0	7.1	6.9	8.1
Greater China	59.0	56.4	65.6	60.0	57.4	56.8
Canada	7.5	7.8	6.3	11.8	10.9	9.4
Total	$1,418.8	$1,586.0	$1,510.5	$1,162.8	$1,066.0	$959.0

	Corporate
(millions)	2024	2023	2022

United States	$-	$38.4	$84.0
Europe	-	2.7	2.7
Asia Pacific	-	0.2	0.3
Latin America	-	1.1	1.6
Canada	-	0.1	0.5
Total	$-	$42.5	$89.1

Net sales by geographic region were determined based on sales destination. There were no sales from a single foreign country or individual customer that were material to the Company’s consolidated net sales. Sales of warewashing products were approximately 12% of consolidated net sales in 2024, 2023 and 2022.

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

	December 31	December 31
(millions)	2024	2023

Contract liability as of beginning of the year	$110.9	$116.5

Revenue recognized in the year from:
Amounts included in the contract liability at the beginning of the year	(110.9)	(116.5)

Increases due to billings excluding amounts recognized as revenue during the year ended	102.0	110.9

Contract liability as of end of year	$102.0	$110.9

18. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company’s organizational structure consists of global business unit and global regional leadership teams. The Company’s eight operating segments follow its commercial and product-based activities and are based on engagement in business activities, availability of discrete financial information and review of operating results by the Chief Operating Decision Maker (“CODM”) at the identified operating segment level. The CODM is the Company’s Chief Executive Officer.

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

The Company’s operating segments are aggregated as follows:

Global Industrial

Includes the Water, Food & Beverage and Paper operating segments, which provide water treatment and process applications, and cleaning and sanitizing solutions, primarily to large industrial customers within the manufacturing, food and beverage processing, transportation, chemical, primary metals and mining, power generation, global refining, petrochemical, pulp and paper industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics.

Global Institutional & Specialty

Includes the Institutional and Specialty operating segments, which provide specialized cleaning and sanitizing products to the foodservice, hospitality, lodging, government and education and retail industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics.

Global Healthcare & Life Sciences

Includes the Healthcare and Life Sciences operating segments, which provide specialized cleaning and sanitizing products to the healthcare, personal care and pharmaceutical industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics.

Global Pest Elimination

Includes the Pest Elimination operating segment which provides services to detect, prevent and eliminate pests, such as rodents and insects, in full-service and quick-service restaurants, food and beverage processors, hotels, grocery operations and other commercial segments including education, life sciences and healthcare. No other operating segments are aggregated into the Global Pest Elimination reportable segment.

Corporate

Consistent with the Company’s internal management reporting, Corporate amounts in the table below include sales to ChampionX under the transitional supply agreement entered into as part of the ChampionX Separation. Corporate also includes intangible asset amortization specifically from the Nalco and Purolite acquisitions and special (gains) and charges, as discussed in Note 3, that are not allocated to the Company’s reportable segments.

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

The impact of the preceding changes on previously reported full year 2023 and 2022 reportable segment net sales and operating income is summarized as follows:

	December 31, 2023

	2023 Reported		Fixed	2023 Reported
	Valued at 2023		Currency	Valued at 2024
(millions)	Fixed Currency Rates	Other	Rate Change	Fixed Currency Rates
Net Sales
Global Industrial	$7,193.1	$407.3	$40.1	$7,640.5
Global Institutional & Specialty	4,994.0	-	20.6	5,014.6
Global Healthcare & Life Sciences	1,576.9	-	30.6	1,607.5
Global Pest Elimination	-	1,061.5	8.7	1,070.2
Other	1,442.3	(1,442.3)	-	-
Corporate	69.1	(26.5)	0.1	42.7
Subtotal at fixed currency rates	15,275.4	-	100.1	15,375.5
Effect of foreign currency translation	44.8	-	(100.1)	(55.3)
Consolidated reported GAAP net sales	$15,320.2	$-	$-	$15,320.2

Operating Income
Global Industrial	$1,080.7	$39.0	$2.3	$1,122.0
Global Institutional & Specialty	823.0	14.9	3.9	841.8
Global Healthcare & Life Sciences	160.0	(6.7)	7.5	160.8
Global Pest Elimination	-	209.0	1.4	210.4
Other	255.0	(255.0)	-	-
Corporate	(331.7)	(1.2)	0.1	(332.8)
Subtotal at fixed currency rates	1,987.0	-	15.2	2,002.2
Effect of foreign currency translation	5.3	-	(15.2)	(9.9)
Consolidated reported GAAP operating income	$1,992.3	$-	$-	$1,992.3

	December 31, 2022

	2022 Reported		Fixed	2022 Reported
	Valued at 2023		Currency	Valued at 2024
(millions)	Fixed Currency Rates	Other	Rate Change	Fixed Currency Rates
Net Sales
Global Industrial	$6,736.3	$392.5	$43.8	$7,172.6
Global Institutional & Specialty	4,414.3	-	18.9	4,433.2
Global Healthcare & Life Sciences	1,505.8	-	28.5	1,534.3
Global Pest Elimination	-	955.4	8.1	963.5
Other	1,313.3	(1,313.3)	-	-
Corporate	123.7	(34.6)	0.1	89.2
Subtotal at fixed currency rates	14,093.4	-	99.4	14,192.8
Effect of foreign currency translation	94.4	-	(99.4)	(5.0)
Consolidated reported GAAP net sales	$14,187.8	$-	$-	$14,187.8

Operating Income
Global Industrial	$935.8	$10.3	$2.8	$948.9
Global Institutional & Specialty	621.7	8.1	2.1	631.9
Global Healthcare & Life Sciences	193.3	(4.1)	4.2	193.4
Global Pest Elimination	-	195.6	1.7	197.3
Other	209.9	(209.9)	-	-
Corporate	(414.4)	-	0.1	(414.3)
Subtotal at fixed currency rates	1,546.3	-	10.9	1,557.2
Effect of foreign currency translation	16.2	-	(10.9)	5.3
Consolidated reported GAAP operating income	$1,562.5	$-	$-	$1,562.5

Reportable Segment Information

The Company has determined its significant segment expenses are cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”), which are regularly provided to the CODM at fixed currency exchange rates. Financial information for each of the Company’s reportable segments were as follows:

	December 31, 2024

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Industrial	$7,857.2	$4,691.2	$1,865.4	$-	$1,300.6
Global Institutional & Specialty	5,413.9	2,727.5	1,503.7	-	1,182.7
Global Healthcare & Life Sciences	1,434.1	895.1	391.8	-	147.2
Global Pest Elimination	1,167.8	655.0	292.4	-	220.4
Corporate	-	5.4	199.3	(188.9)	(15.8)
Subtotal at fixed currency rates	$15,873.0	$8,974.2	$4,252.6	($188.9)	$2,835.1
Effect of foreign currency translation	(131.6)				(32.7)
Consolidated reported GAAP	$15,741.4				$2,802.4

	December 31, 2023

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Industrial	$7,640.5	$4,769.7	$1,748.8	$-	$1,122.0
Global Institutional & Specialty	5,014.6	2,727.3	1,445.5	-	841.8
Global Healthcare & Life Sciences	1,607.5	1,026.9	419.8	-	160.8
Global Pest Elimination	1,070.2	595.0	264.8	-	210.4
Corporate	42.7	63.3	200.8	111.4	(332.8)
Subtotal at fixed currency rates	$15,375.5	$9,182.2	$4,079.7	$111.4	$2,002.2
Effect of foreign currency translation	(55.3)				(9.9)
Consolidated reported GAAP	$15,320.2				$1,992.3

	December 31, 2022

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Industrial	$7,172.6	$4,692.1	$1,531.6	$-	$948.9
Global Institutional & Specialty	4,433.2	2,491.3	1,310.0	-	631.9
Global Healthcare & Life Sciences	1,534.3	956.2	384.7	-	193.4
Global Pest Elimination	963.5	537.8	228.4	-	197.3
Corporate	89.2	159.0	204.0	140.5	(414.3)
Subtotal at fixed currency rates	$14,192.8	$8,836.4	$3,658.7	$140.5	$1,557.2
Effect of foreign currency translation	(5.0)				5.3
Consolidated reported GAAP	$14,187.8				$1,562.5

The profitability of the Company’s operating segments is evaluated by management based on operating income, which is used by the CODM in assessing segment performance, including to determine operational targets, make strategic decisions for the organization, and allocate capital and resources to the segments. Segment operating income is also used in determining the compensation of certain employees.

Consistent with the Company’s internal management reporting, Corporate amounts in the table above include sales to ChampionX in accordance with the transitional supply agreement entered into with the Transaction, as discussed in Note 17. Corporate also includes intangible asset amortization specifically from the Nalco and Purolite acquisitions and special (gains) and charges, as discussed in Note 3, that are not allocated to the Company’s reportable segments.

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

Geographic Information

Long-lived assets, which includes property, plant and equipment and right of use assets, at public exchange rates by geographic region were as follows:

	Long-Lived Assets, net
(millions)	2024	2023
United States	$3,075.4	$2,708.6
Europe	660.6	631.2
Asia Pacific	241.6	213.0
Greater China	176.0	167.4
Latin America	170.1	175.1
India, Middle East and Africa	78.6	68.2
Canada	73.3	64.6
Total	$4,475.6	$4,028.1

Geographic data for long-lived assets is based on physical location of those assets. Refer to Note 17 for net sales by geographic region.

Subsequent Event

Effective in the first quarter of 2025, the Company modified its organizational structure. As a result, the Company’s Global Industrial reportable segment was renamed Global Water and includes the Light & Heavy (previously named Water), Food & Beverage, and Paper operating segments. The Company’s Global Institutional & Specialty reportable segment continues to include the Institutional and Specialty operating segments. The Company’s former healthcare operating segment moved into the Institutional operating segment. Global Life Sciences was elevated to a standalone reportable segment. The Global Pest Elimination segment remains a standalone reportable segment.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(millions, except per share)	Quarter	Quarter	Quarter	Quarter	Year
2024
Net sales	$3,751.9	$3,985.8	$3,998.5	$4,005.2	$15,741.4
Operating expenses
Cost of sales (a)	2,128.1	2,241.0	2,261.5	2,269.1	8,899.7
Selling, general and administrative expenses	1,077.7	1,075.7	1,024.8	1,050.0	4,228.2
Special (gains) and charges	28.2	12.2	(332.6)	103.3	(188.9)
Operating income	517.9	656.9	1,044.8	582.8	2,802.4
Other (income) expense	(12.6)	(12.6)	(12.9)	(13.2)	(51.3)
Interest expense, net	71.6	78.8	70.4	61.7	282.5
Income before income taxes	458.9	590.7	987.3	534.3	2,571.2
Provision for income taxes	42.3	95.7	246.5	54.8	439.3
Net income including noncontrolling interest	416.6	495.0	740.8	479.5	2,131.9
Net income attributable to noncontrolling interest	4.5	4.1	4.3	6.6	19.5
Net income attributable to Ecolab	$412.1	$490.9	$736.5	$472.9	$2,112.4

Earnings attributable to Ecolab per common share
Basic	$ 1.44	$ 1.72	$ 2.60	$ 1.67	$ 7.43
Diluted	$ 1.43	$ 1.71	$ 2.58	$ 1.66	$ 7.37

Weighted-average common shares outstanding
Basic	285.7	284.6	283.6	283.3	284.3
Diluted	287.8	287.0	286.0	285.7	286.6

2023
Net sales	$3,571.6	$3,852.1	$3,958.1	$3,938.4	$15,320.2
Operating expenses
Cost of sales (a)	2,205.2	2,334.8	2,330.5	2,284.4	9,154.9
Selling, general and administrative expenses	990.3	1,011.6	1,024.9	1,034.8	4,061.6
Special (gains) and charges	24.5	21.0	36.7	29.2	111.4
Operating income	351.6	484.7	566.0	590.0	1,992.3
Other (income) expense	(13.1)	(14.4)	(14.5)	(17.9)	(59.9)
Interest expense, net	74.2	77.8	74.3	70.4	296.7
Income before income taxes	290.5	421.3	506.2	537.5	1,755.5
Provision for income taxes	52.4	86.6	96.8	126.7	362.5
Net income including noncontrolling interest	238.1	334.7	409.4	410.8	1,393.0
Net income attributable to noncontrolling interest	4.7	5.0	5.4	5.6	20.7
Net income attributable to Ecolab	$233.4	$329.7	$404.0	$405.2	$1,372.3

Earnings attributable to Ecolab per common share
Basic	$ 0.82	$ 1.16	$ 1.42	$ 1.42	$ 4.82
Diluted	$ 0.82	$ 1.15	$ 1.41	$ 1.41	$ 4.79

Weighted-average common shares outstanding
Basic	284.6	284.9	285.1	285.3	285.0
Diluted	285.9	286.3	286.9	287.1	286.5

Per share amounts do not necessarily sum due to changes in the calculation of shares outstanding for each discrete period and rounding. Gross profit is calculated as net sales minus cost of sales.

(a)	Cost of sales includes special charges of $1.6, $0.7, $0.9 and $2.1 in Q1, Q2, Q3 and Q4 of 2024, respectively, and $3.2, $8.1, $5.9 and $5.3 in Q1, Q2, Q3 and Q4 of 2023, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Refer to page 48 of this Annual Report for “Management’s Report on Internal Control Over Financial Reporting.”

Report of Registered Public Accounting Firm

Refer to page 49 of this Annual Report for the “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.

During the period October 1, 2024 through December 31, 2024 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s Global Insider Trading Policy governs the trading of our securities by our directors, officers, employees, and consultants. It also requires the Company to comply with all applicable securities and state laws when engaging in transactions in its own securities. We believe that the policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Global Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation.

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference:

●	Director Compensation for 2024
●	Compensation & Human Capital Management Committee Interlocks and Insider Participation
●	Compensation & Human Capital Management Committee Report
●	Compensation Discussion and Analysis
●	Compensation Tables
●	Pay Ratio Disclosure

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information appearing under the heading entitled “Security Ownership” and “Equity Compensation Plan Information” located in the Proxy Statement is incorporated herein by reference.

A total of 36,669,046 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2024 which are actually issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information appearing under the headings entitled “Director Independence” and “Related Person Transactions” located in the Proxy Statement is incorporated herein by reference.

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

Incorporated by reference to Exhibit (10.2)(i)(a) of our Form 10-K Annual Report for the year ended December 31, 2023.

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

Incorporated by reference to Exhibit (10.2)(i)(b)of our Form 10-K Annual Report for the year ended December 31, 2023.

			(c) Deed of Covenant made on 30 October 2023 by Ecolab Inc., Ecolab NL 10 B.V., Ecolab NL 11 B.V. and Nalco Overseas Holding B.V. (as Issuers).	Incorporated by reference to Exhibit (10.2)(i)(c) of our Form 10-K Annual Report for the year ended December 31, 2023.

			(d) Deed of Guarantee made on 30 October 2023 by Ecolab Inc. (in respect of notes issued by Ecolab NL 10 B.V., Ecolab NL 11 B.V. and Nalco Overseas Holding B.V.).	Incorporated by reference to Exhibit (10.2)(i)(d)of our Form 10-K Annual Report for the year ended December 31, 2023.

		(ii)	U.S. $2,000,000,000 U.S. Commercial Paper Program.

(a)

Form of Commercial Paper Dealer Agreement for 4(a)(2) Program, dated September 22, 2014. The dealers for the program are Barclays Capital Inc., Citigroup Global Markets Inc., BofA Securities, Inc., and Wells Fargo Securities, LLC.

Incorporated by reference to Exhibit (10.1)(a) of our Form 10-Q for the quarter ended September 30, 2014.

(b)

Issuing and Paying Agent Agreement, dated September 18, 2017, between Ecolab Inc. and U.S. Bank National Association, as Issuing and Paying Agent (as successor, effective as of June 7, 2021, to MUFG Union Bank, N.A.).

Incorporated by reference to Exhibit (10.1)(a) of our Form 10 Q for the quarter ended September 30, 2017.

			(c) Corporate Commercial Paper – Master Note, dated June 7, 2021, together with annex thereto.	Incorporated by reference to Exhibit (10.3)(ii) of our Form 10 Q for the quarter ended June 30, 2021.

(10.3)	†	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2013.	Incorporated by reference to Exhibit (10.6) of our Form 10-K Annual Report for the year ended December 31, 2013.

	†	(ii)	Declaration of Amendment, dated May 5, 2016, to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 10-Q for the quarter ended June 30, 2016.

	†	(iii)	Master Agreement Relating to Periodic Options, as amended, effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004.

	†	(iv)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended, effective as of May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008.

(10.4)	†	Form of Indemnification Agreement, effective as of December 7, 2023. Substantially identical agreements are in effect as to each of our directors and certain of our officers.		Incorporated by reference to Exhibit (10.4) of our Form 10-K Annual Report for the year ended December 31, 2023.

(10.5)	†	(i)	Ecolab Executive Death Benefits Plan, as amended and restated, effective as of March 1, 1994.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10.12) hereof.

	†	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective as of July 1, 1997.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

Exhibit No.:		Document:		Method of Filing:

	†	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective as of March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	†	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective as of August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K, dated December 13, 2005.

	†	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective as of January 1, 2005.	Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009.

	†	(vi)	Amendment No. 5 to the Ecolab Executive Death Benefits Plan, effective as of May 6, 2015.	Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended June 30, 2015.

	†	(vii)	Amendment No. 6 to the Ecolab Executive Death Benefits Plan, effective as of June 23, 2017.	Incorporated by reference to Exhibit 10.1(vii) of Ecolab’s Form 8-K dated June 23, 2017.

(10.6)	†	(i)	Ecolab Executive Long-Term Disability Plan, as amended and restated, effective as of January 1, 1994.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10.12) hereof.

	†	(ii)	Amendment No. 1 to the Ecolab Executive Long-Term Disability Plan, effective as of August 21, 2015.	Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2015.

(10.7)	†	(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.7)(i) of our Form 10-K Annual Report for the year ended December 31, 2021.

(10.8)	†	(i)	Ecolab Mirror Savings Plan, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.8)(i) of our Form 10-K Annual Report for the year ended December 31, 2021.

(10.9)	†	(i)	Ecolab Mirror Pension Plan, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.9)(i) of our Form 10-K Annual Report for the year ended December 31, 2021.

(10.10)	†	(i)	Ecolab Inc. Administrative Document for Non-Qualified Plans, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.10)(i) of our Form 10-K Annual Report for the year ended December 31, 2021.

(10.11)	†	(i)	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated, effective as of February 26, 2010.	Incorporated by reference to Exhibit (10) of our Form 8-K, dated February 26, 2010.

	†	(ii)	Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy, as amended and restated, effective as of February 26, 2010.	Incorporated by reference to Exhibit (10.18)(ii) of our Form 10-K Annual Report for the year ended December 31, 2011.

(10.12)	†	Description of Ecolab Management Incentive Plan.		Filed herewith electronically.

(10.13)	†	(i)	Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated May 2, 2013.

	†	(ii)	Declaration of Amendment, effective as of February 22, 2019, to Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Incorporated by reference to Exhibit (10.3) of our Form 10-Q, for the quarter ended March 31, 2019.

	†	(iii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted May 6, 2010.	Incorporated by reference to Exhibit (10)B of our Form 8-K, dated May 6, 2010.

Exhibit No.:		Document:	Method of Filing:

	†	(iv) Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted August 4, 2010.	Incorporated by reference to Exhibit (10)A of our Form 10-Q, for the quarter ended September 30, 2010.

	†	(v) Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 1, 2021.	Incorporated by reference to Exhibit (10.13)(ix) of our Form 10-K Annual Report for the year ended December 31, 2021.

(10.14)	†	(i) Ecolab Inc. 2023 Stock Incentive Plan, effective as of May 4, 2023.	Incorporated by reference to Exhibit (10.1) of our Form 10-Q, for the quarter ended June 30, 2023.

	†	(ii) Amendment No. 1 to Ecolab Inc. 2023 Stock Incentive Plan, adopted December 4, 2024.	Filed herewith electronically.

	†	(iii) Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2023 Stock Incentive Plan, adopted May 4, 2023.	Incorporated by reference to Exhibit (10.2) of our Form 10-Q, for the quarter ended June 30, 2023.

	†	(iv) Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2023 Stock Incentive Plan, adopted May 4, 2023.	Incorporated by reference to Exhibit (10.4) of our Form 10-Q, for the quarter ended June 30, 2023.

	†	(v) Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2023 Stock Incentive Plan, adopted December 6, 2023.	Incorporated by reference to Exhibit (10.14)(iv) of our Form 10-K Annual Report for the year ended December 31, 2023.

(10.15)	†	Nalco Company Supplemental Retirement Income Plan, as Amended and Restated effective as of December 31, 2012.	Incorporated by reference to Exhibit (10.3) of our Form 10-Q, for the quarter ended March 31, 2023.

(10.16)	†	Nalco Company Supplemental Profit Sharing Plan, as Amended and Restated effective as of December 31, 2012.	Incorporated by reference to Exhibit (10.4) of our Form 10-Q, for the quarter ended March 31, 2023.

(10.17)	†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.	Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005. (File No. 001-32342)

(10.18)	†	Death Benefit Agreement between Nalco Company and Laurie M. Marsh effective as of December 17, 2009.	Incorporated by reference to Exhibit (10.5) of our Form 10-Q, for the quarter ended March 31, 2023.

(19.1)	†	Ecolab Inc. Global Insider Trading Policy, effective December 5, 2024.	Filed herewith electronically.

(21.1)		List of Subsidiaries.	Filed herewith electronically.

(23.1)		Consent of Independent Registered Public Accounting Firm.	Filed herewith electronically.

(24.1)		Powers of Attorney.	Filed herewith electronically.

(31.1)		Rule 13a-14(a) CEO Certification.	Filed herewith electronically.

(31.2)		Rule 13a-14(a) CFO Certification.	Filed herewith electronically.

(32.1)		Section 1350 CEO and CFO Certifications.	Filed herewith electronically.

(97.1)		Ecolab Inc. Rule 10D-1 Clawback Policy, adopted November 2, 2023.	Incorporated by reference to Exhibit (97.1) of our Form 10-K Annual Report for the year ended December 31, 2023.

(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.

(101.SCH)		Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.

(101.CAL)		Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.

Exhibit No.:	Document:	Method of Filing:

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.

(104)	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

† This exhibit is an executive compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2025.

ECOLAB INC.
(Registrant)

By:	/s/ Christophe Beck
Christophe Beck
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 21st day of February, 2025.

/s/ Christophe Beck	Chairman and Chief Executive Officer
Christophe Beck	(Principal Executive Officer and Director)

/s/ Scott D. Kirkland	Chief Financial Officer
Scott D. Kirkland	(Principal Financial Officer)

/s/ Jennifer J. Bradway	Senior Vice President and Corporate Controller
Jennifer J. Bradway	(duly authorized officer and Principal Accounting Officer)

/s/ Jandeen M. Boone	Directors
Jandeen M. Boone

as attorney-in-fact for:
Judson B. Althoff, Shari L. Ballard, Eric M. Green, Michael Larson, David W. MacLennan, Tracy B. McKibben, Lionel L. Nowell, III, Victoria J. Reich, Suzanne M. Vautrinot and John J. Zillmer