Form 10-Q
period 2025-03-31
ECOLAB INC.
filed 2025-05-08
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of March 31, 2025: 283,512,618 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions, except per share amounts)	2025	2024

Product and equipment sales	$2,901.9	$2,986.5
Service and lease sales	793.1	765.4
Net sales	3,695.0	3,751.9
Product and equipment cost of sales	1,605.4	1,679.2
Service and lease cost of sales	454.8	448.9
Cost of sales (including special charges (a))	2,060.2	2,128.1
Selling, general and administrative expenses	1,050.0	1,077.7
Special (gains) and charges	29.5	28.2
Operating income	555.3	517.9
Other (income) expense	(13.0)	(12.6)
Interest expense, net	58.3	71.6
Income before income taxes	510.0	458.9
Provision for income taxes	103.5	42.3
Net income including noncontrolling interest	406.5	416.6
Net income attributable to noncontrolling interest	4.0	4.5
Net income attributable to Ecolab	$402.5	$412.1

Earnings attributable to Ecolab per common share
Basic	$1.42	$1.44
Diluted	$1.41	$1.43

Weighted-average common shares outstanding
Basic	283.4	285.7
Diluted	285.3	287.8

(a)	Cost of sales includes special (gains) and charges of $4.8 million and $1.6 million in the first quarter of 2025 and 2024, respectively, which is recorded in product and equipment cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions)	2025	2024

Net income including noncontrolling interest	$406.5	$416.6

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(58.8)	(46.6)
Gain (loss) on net investment hedges	(29.8)	8.9
Total foreign currency translation adjustments	(88.6)	(37.7)

Derivatives and hedging instruments	3.2	5.1

Pension and postretirement benefits	3.0	2.3

Subtotal	(82.4)	(30.3)

Total comprehensive income, including noncontrolling interest	324.1	386.3
Comprehensive income attributable to noncontrolling interest	3.8	5.0
Comprehensive income attributable to Ecolab	$320.3	$381.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
(millions, except per share amounts)	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$1,162.6	$1,256.8
Accounts receivable, net	2,857.1	2,865.0
Inventories	1,547.2	1,464.9
Other current assets	514.2	439.0
Total current assets	6,081.1	6,025.7
Property, plant and equipment, net	3,775.8	3,752.4
Goodwill	7,864.5	7,907.3
Other intangible assets, net	3,228.7	3,308.8
Operating lease assets	750.7	723.2
Other assets	665.6	670.4
Total assets	$22,366.4	$22,387.8

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$614.2	$615.7
Accounts payable	1,765.6	1,810.0
Compensation and benefits	540.1	727.4
Income taxes	178.5	127.0
Other current liabilities	1,510.8	1,512.7
Total current liabilities	4,609.2	4,792.8
Long-term debt	6,997.6	6,949.2
Pension and postretirement benefits	590.2	634.9
Deferred income taxes	249.4	280.0
Operating lease liabilities	598.8	575.5
Other liabilities	417.5	366.2
Total liabilities	13,462.7	13,598.6
Commitments and contingencies (Note 16)

Equity (a)
Common stock	368.6	367.8
Additional paid-in capital	7,298.2	7,159.6
Retained earnings	11,735.2	11,517.1
Accumulated other comprehensive loss	(2,064.2)	(1,982.0)
Treasury stock	(8,462.0)	(8,305.2)
Total Ecolab shareholders’ equity	8,875.8	8,757.3
Noncontrolling interest	27.9	31.9
Total equity	8,903.7	8,789.2
Total liabilities and equity	$22,366.4	$22,387.8

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 283.5 shares outstanding as of March 31, 2025 and 283.4 shares outstanding as of December 31, 2024. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	March 31
(millions)	2025	2024

OPERATING ACTIVITIES
Net income including noncontrolling interest	$406.5	$416.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	161.2	157.0
Amortization	74.9	77.8
Deferred income taxes	(21.0)	(74.4)
Share-based compensation expense	42.2	47.0
Pension and postretirement plan contributions	(15.6)	(15.3)
Pension and postretirement plan (income) expense, net	3.4	4.0
Restructuring charges, net of cash paid	21.8	0.2
Sale of global surgical solutions business	1.1	-
Other, net	(4.4)	1.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9.1)	49.0
Inventories	(69.1)	(65.5)
Other assets	(29.9)	21.3
Accounts payable	(2.5)	82.7
Other liabilities	(190.1)	(52.5)
Cash provided by operating activities	369.4	649.4

INVESTING ACTIVITIES
Capital expenditures	(237.9)	(201.5)
Property and other assets sold	21.6	0.7
Divestiture of businesses, net of cash divested	(14.9)	-
Other, net	7.2	(0.2)
Cash used for investing activities	(224.0)	(201.0)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	4.5	7.2
Long-term debt repayments	-	(629.6)
Reacquired shares	(153.7)	(196.4)
Dividends paid	(192.0)	(175.2)
Exercise of employee stock options	98.5	105.5
Other, net	1.1	(0.8)
Cash used for financing activities	(241.6)	(889.3)

Effect of exchange rate changes on cash and cash equivalents	2.0	1.3

Decrease in cash and cash equivalents	(94.2)	(439.6)
Cash and cash equivalents, beginning of period	1,256.8	919.5
Cash and cash equivalents, end of period	$1,162.6	$479.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	First Quarter Ended March 31, 2025 and 2024
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2023	$365.7	$6,766.7	$10,075.4	($1,850.4)	($7,312.7)	$8,044.7	$27.5	$8,072.2

Net income			412.1			412.1	4.5	416.6
Other comprehensive income (loss)				(30.8)		(30.8)	0.5	(30.3)
Cash dividends declared (a)			(163.0)			(163.0)	(12.5)	(175.5)
Stock options and awards	1.1	150.9			0.6	152.6		152.6
Reacquired shares					(210.0)	(210.0)		(210.0)
Balance, March 31, 2024	$366.8	$6,917.6	$10,324.5	($1,881.2)	($7,522.1)	$8,205.6	$20.0	$8,225.6

Balance, December 31, 2024	$367.8	$7,159.6	$11,517.1	($1,982.0)	($8,305.2)	$8,757.3	$31.9	$8,789.2

Net income			402.5			402.5	4.0	406.5
Other comprehensive income (loss)				(82.2)		(82.2)	(0.2)	(82.4)
Cash dividends declared (a)			(184.4)			(184.4)	(7.8)	(192.2)
Stock options and awards	0.8	138.6			1.3	140.7		140.7
Reacquired shares					(158.1)	(158.1)		(158.1)
Balance, March 31, 2025	$368.6	$7,298.2	$11,735.2	($2,064.2)	($8,462.0)	$8,875.8	$27.9	$8,903.7

(a)	Dividends declared per common share were $0.65 and $0.57 in the first quarter of 2025 and 2024, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the first quarter ended March 31, 2025 and 2024 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2024 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2025.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	First Quarter Ended
	March 31
(millions)	2025	2024
Cost of sales
One Ecolab	$4.8	$ -
Other restructuring	-	1.6
Cost of sales subtotal	4.8	1.6

Special (gains) and charges
One Ecolab	39.4	-
Other restructuring	-	18.1
Sale of global surgical solutions business	1.6	6.0
Acquisition and integration activities	1.5	2.5
Other	(13.0)	1.6
Special (gains) and charges subtotal	29.5	28.2

Total special (gains) and charges	$34.3	$29.8

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

The Company recorded restructuring charges of $39.4 million ($30.5 million after tax) during the first quarter of 2025 primarily related to severance. In addition, the Company recorded non-restructuring special charges of $4.8 million ($3.6 million after tax) during the first quarter of 2025, primarily related to professional services. The Company has recorded $121.2 million ($93.5 million after tax) of cumulative restructuring charges and $28.5 million ($21.5 million after tax) of cumulative special charges under the One Ecolab initiative.

The restructuring liability related to the One Ecolab initiative was $84.7 million and $54.9 million as of March 31, 2025 and December 31, 2024, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the One Ecolab initiative since inception of the underlying actions includes the following items:

	Employee	Asset
	Costs	Disposals	Other	Total
(millions)
2024 Activity
Recorded expense and accrual	$46.3	$-	$30.2	$76.5
Net cash payments	-	-	(26.9)	(26.9)
Non-cash net charges	-	-	-	-
Reclassification	-	-	5.3	5.3
Restructuring liability, December 31, 2024	46.3	-	8.6	54.9

2025 Activity
Recorded expense (income) and accrual	$33.1	$-	$6.3	$39.4
Net cash payments	(4.5)	-	(5.1)	(9.6)
Non-cash net charges	-	-	-	-
Reclassification	-	-	-	-
Restructuring liability, March 31, 2025	$74.9	$-	$9.8	$84.7

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

Combined Program

In November 2022 the Company approved a Europe cost savings program and subsequently expanded the program to focus on its Institutional and Healthcare businesses in other regions (the “Combined Program”). The restructuring activities were completed at the end of 2024, with total costs $184.1 million ($151.5 million after tax).

The net liability related to the Combined Program was $5.7 million and $12.8 million as of March 31, 2025 and December 31, 2024, respectively. Net cash payments were $7.1 million in the first quarter of 2025. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Combined Program since inception of the underlying actions includes the following items:

	Employee	Asset
(millions)	Costs	Disposals	Other	Total
2022-2024 Activity
Recorded expense and accrual	$118.0	$15.3	$36.8	$170.1
Net cash payments	(124.5)	-	(31.5)	(156.0)
Non-cash charges	-	(15.3)	-	(15.3)
Reclassification	19.3	-	(5.3)	14.0
Net restructuring liability, December 31, 2024	12.8	-	-	12.8

Other Restructuring Activities

The restructuring liability balance for all other restructuring plans excluding the Combined Program and One Ecolab was $5.6 million and $6.5 million as of March 31, 2025 and December 31, 2024, respectively.

Sale of global surgical solutions business

On April 27, 2024, the Company reached a definitive agreement to sell our global surgical solutions business, which closed on August 1, 2024. The Company recorded charges of $1.6 million ($1.2 million after tax) and $6.0 million ($4.5 million after tax) in the first quarter of 2025 and 2024 respectively.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $1.5 million ($1.1 million after tax) and $2.5 million ($1.9 million after tax) in the first quarter of 2025 and 2024, respectively.

Other operating activities

Other special gains recorded in special (gains) and charges on the Consolidated Statements of Income in the first quarter of 2025 and 2024 were $13.0 million ($11.3 million gain after tax) and charges of $1.6 million ($0.9 million after tax), respectively, are driven by the sale of an equity method investment.

3. ACQUISITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheets based on estimates of the fair value of assets acquired, liabilities assumed and noncontrolling interests acquired as of the acquisition date. Goodwill is recognized in the amount that the purchase consideration paid exceeds the fair value of the net assets acquired. Purchase consideration includes both cash paid and the fair value of noncash consideration exchanged, including stock and/or contingent consideration, and is reduced by the amount of cash or cash equivalents acquired. No acquisitions occurred during the first quarter of 2025 or 2024.

4. BALANCE SHEETS INFORMATION

	March 31	December 31
(millions)	2025	2024
Accounts receivable, net
Accounts receivable	$2,975.8	$2,987.5
Allowance for expected credit losses and other accruals	(118.7)	(122.5)
Total	$2,857.1	$2,865.0

Inventories
Finished goods	$1,020.7	$962.2
Raw materials and parts	623.0	607.4
Inventories at FIFO cost	1,643.7	1,569.6
FIFO cost to LIFO cost difference	(96.5)	(104.7)
Total	$1,547.2	$1,464.9

Other current assets
Prepaid assets	$197.5	$151.4
Taxes receivable	165.2	163.3
Derivative assets	12.8	13.4
Other	138.7	110.9
Total	$514.2	$439.0

Property, plant and equipment, net
Land	$143.3	$144.5
Buildings and leasehold improvements	1,163.2	1,152.8
Machinery and equipment	2,257.7	2,248.5
Dispensing and monitoring equipment(1)	2,969.8	2,925.3
Capitalized software	1,115.4	1,037.8
Construction in progress	653.6	679.3
	8,303.0	8,188.2
Accumulated depreciation	(4,527.2)	(4,435.8)
Total	$3,775.8	$3,752.4

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,264.2	3,279.8
Patents	506.1	504.6
Trademarks	370.7	371.9
Other technologies	540.3	541.8
	4,681.3	4,698.1
Accumulated amortization
Customer relationships	($1,854.8)	($1,814.1)
Patents	(347.1)	(340.6)
Trademarks	(244.0)	(236.3)
Other technologies	(236.7)	(228.3)
	(2,682.6)	(2,619.3)
Net intangible assets subject to amortization	1,998.7	2,078.8
Total	$3,228.7	$3,308.8

Other assets
Deferred income taxes	$153.1	$155.5
Pension	152.4	151.0
Derivative asset	33.8	45.1
Other	326.3	318.8
Total	$665.6	$670.4

(1) Dispensing and monitoring equipment was previously referred to as merchandising and customer equipment.

	March 31	December 31
(millions)	2025	2024
Other current liabilities
Discounts and rebates	$429.9	$452.2
Dividends payable	184.4	184.2
Interest payable	62.8	62.6
Taxes payable, other than income	161.8	171.8
Derivative liability	2.6	3.0
Restructuring	93.4	71.6
Contract liability	110.6	102.0
Operating lease liabilities	147.3	142.3
Other	318.0	323.0
Total	$1,510.8	$1,512.7

Accumulated other comprehensive income (loss)
Unrealized gain (loss) on derivative financial instruments, net of tax	$7.9	$4.6
Unrecognized pension and postretirement benefit expense, net of tax	(535.4)	(538.4)
Cumulative translation, net of tax	(1,536.7)	(1,448.2)
Total	($2,064.2)	($1,982.0)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of March 31, 2025 and December 31, 2024.

	March 31	December 31
(millions)	2025	2024
Short-term debt
Notes payable	$8.2	$3.6
Long-term debt, current maturities	606.0	612.1
Total	$614.2	$615.7

Lines of Credit

As of December 31, 2024, the Company had a $2.0 billion multi-year revolving credit facility which was due to expire in April 2026. In March 2025, the Company entered into an amended and restated revolving credit facility which extended the maturity from April 2026 to March 2030. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either March 31, 2025 or December 31, 2024.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. and Euro commercial paper programs as of March 31, 2025 or December 31, 2024.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of March 31, 2025 and December 31, 2024, the Company had $8.2 million and $3.6 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of March 31, 2025 and December 31, 2024.

	Maturity	March 31	December 31
(millions)	by Year	2025	2024

Long-term debt
Public notes (2025 principal amount)
Ten year 2015 senior notes (€575 million)	2025	$598.1	$607.8
Ten year 2016 senior notes ($750 million)	2026	739.7	735.2
Ten year 2017 senior notes ($500 million)	2027	468.3	456.5
Six Year 2021 senior notes ($500 million)	2027	498.4	498.2
Five Year 2022 senior notes ($500 million)	2028	496.0	495.6
Ten year 2020 senior notes ($698 million)	2030	660.6	657.2
Ten year 2020 senior notes ($600 million)	2031	564.3	559.3
Eleven year 2021 senior notes ($650 million)	2032	645.9	645.8
Thirty year 2011 senior notes ($389 million)	2041	385.1	385.0
Thirty year 2016 senior notes ($200 million)	2046	197.5	197.5
Thirty year 2017 senior notes ($484 million)	2047	428.6	428.2
Thirty year 2020 senior notes ($500 million)	2050	491.5	491.4
Thirty year 2021 senior notes ($850 million)	2051	839.8	839.7
Thirty-four year 2021 senior notes ($685 million)	2055	541.7	541.2
Finance lease obligations and other		48.1	22.7
Total debt		7,603.6	7,561.3
Long-term debt, current maturities		(606.0)	(612.1)
Total long-term debt		$6,997.6	$6,949.2

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

Covenants

The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of March 31, 2025.

Net Interest Expense

Interest expense and interest income recognized during the first quarter of 2025 and 2024 were as follows:

	First Quarter Ended
	March 31
(millions)	2025	2024
Interest expense	$72.6	$94.5
Interest income	(14.3)	(22.9)
Interest expense, net	$58.3	$71.6

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings, including the impact of the Company’s interest rate swap agreements. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill arises from the Company’s acquisitions and represents the excess of the fair value of the purchase consideration exchanged over the fair value of net assets acquired. The Company’s reporting units are its seven operating segments. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, the Company completes an interim goodwill assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the first quarter ended March 31, 2025 were as follows:

		Global	Global
	Global	Institutional	Pest	Global
(millions)	Water	& Specialty	Elimination	Life Sciences	Total
December 31, 2024	$4,304.9	$613.2	$169.4	$2,819.8	$7,907.3
Segment changes (a)	-	411.1	-	(411.1)	-
December 31, 2024 recast	4,304.9	1,024.3	169.4	2,408.7	7,907.3
Effect of foreign currency translation	(24.4)	(3.1)	(0.4)	(14.9)	(42.8)
March 31, 2025	$4,280.5	$1,021.2	$169.0	$2,393.8	$7,864.5

(a)	Relates to reclassifications made to reportable segments in the current year. Effective January 1, 2025, the Company’s former Global Industrial reportable segment was renamed Global Water and includes the Light & Heavy (previously named Water), Food & Beverage, and Paper operating segments. The Global Institutional & Specialty reportable segment continues to include the Institutional and Specialty operating segments. The Company’s former healthcare operating segment moved into the Institutional operating segment. Global Life Sciences was elevated to a standalone reportable segment. The Global Pest Elimination segment remains a standalone reportable segment. After these changes, the Company has seven operating segments.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of an indefinite-lived intangible asset exceeds its fair value, the Company completes an interim impairment assessment of that asset prior to the next annual assessment. Based on the ongoing performance of the Company’s reporting units associated with the Nalco trade name, an interim indefinite life intangible asset impairment assessment was not performed during the first quarter of 2025. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technologies primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the first quarter of 2025 and 2024 was $74.9 million and $77.8 million, respectively. Amortization expense related to intangible assets for the remaining nine-month period of 2025 is expected to be approximately $218.1 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	March 31, 2025
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$28.7	$-	$28.7	$-
Cross-currency swap derivative contracts	74.5	-	74.5	-

Liabilities
Foreign currency forward contracts	18.3	-	18.3	-
Interest rate swap agreements	114.3	-	114.3	-
Cross-currency swap derivative contracts	63.2	-	63.2	-

	December 31, 2024
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$38.4	$-	$38.4	$-
Cross-currency swap derivative contracts	119.0	-	119.0	-

Liabilities
Foreign currency forward contracts	28.0	-	28.0	-
Interest rate swap agreements	138.5	-	138.5	-
Cross-currency swap derivative contracts	56.4	-	56.4	-

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and classified within Level 2. The carrying value of interest rate swap agreements is at fair value, which is determined based on current forward interest rates as of the balance sheet date and are classified within Level 2. The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Euro, the U.S. dollar and CNH (CNH is the Chinese Yuan traded in the offshore market) and the U.S. dollar and the Canadian dollar (CAD). The carrying value of the cross-currency swap derivative contracts is at fair value, which is determined based on the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs as of the balance sheet date and are classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives is within Note 8.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$7,603.6	$6,739.7	$7,561.3	$6,662.1

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	March 31	December 31	March 31	December 31
(millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments
Foreign currency forward contracts	$14.1	$11.4	$3.2	$3.2
Interest rate swap agreements	-	-	114.3	138.5
Cross-currency swap derivative contracts	45.9	82.1	34.6	19.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	14.6	27.0	15.1	24.8
Cross-currency swap derivative contracts	28.6	36.9	28.6	36.9
Gross value of derivatives	103.2	157.4	195.8	222.9

Gross amounts offset in the Consolidated Balance Sheets	(56.6)	(98.9)	(56.6)	(98.9)
Net value of derivatives	$46.6	$58.5	$139.2	$124.0

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	March 31	December 31
(millions)	2025	2024

Foreign currency forward contracts	$2,146	$3,175
Interest rate swap agreements	1,500	1,500
Cross-currency swap derivative contracts	3,370	2,745

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

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	First Quarter Ended		First Quarter Ended
Line item in which the hedged item is included	March 31		March 31
(millions)	2025	2024	2025	2024
Long-term debt	$1,385.8	$1,333.6	($116.6)	($168.7)

Net Investment Hedges

In January 2024, the Company repaid €575 million ($630 million) of long-term debt and settled the remaining €259 million net investment hedge related to that Euro debt. The Company designates its remaining outstanding €575 million ($598 million as of March 31, 2025) senior notes (“Euronotes”) and related accrued interest as a hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries.

In February 2025, the Company entered into Euro cross-currency swap derivative contracts with an aggregate notional amount of €300 million and Canadian dollar cross-currency swap derivative contracts with an aggregate notional amount of CAD 280 million. In aggregate, the Company maintains Euro (“€”), Chinese Yuan (“CNH”), and Canadian dollar (“CAD”) cross-currency swap derivative contracts that are designated as net investment hedges of the Company’s related foreign currency denominated exposures from the Company’s investments in certain subsidiaries denominated in such functional currencies. As of March 31, 2025, the Company had €1,875 million ($2,028 million), CNH 3,619 million ($498 million), and CAD 280 million ($195 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations.

The cross-currency swap derivative contracts exchange fixed-rate payments in one currency for fixed-rate payments in another currency. The changes in the spot rate of these instruments are recorded in AOCI in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Amounts excluded from the assessment of effectiveness are recognized in interest expense on a straight-line basis over the term of the hedge. The interest income or expense from these swaps are recorded in interest expense on the accompanying Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	First Quarter Ended
	March 31
(millions)	2025	2024
Revaluation gain (loss), net of tax:
Euronotes	$7.1	$2.5
Cross-currency swap derivative contracts	(36.9)	6.4
Total revaluation gain (loss), net of tax	($29.8)	$8.9

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	First Quarter Ended
	March 31
	2025			2024
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$2.1	$1.2	$-	$-	$0.7	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	-
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(0.5)	-	-	(0.5)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	(0.5)	-	-	0.4	-
Total gain (loss) of all derivative instruments	$2.1	$0.7	($0.5)	$-	$1.1	($0.5)

Subsequent Events

In April 2025, the Company entered into cross-currency swap derivative contracts with aggregate notional amounts of €200 million. These cross-currency swap derivative contracts are designated as net investment hedges of the Company’s Euro denominated exposures from its investments in certain of its Euro denominated functional currency subsidiaries.

In April 2025, the Company elected to de-designate as a net investment hedge €300 million of its Euro debt maturing July 2025. The Company designates its remaining outstanding €275 million senior notes (“Euronotes”) and related accrued interest as a hedge of its Euro denominated exposures from its investments in certain of its Euro denominated functional currency subsidiaries.

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	First Quarter Ended
	March 31
(millions)	2025	2024
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative and hedging instruments
Amount recognized in AOCI	$8.5	$6.6
(Gain) loss reclassified from AOCI into income
COS	(2.1)	-
SG&A	(1.2)	(0.7)
Interest (income) expense, net	0.5	0.5
	(2.8)	(0.2)
Other activity	(0.2)	-
Tax impact	(2.3)	(1.3)
Net of tax	$3.2	$5.1

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Settlement charge	$-	$0.4
Amortization of losses and prior period service credits, net	2.1	1.7
	2.1	2.1
Other activity	1.4	0.9
Tax impact	(0.5)	(0.7)
Net of tax	$3.0	$2.3

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	First Quarter Ended
	March 31
	2025	2024
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	($2.1)	($0.1)

Pension and postretirement benefits amortization of losses and prior period service
credits, net and settlement charge, reclassified from AOCI into income, net of tax	3.0	2.3

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In November 2022, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of March 31, 2025, 8,200,873 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first quarter of 2025, the Company reacquired 648,220 shares of its common stock, of which 580,712 related to share repurchases through open market and 67,508 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2025	2024

Net income attributable to Ecolab	$402.5	$412.1

Weighted-average common shares outstanding
Basic	283.4	285.7
Effect of dilutive stock options and units	1.9	2.1
Diluted	285.3	287.8

Earnings attributable to Ecolab per common share
Basic EPS	$1.42	$1.44
Diluted EPS	$1.41	$1.43

Anti-dilutive securities excluded from the computation of diluted EPS	0.6	2.4

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 20.3% and 9.2% for the first quarter of 2025 and 2024, respectively. The change in the Company’s tax rate for the first quarter of 2025 compared to the first quarter of 2024 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax benefits related to discrete tax items of $0.5 million in the first quarter of 2025. This included $7.3 million associated with share-based compensation excess tax benefits. The remaining net expense of $6.8 million is from other income tax adjustments including audit settlements, changes in uncertain tax positions, and other changes in estimates.

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

The Organization for Economic Co-operation’s (“OECD”) global minimum tax regime (“Pillar Two”) is effective in certain countries where the Company operates. As such, an estimate of Pillar Two tax has been considered within the provision for income taxes. The Company continues to monitor these legislative developments, but based on information available does not anticipate material impacts to the 2025 financial statements.

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

The components of net periodic pension and postretirement health care benefit expense for the first quarter ended March 31 are as follows:

	U.S.		International		U.S. Postretirement
	Pensions		Pensions		Benefits
(millions)	2025	2024	2025	2024	2025	2024
Service cost	$11.7	$11.6	$4.6	$4.9	$0.1	$0.1
Interest cost on benefit obligation	22.9	21.8	10.7	12.4	1.3	1.3
Expected return on plan assets	(37.6)	(37.7)	(12.4)	(12.5)	-	-
Recognition of net actuarial loss (gain)	2.1	1.5	2.1	2.2	(0.9)	(0.8)
Amortization of prior service benefit	(1.1)	(1.1)	(0.1)	(0.1)	-	-
Curtailments and settlements	-	0.4	-	-	-	-
Total expense (benefit)	($2.0)	($3.5)	$4.9	$6.9	$0.5	$0.6

Service cost is included as employee compensation cost in either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of March 31, 2025, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first quarter of 2025, the Company made contributions of $2 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $7 million to such plans during the remainder of 2025.

During the first quarter of 2025, the Company made contributions of $11 million to its international pension plans and estimates it will contribute an additional $36 million to such plans during the remainder of 2025.

During the first quarter of 2025, the Company made contributions of $2 million to its U.S. postretirement health care plans and estimates it will contribute an additional $8 million to such plans during the remainder of 2025.

14. REVENUES

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

Service and Lease Equipment

Service and lease equipment revenue is generated from providing services or leasing equipment to customers. Service offerings include installing or repairing certain types of equipment, activities that supplement or replace headcount at the customer location, or fulfilling deliverables included in the contract. Global Water segment services are associated with water treatment and paper process applications. Global Institutional & Specialty segment services include cleaning and sanitizing programs and wash process solutions. Global Life Sciences segment services include pharmaceutical, personal care, infection and containment control solutions. Revenues included in Global Pest Elimination primarily relate to services designed to detect, eliminate and prevent pests. Revenue from service and leased equipment is recognized when the services are provided, or the customer receives the benefit from the leased equipment, which is over time. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided. Typically, revenue is recognized using costs incurred to date because the effort provided by the field selling and service organization represents services provided, which corresponds with the transfer of control. Revenue for leased equipment is accounted for under Topic 842 Leases and recognized on a straight-line basis over the length of the lease contract.

Other Considerations

Contracts with customers may include multiple performance obligations. For contracts with multiple performance obligations, the consideration is allocated between products and services based on their stand-alone selling prices. Stand-alone selling prices are generally based on the prices charged to customers when the good or service is not bundled with other product or services or using an expected cost plus margin. Judgment is used in determining the amount of service that is embedded within the Company’s contracts, which is based on the amount of time spent on the performance obligation activities. The level of effort, including the estimated margin that would be charged, is used to determine the amount of service revenue. Depending on the terms of the contract, the Company defers the recognition of revenue when a future performance obligation has not yet occurred.

Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue-producing transaction, which are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight are recognized in cost of sales when control over the product has transferred to the customer.

Other estimates used in recognizing revenue include variable consideration related to customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives at the time the sale is recorded. These estimates are non-complex in nature and are based primarily on historical experience and anticipated performance over the contract period. In addition, timely sales data is available, limiting estimation uncertainty. Based on the certainty in estimating these amounts, they are included in the transaction price of the contracts and the associated remaining performance obligations.

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

The Company’s operating lease revenue was as follows:

	First Quarter Ended
	March 31
(millions)	2025	2024
Operating lease revenue*	$136.5	$133.2

*Includes immaterial variable lease revenue

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue.

Net sales at public exchange rates by reportable segment are as follows:

	First Quarter Ended
	March 31
(millions)	2025	2024
Global Water
Product and sold equipment	$1,600.3	$1,612.2
Service and lease equipment	226.1	226.7
Global Institutional & Specialty
Product and sold equipment	1,140.3	1,215.2
Service and lease equipment	277.7	265.0
Global Pest Elimination
Product and sold equipment	-	-
Service and lease equipment	280.6	266.1
Global Life Sciences
Product and sold equipment	161.3	159.1
Service and lease equipment	8.7	7.6
Total
Total product and sold equipment	$2,901.9	$2,986.5
Total service and lease equipment	$793.1	$765.4

Net sales at public exchange rates by geographic region for the first quarter ended March 31 are as follows:

	Global		Global Institutional		Global		Global
	Water		& Specialty		Pest Elimination		Life Sciences
	2025	2024	2025	2024	2025	2024	2025	2024

United States	$816.9	$791.0	$938.5	$974.1	$195.2	$181.7	$49.1	$45.4
Europe	356.3	363.3	226.0	245.6	44.3	43.2	85.8	96.3
Asia Pacific	221.0	230.4	75.2	78.6	7.9	7.6	10.3	7.5
Latin America	180.3	196.2	49.2	55.1	14.1	14.5	5.1	4.5
India, Middle East and Africa	100.0	106.1	21.8	21.5	1.7	1.7	7.3	3.1
Greater China	98.2	99.0	49.8	46.8	14.7	14.7	11.5	9.4
Canada	53.7	52.9	57.5	58.5	2.7	2.7	0.9	0.5
Total	$1,826.4	$1,838.9	$1,418.0	$1,480.2	$280.6	$266.1	$170.0	$166.7

Net sales by geographic region were determined based on sales destination. The United States made up 54% and 53% of total revenues during the first quarter ended March 31, 2025 and 2024, respectively.

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

The Company’s allowance for expected return of products shipped and credits related to pricing or quantities shipped was $45.6 million and $52.5 million as of March 31, 2025 and December 31, 2024, respectively. Returns and credit activity are recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

	First Quarter Ended
	March 31
(millions)	2025	2024

Beginning balance	$70.0	$77.3
Bad debt expense	12.2	13.2
Write-offs	(9.6)	(10.6)
Other (a)	0.5	(0.9)
Ending balance	$73.1	$79.0

(a)	Other amounts are primarily the effects of changes in currency translations.

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

The following table summarizes the contract liability activity:

	First Quarter Ended
	March 31
(millions)	2025	2024

Contract liability as of beginning of the year	$102.0	$110.9

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(102.0)	(110.9)

Increases due to billings excluding amounts recognized as revenue during the period ended	110.6	118.0

Contract liability as of end of period	$110.6	$118.0

15. OPERATING SEGMENTS

The Company’s organizational structure consists of global business units and market-based leadership teams. The Company’s seven operating segments follow its commercial and product-based activities and are based on engagement in business activities, availability of discrete financial information and review of operating results by the Chief Operating Decision Maker (“CODM”) at the identified operating segment level.

The Company’s operating segments that share similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment have been aggregated into four reportable segments: Global Water, Global Institutional & Specialty, Global Pest Elimination and Global Life Sciences.

Comparability of Reportable Segments

Effective January 1, 2025, the Company’s former Global Industrial reportable segment was renamed Global Water and includes the Light & Heavy (previously named Water), Food & Beverage, and Paper operating segments. The Global Institutional & Specialty reportable segment continues to include the Institutional and Specialty operating segments. The Company’s former healthcare operating segment moved into the Institutional operating segment. Global Life Sciences was elevated to a standalone reportable segment. The

Global Pest Elimination segment remains a standalone reportable segment. The Company made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments. These changes are presented in "Other" columns of the table below. Prior period amounts have been recast to conform with current period presentation.

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminates the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. The “Fixed Currency Rate Change” column shown in the following table reflects international operations at fixed currency exchange rates established by management at the beginning of 2025, rather than the 2024 established rates. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported within the “Effect of foreign currency translation” row in the following table.

The impact of the preceding changes on previously reported full year 2024 reportable segment information is summarized as follows:

	December 31, 2024

	2024 Reported		Fixed	2024 Reported
	Valued at 2024		Currency	Valued at 2025
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Water	$7,857.2	($1.2)	($372.6)	$7,483.4
Global Institutional & Specialty	5,413.9	726.0	(160.5)	5,979.4
Global Pest Elimination	1,167.8	-	(27.7)	1,140.1
Global Life Sciences	1,434.1	(724.8)	(38.8)	670.5
Subtotal at fixed currency rates	15,873.0	-	(599.6)	15,273.4
Effect of foreign currency translation	(131.6)		599.6	468.0
Consolidated reported GAAP net sales	$15,741.4	$-	$-	$15,741.4

Cost of Sales
Global Water	$4,691.2	$2.0	($222.3)	$4,470.9
Global Institutional & Specialty	2,727.5	490.6	(87.1)	3,131.0
Global Pest Elimination	655.0	0.1	(15.3)	639.8
Global Life Sciences	895.1	(492.7)	(19.8)	382.6
Corporate	5.4	-	(0.2)	5.2
Subtotal at fixed currency rates	$8,974.2	$-	($344.7)	$8,629.5

Selling, General and Administrative Expenses
Global Water	$1,865.4	$3.1	($63.2)	$1,805.3
Global Institutional & Specialty	1,503.7	181.2	(38.7)	1,646.2
Global Pest Elimination	292.4	5.1	(6.9)	290.6
Global Life Sciences	391.8	(189.4)	(6.3)	196.1
Corporate	199.3	-	(3.7)	195.6
Subtotal at fixed currency rates	$4,252.6	$-	($118.8)	$4,133.8

Special (Gains) and Charges
Corporate	(188.9)	-	0.2	(188.7)
Subtotal at fixed currency rates	($188.9)	$-	$0.2	($188.7)

Operating Income
Global Water	$1,300.6	($6.3)	($87.1)	$1,207.2
Global Institutional & Specialty	1,182.7	54.2	(34.7)	1,202.2
Global Pest Elimination	220.4	(5.2)	(5.5)	209.7
Global Life Sciences	147.2	(42.7)	(12.7)	91.8
Corporate	(15.8)	-	3.7	(12.1)
Subtotal at fixed currency rates	2,835.1	-	(136.3)	2,698.8
Effect of foreign currency translation	(32.7)	-	136.3	103.6
Consolidated reported GAAP operating income	$2,802.4	$-	$-	$2,802.4

Reportable Segment Information

The Company has determined its significant segment expenses are cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”), which are regularly provided to the CODM at fixed currency exchange rates. Financial information for each of the Company’s reportable segments were as follows:

	March 31, 2025

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$1,800.5	$1,073.6	$466.9	$-	$260.0
Global Institutional & Specialty	1,406.5	705.3	402.6	-	298.6
Global Pest Elimination	278.1	161.7	70.3	-	46.1
Global Life Sciences	167.0	90.4	51.4	-	25.2
Corporate	-	4.7	48.5	29.3	(82.5)
Subtotal at fixed currency rates	$3,652.1	$2,035.7	$1,039.7	$29.3	$547.4
Effect of foreign currency translation	42.9				7.9
Consolidated reported GAAP	$3,695.0				$555.3

	March 31, 2024

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$1,755.0	$1,050.5	$460.9	$-	$243.6
Global Institutional & Specialty	1,446.9	770.6	418.9	-	257.4
Global Pest Elimination	260.3	147.5	66.3	-	46.5
Global Life Sciences	159.3	84.6	55.4	-	19.3
Corporate	-	1.6	48.9	28.3	(78.8)
Subtotal at fixed currency rates	$3,621.5	$2,054.8	$1,050.4	$28.3	$488.0
Effect of foreign currency translation	130.4				29.9
Consolidated reported GAAP	$3,751.9				$517.9

The profitability of the Company’s operating segments is evaluated by management based on operating income.

Consistent with the Company’s internal management reporting, Corporate includes intangible asset amortization specifically from the Nalco and Purolite acquisitions and special (gains) and charges, as discussed in Note 2, that are not allocated to the Company’s reportable segments.

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

The amendments in this ASU are to improve the disclosures about reportable segments and add more detailed information about a reportable segment’s expenses. The amendments in the ASU require public entities to disclose on an annual and interim basis significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, other segment items by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed.

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

			Effective for annual periods beginning after December 15, 2024	The Company is currently evaluating the impact of adoption and additional disclosure requirements.

ASU 2024-03 and ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	November 2024 and January 2025

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

With respect to the unaudited financial information of the Company for the first quarter ended March 31, 2025 and 2024 included in Part 1 of this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated May 8, 2025 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of March 31, 2025, and the related consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2025 and 2024, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended (not presented herein), and in our report dated February 21, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 8, 2025

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

The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion contains various Non-GAAP Financial Measures and also contains various Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

Impact of Acquisitions and Divestitures

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude the impact of special (gains) and charges, the results of our acquired businesses from the first twelve months post acquisition and the results of divested businesses from the twelve months prior to divestiture. In addition, as part of the separation of ChampionX in 2020, we continue to provide certain products to ChampionX which are recorded in product and equipment sales in the Global Water segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

Comparability of Reportable Segments

Effective January 1, 2025, the Company’s former Global Industrial reportable segment was renamed Global Water and includes the Light & Heavy (previously named Water), Food & Beverage, and Paper operating segments. The Global Institutional & Specialty reportable segment continues to include the Institutional and Specialty operating segments. The Company’s former healthcare operating segment moved into the Institutional operating segment. Global Life Sciences was elevated to a standalone reportable segment. The Global Pest Elimination segment remains a standalone reportable segment. After these changes, the Company has seven operating segments.

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

OVERVIEW OF THE FIRST QUARTER ENDED MARCH 31, 2025

Sales Performance

When comparing first quarter 2025 against first quarter 2024, sales performance was as follows:

●	Reported net sales decreased 2% to $3,695.0 million driven by an unfavorable impact from the sale of the global surgical solutions business and currency translation. Organic sales increased 3%.
●	Organic sales for our Global Water segment increased 2% to $1,779.2 million driven by sales growth in Light & Heavy and Food & Beverage.
●	Organic sales for our Global Institutional & Specialty segment increased 4% to $1,406.1 million as growth remained strong for both the Institutional and Specialty operating segments.
●	Organic sales for Global Pest Elimination increased 5% to $273.7 million.
●	Organic sales for our Global Life Sciences segment increased 5% to $167.0 million.

Financial Performance

When comparing first quarter 2025 against first quarter 2024, our financial performance was as follows:

●	Reported operating income increased 7% to $555.3 million. Organic operating income increased 17%.
●	Net income attributable to Ecolab decreased 2% to $402.5 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2025 and 2024 reported results, our adjusted net income attributable to Ecolab increased 10%.
●	Reported diluted EPS decreased 1% to $1.41. Excluding the impact of special (gains) and charges and discrete tax items from both 2025 and 2024 reported results, adjusted diluted EPS increased 12% to $1.50 in the first quarter of 2025.
●	Our reported tax rate was 20.3% during the first quarter of 2025, compared to 9.2% during the first quarter of 2024. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2025 and 2024 results, our adjusted tax rate was 20.8% during the first quarter of 2025, compared to 19.9% during the first quarter of 2024.

RESULTS OF OPERATIONS

Net Sales

	First Quarter Ended
	March 31
(millions)	2025	2024	Change
Product and equipment sales	$2,901.9	$2,986.5
Service and lease sales	793.1	765.4
Reported GAAP net sales	$3,695.0	$3,751.9	(2)%
Effect of foreign currency translation	(42.9)	(130.4)
Non-GAAP fixed currency sales	$3,652.1	$3,621.5	1%
Effect of acquisitions and divestitures	(26.1)	(103.3)
Non-GAAP organic sales	$3,626.0	$3,518.2	3%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2025 sales change are shown below:

First Quarter Ended
March 31
(percent)	2025
Volume	1%
Pricing	2
Organic sales change	3
Acquisitions and divestitures	(2)
Fixed currency sales change	1
Foreign currency translation	(2)
Reported GAAP net sales change	(2)%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	First Quarter Ended
	March 31
	2025		2024
		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,605.4		$1,679.2
Service and lease cost of sales	454.8		448.9
Reported GAAP COS and gross margin	$2,060.2	44.2%	$2,128.1	43.3%
Special (gains) and charges	4.8		1.6
Non-GAAP adjusted COS and gross margin	$2,055.4	44.4%	$2,126.5	43.3%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 44.2% and 43.3% for the first quarter of 2025 and 2024, respectively. Special (gains) and charges included in items impacting cost of sales are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges within COS, first quarter 2025 and 2024 adjusted gross margin was 44.4% and 43.3%, respectively. Our adjusted gross margin increased when comparing the first quarter of 2025 against the first quarter of 2024 reflecting strong value pricing.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 28.4% for the first quarter of 2025, compared to 28.7% for the first quarter of 2024, respectively. The SG&A ratio to sales in the first quarter of 2025 decreased as good productivity more than offset growth-oriented investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	First Quarter Ended
	March 31
(millions)	2025	2024
Cost of sales
One Ecolab	$4.8	$ -
Other restructuring	-	1.6
Cost of sales subtotal	4.8	1.6

Special (gains) and charges
One Ecolab	39.4	-
Other restructuring	-	18.1
Sale of global surgical solutions business	1.6	6.0
Acquisition and integration activities	1.5	2.5
Other	(13.0)	1.6
Special (gains) and charges subtotal	29.5	28.2

Total special (gains) and charges	$34.3	$29.8

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

We recorded restructuring charges of $39.4 million ($30.5 million after tax), or $0.11 per diluted share during the first quarter of 2025, primarily related to severance. In addition, we recorded non-restructuring special charges of $4.8 million ($3.6 million after tax), or $0.01 per diluted share during the first quarter of 2025, primarily related to professional services. We have recorded $121.2 million ($93.5 million after tax), or $0.33 per diluted share of cumulative restructuring charges and $28.5 million ($21.5 million after tax), or $0.07 per diluted share of cumulative special charges under the One Ecolab initiative.

The restructuring liability related to the One Ecolab initiative was $84.7 million and $54.9 million as of March 31, 2025 and December 31, 2025, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

One Ecolab has delivered $25 million of cumulative cost savings with estimated annualized cost savings of $140 million in continuing operations by 2027.

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

Combined Program

In November 2022 we approved a Europe cost savings program and subsequently expanded the program to focus on our Institutional and Healthcare businesses in other regions (the “Combined Program”). The restructuring activities were completed at the end of 2024, with total costs $184.1 million ($151.5 million after tax), or $0.53 per diluted share.

The net liability related to the Combined Program was $5.7 million and $12.8 million as of March 31, 2025 and December 31, 2024, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

The Combined Program has delivered our targeted $175 million of annual cost savings.

Other Restructuring Activities

The restructuring liability balance for all other restructuring plans excluding the Combined Program and One Ecolab was $5.6 million and $6.5 million as of March 31, 2025 and December 31, 2024, respectively.

Sale of global surgical solutions business

On April 27, 2024, we reached a definitive agreement to sell our global surgical solutions business, which closed on August 1, 2024. We recorded charges of $1.6 million ($1.2 million after tax), or $0.01 per diluted share, and $6.0 million ($4.5 million after tax), or $0.02 per diluted share, in the first quarter of 2025 and 2024 respectively.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $1.5 million ($1.1 million after tax) or less than $0.01 per diluted share and $2.5 million ($1.9 million after tax) or $0.01 per diluted share in the first quarter of 2025 and 2024, respectively.

Other operating activities

Other special gains recorded in special (gains) and charges on the Consolidated Statements of Income in the first quarter of 2025 and 2024 were $13.0 million ($11.3 million gain after tax) or ($0.04) per diluted share and charges of $1.6 million ($0.9 million after tax) or less than $0.01 per diluted share, respectively, are driven by the sale of an equity method investment.

Operating Income and Operating Income Margin

	First Quarter Ended
	March 31
(millions)	2025	2024	Change
Reported GAAP operating income	$555.3	$517.9	7%
Special (gains) and charges	34.3	29.8
Non-GAAP adjusted operating income	589.6	547.7	8%
Effect of foreign currency translation	(8.2)	(29.8)
Non-GAAP adjusted fixed currency operating income	581.4	517.9	12%
Effect of acquisitions and divestitures	(2.1)	(21.3)
Non-GAAP organic operating income	$579.3	$496.6	17%

	First Quarter Ended
	March 31
(percent)	2025	2024
Reported GAAP operating income margin	15.0%	13.8%
Non-GAAP adjusted operating income margin	16.0%	14.6%
Non-GAAP adjusted fixed currency operating income margin	15.9%	14.3%
Non-GAAP organic operating income margin	16.0%	14.1%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 7% in the first quarter of 2025, versus the comparable period of 2024. Our reported operating income for 2025 and 2024 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2025 and 2024 reported results, our adjusted operating income increased 8% in the first quarter of 2025.

As shown in the previous table, foreign currency had a 4 percentage point negative impact on adjusted operating income growth for the first quarter of 2025.

Other (Income) Expense

	First Quarter Ended
	March 31
(millions)	2025	2024	Change
Reported GAAP other (income) expense	($13.0)	($12.6)	3%

Reported other (income) expense increased to ($13.0) million from ($12.6) million in the first quarter of 2025 compared to the first quarter of 2024, respectively, driven by lower pension costs.

Interest Expense, Net

	First Quarter Ended
	March 31
(millions)	2025	2024	Change
Reported GAAP interest expense, net	$58.3	$71.6	(19)%

Reported net interest expense was $58.3 million and $71.6 million in the first quarter of 2025 and 2024, respectively. The decrease in net interest expense reflects the impact from lower interest rates and a higher cash balance.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2025	2024
Reported GAAP tax rate	20.3%	9.2%
Tax rate impact of:
Special (gains) and charges	0.4	0.8
Discrete tax items	0.1	9.9
Non-GAAP adjusted tax rate	20.8%	19.9%

Our reported tax rate was 20.3% and 9.2% for the first quarter of 2025 and 2024, respectively. The change in our tax rate for the first quarter versus the comparable periods of 2024 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax benefits related to discrete tax items of $0.5 million in the first quarter of 2025. This included $7.3 million associated with share-based compensation excess tax benefits. The remaining net expense of $6.8 million is from other income tax adjustments including audit settlements, changes in uncertain tax positions, and other changes in estimates.

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

The change in our adjusted tax rates from 2024 to 2025 was primarily driven by geographic income mix. Future comparability of our adjusted tax rate may be impacted by various factors, including but not limited to other changes in global tax rules, further tax planning projects and geographic income mix.

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31
(millions)	2025	2024	Change
Reported GAAP net income attributable to Ecolab	$402.5	$412.1	(2)%
Adjustments:
Special (gains) and charges, after tax	25.1	23.1
Discrete tax expense (benefit)	(0.5)	(48.2)
Non-GAAP adjusted net income attributable to Ecolab	$427.1	$387.0	10%

Diluted EPS

	First Quarter Ended
	March 31
(dollars)	2025	2024	Change
Reported GAAP diluted EPS	$1.41	$1.43	(1)%
Adjustments:
Special (gains) and charges, after tax	0.09	0.08
Discrete tax expense (benefit)	0.00	(0.17)
Non-GAAP adjusted diluted EPS	$1.50	$1.34	12%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately ($0.06) per share on diluted EPS for the first quarter of 2025 when compared to the comparable period of 2024.

SEGMENT PERFORMANCE

The non-U.S. dollar functional international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2025. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2024. Additional information about our reportable segments is included in Note 15.

Fixed currency net sales and operating income for the first quarter of 2025 for our reportable segments are shown in the following tables:

Net Sales	First Quarter Ended
	March 31
(millions)	2025	2024	Change
Global Water	$1,800.5	$1,755.0	3%
Global Institutional & Specialty	1,406.5	1,446.9	(3)
Global Pest Elimination	278.1	260.3	7
Global Life Sciences	167.0	159.3	5
Subtotal at fixed currency	3,652.1	3,621.5	1
Effect of foreign currency translation	42.9	130.4
Consolidated reported GAAP net sales	$3,695.0	$3,751.9	(2)%

Operating Income	First Quarter Ended
	March 31
(millions)	2025	2024	Change
Global Water	$260.0	$243.6	7%
Global Institutional & Specialty	298.6	257.4	16
Global Pest Elimination	46.1	46.5	(1)
Global Life Sciences	25.2	19.3	31
Corporate	(82.5)	(78.8)	5
Subtotal at fixed currency	547.4	488.0	12
Effect of foreign currency translation	7.9	29.9
Consolidated reported GAAP operating income	$555.3	$517.9	7%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	First Quarter Ended
	March 31
Net Sales	2025			2024
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Water	$1,800.5	($21.3)	$1,779.2	$1,755.0	($11.8)	$1,743.2
Global Institutional & Specialty	1,406.5	(0.4)	1,406.1	1,446.9	(91.5)	1,355.4
Global Pest Elimination	278.1	(4.4)	273.7	260.3	-	260.3
Global Life Sciences	167.0	-	167.0	159.3	-	159.3
Subtotal at fixed currency	3,652.1	(26.1)	3,626.0	3,621.5	(103.3)	3,518.2
Effect of foreign currency translation	42.9			130.4
Consolidated reported GAAP net sales	$3,695.0			$3,751.9

Operating Income	2025			2024
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Water	$260.0	($2.1)	$257.9	$243.6	$1.3	$244.9
Global Institutional & Specialty	298.6	-	298.6	257.4	(22.6)	234.8
Global Pest Elimination	46.1	-	46.1	46.5	-	46.5
Global Life Sciences	25.2	-	25.2	19.3	-	19.3
Corporate	(48.5)	-	(48.5)	(48.9)	-	(48.9)
Non-GAAP adjusted fixed currency operating income	581.4	(2.1)	579.3	517.9	(21.3)	496.6
Special (gains) and charges at fixed currency rates	34.0			29.9
Subtotal at fixed currency	547.4			488.0
Effect of foreign currency translation	7.9			29.9
Consolidated reported GAAP operating income	$555.3			$517.9

Unless otherwise noted, the following segment performance commentary compares the first quarter of 2025 against the first quarter of 2024.

Global Water

	First Quarter Ended
	March 31
	2025	2024
Sales at fixed currency (millions)	$1,800.5	$1,755.0
Sales at public currency (millions)	1,826.4	1,838.9

Organic sales change	2%
Acquisitions and divestitures	1%
Fixed currency sales change	3%
Foreign currency translation	(3)%
Public currency sales change	(1)%

Operating income at fixed currency (millions)	$260.0	$243.6
Operating income at public currency (millions)	265.1	263.9

Fixed currency operating income change	7%
Fixed currency operating income margin	14.4%	13.9%
Organic operating income change	5%
Organic operating income margin	14.5%	14.0%
Public currency operating income change	0%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased 3%, including a benefit from the acquisition of Barclay Water Management. Organic sales for Global Water increased in the first quarter of 2025 driven by growth in Light & Heavy and Food & Beverage.

Light & Heavy organic sales increased 3% in the first quarter of 2025 driven by accelerating growth in high tech and solid growth in manufacturing and downstream which more than offset slightly lower sales in basic industries. High tech reported strong double-digit sales growth driven by cooling technologies for data centers and circular water for microelectronics. Manufacturing reported solid growth driven by food & beverage. Downstream reported good growth in North America and Europe partially offset by softer sales in other international regions. Basic Industries reported solid growth in chemicals which was more than offset by modestly lower sales in primary metals and power. Food & Beverage organic sales increased 2% in the first quarter of 2025 as continued value pricing and new business wins overcame end-market demand that softened during the quarter. Paper organic sales remained flat in the first quarter of 2025 as new business wins were offset by softer customer production rates.

Operating Income

Organic operating income and organic operating income margins increased for Global Water in the first quarter of 2025.

Organic operating income margins increased 0.5 percentage points during the first quarter of 2025 as the 1.3 percentage point positive impact of strong pricing and higher volumes overcame the 0.9 percentage point impact of investments in the business.

Global Institutional & Specialty

	First Quarter Ended
	March 31
	2025	2024
Sales at fixed currency (millions)	$1,406.5	$1,446.9
Sales at public currency (millions)	1,418.0	1,480.2

Organic sales change	4%
Acquisitions and divestitures	(6)%
Fixed currency sales change	(3)%
Foreign currency translation	(1)%
Public currency sales change	(4)%

Operating income at fixed currency (millions)	$298.6	$257.4
Operating income at public currency (millions)	300.6	264.0

Fixed currency operating income change	16%
Fixed currency operating income margin	21.2%	17.8%
Organic operating income change	27%
Organic operating income margin	21.2%	17.3%
Public currency operating income change	14%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales declined 3% in the first quarter of 2025 due to the sale of Ecolab’s global surgical solutions business, which was sold in the third quarter of 2024. Organic sales for Global Institutional & Specialty increased in the first quarter of 2025 with strong growth in both operating segments.

At an operating segment level, Institutional organic sales increased 4% in the first quarter of 2025 reflecting strong growth in the legacy Institutional business and a modest decline in healthcare sales. Specialty organic sales increased 3% in the first quarter of 2025 reflecting strong growth, partially offset by unfavorable impact from non-strategic, low margin business exits.

Operating Income

Organic operating income and organic operating income margin increased in the first quarter of 2025 for our Global Institutional & Specialty segment.

Organic operating income margins increased 3.9 percentage points during the first quarter of 2025, driven by the 3.5 percentage point positive impact from strong pricing and lower supply chain costs.

Global Pest Elimination

	First Quarter Ended
	March 31
	2025	2024
Sales at fixed currency (millions)	$278.1	$260.3
Sales at public currency (millions)	280.6	266.1

Organic sales change	5%
Acquisitions and divestitures	2%
Fixed currency sales change	7%
Foreign currency translation	(1)%
Public currency sales change	5%

Operating income at fixed currency (millions)	$46.1	$46.5
Operating income at public currency (millions)	46.5	47.5

Fixed currency operating income change	(1)%
Fixed currency operating income margin	16.6%	17.9%
Organic operating income change	(1)%
Organic operating income margin	16.8%	17.9%
Public currency operating income change	(2)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased 7%, reflecting a benefit from attractive, targeted acquisitions in North America. Organic sales for Global Pest Elimination increased 5% in the first quarter of 2025 reflecting growth across food & beverage, restaurants, and hospitality, which more than offset slightly softer performance in food retail.

Operating Income

Organic operating income and organic operating income margins decreased for Global Pest Elimination in the first quarter 2025.

Organic operating income margins decreased 1.1 percentage points during the first quarter of 2025, as the 3.5 percentage point positive impact from strong pricing and higher volumes was more than offset by the 4.0 percentage point impact of investments in the business.

Global Life Sciences

	First Quarter Ended
	March 31
	2025	2024
Sales at fixed currency (millions)	$167.0	$159.3
Sales at public currency (millions)	170.0	166.7

Organic sales change	5%
Acquisitions and divestitures	-%
Fixed currency sales change	5%
Foreign currency translation	(3)%
Public currency sales change	2%

Operating income at fixed currency (millions)	$25.2	$19.3
Operating income at public currency (millions)	26.2	22.0

Fixed currency operating income change	31%
Fixed currency operating income margin	15.1%	12.1%
Organic operating income change	31%
Organic operating income margin	15.1%	12.1%
Public currency operating income change	19%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency and organic sales for Global Life Sciences increased 5% in the first quarter of 2025 driven by new business wins and progressively improving industry trends.

Operating Income

Organic operating income and organic operating income margins increased in the first quarter of 2025 for our Global Life Sciences segment.

Organic operating income margins increased 3.0 percentage points during the first quarter of 2025, driven by the 3.5 percentage point positive impact from strong pricing, higher volumes, and lower supply chain costs.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 37 include intangible asset amortization specifically from the Nalco and Purolite transactions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 33.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $22.4 billion as of March 31, 2025 and $22.4 billion as of December 31, 2024.

Total liabilities were $13.5 billion as of March 31, 2025, compared to total liabilities of $13.6 billion as of December 31, 2024. Total debt was $7.6 billion as of March 31, 2025 and $7.6 billion as of December 31, 2024. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented:

	March 31, 2025	December 31, 2024
(ratio)
Net debt to EBITDA	1.7	1.7

(millions)
Total debt	$7,611.8	$7,564.9
Cash	1,162.6	1,256.8
Net debt	$6,449.2	$6,308.1

Net income including noncontrolling interest	$2,121.8	$2,131.9
Provision for income taxes	500.5	439.3
Interest expense, net	269.2	282.5
Depreciation	639.1	634.9
Amortization	297.6	300.5
EBITDA	$3,828.2	$3,789.1

Cash Flows

Operating Activities

	First Quarter Ended
	March 31
(millions)	2025	2024	Change
Cash provided by operating activities	$369.4	$649.4	($280.0)

We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities decreased $280 million in the first quarter of 2025 compared to the first quarter of 2024, driven primarily by a $147 million unfavorable change in working capital and $138 million unfavorable change in other liabilities. The cash flow impact from working capital was driven by an unfavorable change in accounts receivable due to customer sales mix, as well as timing impacts from accounts payable. The unfavorable change in other liabilities is driven by timing of compensation accruals and the related payments in the first quarter of 2025 versus the first quarter of 2024.

Investing Activities

	First Quarter Ended
	March 31
(millions)	2025	2024	Change
Cash used for investing activities	($224.0)	($201.0)	($23.0)

Cash provided by (used for) investing activities is primarily impacted by capital investments in the business. We continue to make capital investments in the business, including dispensing and monitoring equipment, manufacturing equipment and facilities. Total capital expenditures were $238 million and $202 million in the first quarter of 2025 and 2024, respectively.

Cash provided by (used for) dispositions, net of cash divested in the first quarter of 2025 related to the divestiture of our global surgical solutions business was $15 million.

Financing Activities

	First Quarter Ended
	March 31
(millions)	2025	2024	Change
Cash used for financing activities	($241.6)	($889.3)	$647.7

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We had net issuances of commercial paper and notes payable of $5 million and $7 million in the first quarter of 2025 and 2024, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $154 million and $196 million of shares in the first quarter of 2025 and 2024, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

There was no long-term debt issuance activity through the first quarter of 2025 or 2024. We repaid $630 million of long-term debt in the first quarter of 2024.

We paid dividends of $192 million and $175 million in the first three months of 2025 and 2024, respectively.

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

As of March 31, 2025, we had $1,163 million of cash and cash equivalents on hand, of which $331 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of December 31, 2024, the Company had a $2.0 billion multi-year revolving credit facility which was due to expire in April 2026. In March 2025, the Company entered into an amended and restated revolving credit facility which extended the maturity from April 2026 to March 2030. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. At the end of the first quarter of both 2025 and 2024, we had no outstanding commercial paper under our U.S. program nor our Euro program. There were no borrowings under our credit facility as of March 31, 2025 or December 31, 2024. As of March 31, 2025, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

There was no long-term debt issuance activity during the first quarter of 2025. We repaid $630 million of long-term debt in the first quarter of 2024.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2024 disclosed total notes payable and long-term debt due within one year of $616 million. As of March 31, 2025, the total notes payable and long-term debt due within one year was $614 million. We had no outstanding commercial paper under our U.S. program as of March 31, 2025 and as of December 31, 2024.

Our gross liability for unrecognized tax benefits was $35 million and $34 million as of March 31, 2025 and December 31, 2024, respectively. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results. We expect a more challenging macroeconomic environment as a result of rapidly changing international trade policies that could have a significant impact on costs and demand. We believe that the Company is well-prepared to manage through the dynamic international trade environment, given our “local-for-local” production model and our recently announced trade surcharge.

Argentina, Turkey and Egypt are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina, Turkey and Egypt. During the first quarter of 2025, sales in Argentina, Turkey and Egypt represented approximately 1% of our consolidated sales. Assets held in Argentina, Turkey and Egypt at the end of the first quarter of 2025 represented approximately 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. During the first quarter of 2025, our Russian and Ukraine operations represented less than 1% of our 2025 consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 17 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

In April 2025, we entered into cross-currency swap derivative contracts with aggregate notional amounts of €200 million. These cross-currency swap derivative contracts are designated as net investment hedges of our Euro denominated exposures from our investments in certain of our Euro denominated functional currency subsidiaries.

In April 2025, we elected to de-designate as a net investment hedge €300 million of its Euro debt maturing on July 8, 2025. We designate the remaining outstanding €275 million senior notes (“Euronotes”) and related accrued interest as a hedge of our Euro denominated exposures from our investments in certain of our Euro denominated functional currency subsidiaries.

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

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency amounts included in this Form 10-Q are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2025. We also provide our segment results based on public currency rates for informational purposes.

Our reportable segments do not include the impact of intangible asset amortization from the Nalco and Purolite transactions or the impact of special (gains) and charges as these are not allocated to our reportable segments.

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude the impact of special (gains) and charges, the results of our acquired businesses from the first twelve months post acquisition and the results of divested businesses from the twelve months prior to divestiture. Further, due to the sale of the global surgical solutions business on August 1, 2024, we have excluded the results of the business for the three-month period ended March 31, 2024 from these organic measures to remain comparable to the corresponding period in 2025. In addition, as part of the separation of ChampionX in 2020, we continue to provide certain products to ChampionX, which are recorded in product and equipment sales in the Global Water segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

Some of the factors which could cause results to differ materially from those expressed in any forward-looking statements are set forth under Item 1A of our most recent Form 10-K and our other public filings with the Securities and Exchange Commission (the "SEC"), and include the impact of economic factors such as the worldwide economy, interest rates, foreign currency risk, reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar, demand uncertainty, supply chain challenges and inflation; the vitality of the markets we serve; exposure to global economic, political and legal risks related to our international operations, including international trade policies, geopolitical instability and the escalation of armed conflicts; our ability to successfully execute organizational change and management transitions; information technology infrastructure failures or breaches in data security; difficulty in procuring raw materials or fluctuations in raw material costs; the occurrence of severe public health outbreaks not limited to COVID-19; our ability to acquire complementary businesses and to effectively integrate such businesses; our ability to execute key business initiatives; our ability to successfully compete with respect to value, innovation and customer support; our increasing reliance on artificial intelligence technologies in our products, services and operations; pressure on operations from consolidation of customers or vendors; restraints on pricing flexibility due to contractual obligations and our ability to meet our contractual commitments; the costs and effects of complying with laws and regulations, including those relating to the environment, climate change standards, and to the manufacture, storage, distribution, sale and use of our products, as well as to the conduct of our business generally, including labor and employment and anti-corruption; potential chemical spill or release; our commitments, goals, targets, objectives and initiatives related to sustainability; potential to incur significant tax liabilities or indemnification liabilities relating to the separation and split-off of our ChampionX business; the occurrence of litigation or claims, including class action lawsuits; the loss or insolvency of a major customer or distributor; repeated or prolonged government and/or business shutdowns or similar events; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; changes in tax laws and unanticipated tax liabilities; potential loss of deferred tax assets; our indebtedness, and any failure to comply with covenants that apply to our indebtedness; potential losses arising from the impairment of goodwill or other assets; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4. Controls and Procedures

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1, 2025 through March 31, 2025 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 21, 2025, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 45 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Number of shares		Maximum number of
	Total			purchased as part		shares that may
	number of	Average price		of publicly		yet be purchased
	shares	paid per		announced plans		under the plans
Period	purchased	share	(1)	or programs	(2)	or programs	(2)
January 1-31, 2025	428,123	$233.5773		428,123		8,353,462
February 1-28, 2025	20,026	264.5151		20,026		8,333,436
March 1-31, 2025	132,563	253.0268		132,563		8,200,873
Total	580,712	$239.0841		580,712		8,200,873

(1)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(2)	As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to 10,000,000 shares. Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing

(a)	The following documents are filed as exhibits to this report:

(10.1)

Fourth Amended and Restated $2.0 Billion Multicurrency Credit Agreement, dated as of March 24, 2025, among Ecolab Inc., the lenders party thereto, the issuing lenders party thereto and Bank of America, N.A., as administrative agent and swing line bank.

Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated March 28, 2025.

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

ECOLAB INC.

Date: May 8, 2025	By:	/s/ Jennifer J. Bradway

Jennifer J. Bradway
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)