Form 10-Q
period 2025-06-30
ECOLAB INC.
filed 2025-08-07
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	ECL	New York Stock Exchange

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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of June 30, 2025: 283,624,912 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share amounts)	2025	2024	2025	2024

Product and equipment sales	$3,156.8	$3,173.1	$6,058.7	$6,159.6
Service and lease sales	868.4	812.7	1,661.5	1,578.1
Net sales	4,025.2	3,985.8	7,720.2	7,737.7
Product and equipment cost of sales	1,728.4	1,770.6	3,333.8	3,449.8
Service and lease cost of sales	494.4	470.4	949.2	919.3
Cost of sales (including special charges (a))	2,222.8	2,241.0	4,283.0	4,369.1
Selling, general and administrative expenses	1,067.7	1,075.7	2,117.7	2,153.4
Special (gains) and charges	24.6	12.2	54.1	40.4
Operating income	710.1	656.9	1,265.4	1,174.8
Other (income) expense	(13.0)	(12.6)	(26.0)	(25.2)
Interest expense, net	63.2	78.8	121.5	150.4
Income before income taxes	659.9	590.7	1,169.9	1,049.6
Provision for income taxes	131.4	95.7	234.9	138.0
Net income including noncontrolling interest	528.5	495.0	935.0	911.6
Net income attributable to noncontrolling interest	4.3	4.1	8.3	8.6
Net income attributable to Ecolab	$524.2	$490.9	$926.7	$903.0

Earnings attributable to Ecolab per common share
Basic	$1.85	$1.72	$3.27	$3.17
Diluted	$1.84	$1.71	$3.25	$3.14

Weighted-average common shares outstanding
Basic	283.5	284.6	283.4	285.2
Diluted	285.4	287.0	285.4	287.4

(a)	Cost of sales includes special (gains) and charges of $2.5 million and $0.7 million in the second quarter of 2025 and 2024, respectively, and $7.3 million and $2.3 million in the first six months of 2025 and 2024, respectively, which is recorded in product and equipment cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2025	2024	2025	2024

Net income including noncontrolling interest	$528.5	$495.0	$935.0	$911.6

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	298.4	(24.6)	239.6	(71.2)
Gain (loss) on net investment hedges	(210.7)	3.3	(240.5)	12.2
Total foreign currency translation adjustments	87.7	(21.3)	(0.9)	(59.0)

Derivatives and hedging instruments	(12.9)	2.2	(9.7)	7.3

Pension and postretirement benefits	(12.1)	(0.1)	(9.1)	2.2

Subtotal	62.7	(19.2)	(19.7)	(49.5)

Total comprehensive income, including noncontrolling interest	591.2	475.8	915.3	862.1
Comprehensive income attributable to noncontrolling interest	6.1	3.1	9.9	8.1
Comprehensive income attributable to Ecolab	$585.1	$472.7	$905.4	$854.0

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
(millions, except per share amounts)	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$1,920.9	$1,256.8
Accounts receivable, net	3,058.9	2,865.0
Inventories	1,569.4	1,464.9
Other current assets	526.6	439.0
Total current assets	7,075.8	6,025.7
Property, plant and equipment, net	3,938.8	3,752.4
Goodwill	8,047.2	7,907.3
Other intangible assets, net	3,197.1	3,308.8
Operating lease assets	762.8	723.2
Other assets	714.3	670.4
Total assets	$23,736.0	$22,387.8

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$688.5	$615.7
Accounts payable	1,883.5	1,810.0
Compensation and benefits	548.1	727.4
Income taxes	198.6	127.0
Other current liabilities	1,589.8	1,512.7
Total current liabilities	4,908.5	4,792.8
Long-term debt	7,522.2	6,949.2
Pension and postretirement benefits	617.1	634.9
Deferred income taxes	179.8	280.0
Operating lease liabilities	600.6	575.5
Other liabilities	557.2	366.2
Total liabilities	14,385.4	13,598.6
Commitments and contingencies (Note 16)

Equity (a)
Common stock	368.8	367.8
Additional paid-in capital	7,372.3	7,159.6
Retained earnings	12,075.1	11,517.1
Accumulated other comprehensive loss	(2,003.3)	(1,982.0)
Treasury stock	(8,492.6)	(8,305.2)
Total Ecolab shareholders’ equity	9,320.3	8,757.3
Noncontrolling interest	30.3	31.9
Total equity	9,350.6	8,789.2
Total liabilities and equity	$23,736.0	$22,387.8

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 283.6 shares outstanding as of June 30, 2025 and 283.4 shares outstanding as of December 31, 2024. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30
(millions)	2025	2024

OPERATING ACTIVITIES
Net income including noncontrolling interest	$935.0	$911.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	327.9	316.9
Amortization	149.9	152.9
Deferred income taxes	(60.7)	(137.7)
Share-based compensation expense	75.9	82.9
Pension and postretirement plan contributions	(29.0)	(30.8)
Pension and postretirement plan expense (income), net	6.9	8.0
Restructuring charges, net of cash paid	5.4	(9.9)
Sale of global surgical solutions business	1.1	-
Other, net	6.8	13.6
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(122.4)	(110.1)
Inventories	(76.9)	(92.3)
Other assets	22.3	(9.1)
Accounts payable	7.4	210.1
Other liabilities	(178.4)	(45.6)
Cash provided by operating activities	1,071.2	1,260.5

INVESTING ACTIVITIES
Capital expenditures	(454.6)	(398.4)
Property and other assets sold	42.4	3.5
Acquisitions and investments in affiliates, net of cash acquired	(0.5)	(38.7)
Divestiture of businesses, net of cash divested	(14.9)	-
Other, net	(20.8)	(11.8)
Cash used for investing activities	(448.4)	(445.4)

FINANCING ACTIVITIES
Net (repayments) issuances of commercial paper and notes payable	(0.8)	1.7
Long-term debt borrowings	500.0	-
Long-term debt repayments	-	(629.6)
Reacquired shares	(199.2)	(519.4)
Dividends paid	(380.0)	(340.7)
Exercise of employee stock options	139.0	154.4
Hedge settlements	-	(0.6)
Other, net	(3.3)	(1.5)
Cash used provided by (used for) financing activities	55.7	(1,335.7)

Effect of exchange rate changes on cash and cash equivalents	(14.4)	(8.9)

Increase (decrease) in cash and cash equivalents	664.1	(529.5)
Net change in cash balances classified as assets held for sale	-	(6.0)
Cash and cash equivalents, beginning of period	1,256.8	919.5
Cash and cash equivalents, end of period	$1,920.9	$384.0

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Second Quarter Ended June 30, 2025 and 2024
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, March 31, 2024	$366.8	$6,917.6	$10,324.5	($1,881.2)	($7,522.1)	$8,205.6	$20.0	$8,225.6

Net income			490.9			490.9	4.1	495.0
Other comprehensive income (loss) activity				(18.2)		(18.2)	(1.0)	(19.2)
Cash dividends declared (a)			(162.1)			(162.1)	(2.6)	(164.7)
Stock options and awards	0.3	84.5			0.8	85.6		85.6
Reacquired shares					(314.4)	(314.4)		(314.4)
Balance, June 30, 2024	$367.1	$7,002.1	$10,653.3	($1,899.4)	($7,835.7)	$8,287.4	$20.5	$8,307.9

Balance, March 31, 2025	$368.6	$7,298.2	$11,735.2	($2,064.2)	($8,462.0)	$8,875.8	$27.9	$8,903.7

Net income			524.2			524.2	4.3	528.5
Other comprehensive income (loss) activity				60.9		60.9	1.8	62.7
Cash dividends declared (a)			(184.3)			(184.3)	(3.7)	(188.0)
Stock options and awards	0.2	74.1			0.8	75.1		75.1
Reacquired shares					(31.4)	(31.4)		(31.4)
Balance, June 30, 2025	$368.8	$7,372.3	$12,075.1	($2,003.3)	($8,492.6)	$9,320.3	$30.3	$9,350.6

	Six Months Ended June 30, 2025 and 2024
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2023	$365.7	$6,766.7	$10,075.4	($1,850.4)	($7,312.7)	$8,044.7	$27.5	$8,072.2

Net income			903.0			903.0	8.6	911.6
Other comprehensive income (loss) activity				(49.0)		(49.0)	(0.5)	(49.5)
Cash dividends declared (a)			(325.1)			(325.1)	(15.1)	(340.2)
Stock options and awards	1.4	235.4			1.4	238.2		238.2
Reacquired shares					(524.4)	(524.4)		(524.4)
Balance, June 30, 2024	$367.1	$7,002.1	$10,653.3	($1,899.4)	($7,835.7)	$8,287.4	$20.5	$8,307.9

Balance, December 31, 2024	$367.8	$7,159.6	$11,517.1	($1,982.0)	($8,305.2)	$8,757.3	$31.9	$8,789.2

Net income			926.7			926.7	8.3	935.0
Other comprehensive income (loss) activity				(21.3)		(21.3)	1.6	(19.7)
Cash dividends declared (a)			(368.7)			(368.7)	(11.5)	(380.2)
Stock options and awards	1.0	212.7			2.1	215.8		215.8
Reacquired shares					(189.5)	(189.5)		(189.5)
Balance, June 30, 2025	$368.8	$7,372.3	$12,075.1	($2,003.3)	($8,492.6)	$9,320.3	$30.3	$9,350.6

(a)	Dividends declared per common share were $0.65 and $0.57 in the second quarter of 2025 and 2024, respectively, and $1.30 and $1.14 in the first six months of 2025 and 2024, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the second quarter ended June 30, 2025 and 2024 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2025	2024	2025	2024
Cost of sales
One Ecolab	$2.5	$-	$7.3	$-
Other restructuring	-	0.7	-	2.3
Cost of sales subtotal	2.5	0.7	7.3	2.3

Special (gains) and charges
One Ecolab	26.5	-	65.9	-
Other restructuring	(12.0)	6.9	(12.0)	25.0
Sale of global surgical solutions business	0.8	7.3	2.4	13.3
Acquisition and integration activities	7.3	2.3	8.8	4.8
Other	2.0	(4.3)	(11.0)	(2.7)
Special (gains) and charges subtotal	24.6	12.2	54.1	40.4

Total special (gains) and charges	$27.1	$12.9	$61.4	$42.7

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

The Company recorded restructuring charges of $17.4 million ($13.2 million after tax) and $56.8 million ($43.7 million after tax) during the second quarter and first six months of 2025, respectively, primarily related to severance. In addition, the Company recorded non-restructuring special charges of $11.6 million ($8.8 million after tax) and $16.4 million ($12.4 million after tax) during the second quarter and first six months of 2025, respectively, primarily related to professional services. The Company has recorded $138.6 million ($106.7 million after tax) of cumulative restructuring charges and $40.1 million ($30.3 million after tax) of cumulative special charges under the One Ecolab initiative.

The restructuring liability related to the One Ecolab initiative was $82.1 million and $54.9 million as of June 30, 2025 and December 31, 2024, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the One Ecolab initiative since inception of the underlying actions includes the following items:

	Employee
	Costs	Other	Total
(millions)
2024 Activity
Recorded expense and accrual	$46.3	$30.2	$76.5
Net cash payments	-	(26.9)	(26.9)
Non-cash net charges	-	-	-
Reclassification	-	5.3	5.3
Net Restructuring liability, December 31, 2024	46.3	8.6	54.9

2025 Activity
Recorded expense (income) and accrual	$47.0	$9.8	$56.8
Net cash payments	(11.7)	(17.9)	(29.6)
Non-cash net charges	-	-	-
Reclassification	-	-	-
Net Restructuring liability, June 30, 2025	$81.6	$0.5	$82.1

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

Combined Program

In November 2022, the Company approved a Europe cost savings program and subsequently expanded the program to focus on its Institutional and Healthcare businesses in other regions (the “Combined Program”). The restructuring activities were completed at the end of 2024, with total costs $184.1 million ($151.5 million after tax). Subsequent to the completion of the Combined Program, the Company finalized the sale of a facility, resulting in a gain of $12 million ($9.2 million after tax) in the second quarter of 2025.

The net liability related to the Combined Program was $4.4 million and $12.8 million as of June 30, 2025 and December 31, 2024, respectively. Net cash payments were $1.2 million and $8.3 million in the second quarter and first six months of 2025, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

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

Other Restructuring Activities

The restructuring liability balance for all other restructuring plans excluding the Combined Program and One Ecolab was $5.0 million and $6.5 million as of June 30, 2025 and December 31, 2024, respectively.

Sale of global surgical solutions business

On April 27, 2024, the Company reached a definitive agreement to sell its global surgical solutions business, which closed on August 1, 2024. The Company recorded charges of $0.8 million ($0.6 million after tax) and $2.4 million ($1.8 million after tax) in the second quarter and first six months of 2025, respectively. The Company recorded charges of $7.3 million ($3.1 million gain after tax) and $13.3 million ($1.4 million after tax) in the second quarter and first six months of 2024, respectively.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $7.3 million ($5.6 million after tax) and $2.3 million ($1.7 million after tax) in the second quarter of 2025 and 2024, respectively, and $8.8 million ($6.7 million after tax) and $4.8 million ($3.6 million after tax) in the first six months of 2025 and 2024, respectively.

Other operating activities

Other special gains recorded in special (gains) and charges on the Consolidated Statements of Income in the second quarter of 2025 and 2024 were $2.0 million ($1.6 million after tax) and charges of ($4.3 million) ($3.1 million gain after tax), respectively. Other special gains recorded in special (gains) and charges on the Consolidated Statements of Income in the first six months of 2025 and 2024 were $(11.0 million) ($9.7 million gain after tax) and ($2.7 million) ($2.2 million gain after tax), respectively, primarily related to the sale of an equity method investment.

3. ACQUISITIONS

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

In May 2024, the Company completed an immaterial acquisition which became part of the Global Pest Elimination reporting segment. The purchase accounting for this acquisition was finalized in the second quarter of 2025.

No acquisitions occurred during the first six months of 2025 or the first quarter of 2024. The following table summarizes the acquisition date fair value of net assets acquired from the Company’s acquisitions during the second quarter of 2024:

(millions)	2024
Net tangible assets (liabilities) acquired	$0.1

Identifiable intangible assets
Customer relationships	11.0
Trademarks	1.8
Other technology	1.6
Total intangible assets	14.4

Goodwill	22.8
Total aggregate purchase price	37.3

Acquisition-related liabilities and contingent consideration	(2.0)
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration	$35.3

During the first six months of 2025, the Company recorded adjustments associated with the finalization of the purchase accounting for its 2024 acquisitions. As a result of these purchase accounting adjustments, the Company made $0.4 million of acquisition-related payments, net tangible assets acquired decreased by $0.6 million, and goodwill increased by $1.0 million.

No identifiable intangible assets were acquired during the first six months of 2025. The weighted average useful life of identifiable intangible assets acquired during the first six months of 2024 was 9 years.

4. BALANCE SHEETS INFORMATION

	June 30	December 31
(millions)	2025	2024
Accounts receivable, net
Accounts receivable	$3,182.2	$2,987.5
Allowance for expected credit losses and other accruals	(123.3)	(122.5)
Total	$3,058.9	$2,865.0

Inventories
Finished goods	$1,054.7	$962.2
Raw materials and parts	611.9	607.4
Inventories at FIFO cost	1,666.6	1,569.6
FIFO cost to LIFO cost difference	(97.2)	(104.7)
Total	$1,569.4	$1,464.9

Other current assets
Prepaid assets	$180.9	$151.4
Taxes receivable	179.7	163.3
Derivative assets	5.1	13.4
Other	160.9	110.9
Total	$526.6	$439.0

Property, plant and equipment, net
Land	$143.5	$144.5
Buildings and leasehold improvements	1,185.3	1,152.8
Machinery and equipment	2,361.6	2,248.5
Dispensing and monitoring equipment (1)	3,118.7	2,925.3
Capitalized software	1,154.2	1,037.8
Construction in progress	682.9	679.3
	8,646.2	8,188.2
Accumulated depreciation	(4,707.4)	(4,435.8)
Total	$3,938.8	$3,752.4

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,351.4	3,279.8
Patents	511.9	504.6
Trademarks	376.6	371.9
Other technologies	544.6	541.8
	4,784.5	4,698.1
Accumulated amortization
Customer relationships	(1,960.1)	(1,814.1)
Patents	(354.6)	(340.6)
Trademarks	(254.6)	(236.3)
Other technologies	(248.1)	(228.3)
	(2,817.4)	(2,619.3)
Net intangible assets subject to amortization	1,967.1	2,078.8
Total	$3,197.1	$3,308.8

Other assets
Deferred income taxes	$183.8	$155.5
Pension	166.2	151.0
Derivative asset	0.5	45.1
Other	363.8	318.8
Total	$714.3	$670.4

(1) Dispensing and monitoring equipment was previously referred to as merchandising and customer equipment.

	June 30	December 31
(millions)	2025	2024
Other current liabilities
Discounts and rebates	$461.9	$452.2
Dividends payable	184.3	184.2
Interest payable	73.9	62.6
Taxes payable, other than income	172.2	171.8
Derivative liability	8.9	3.0
Restructuring	89.0	71.6
Contract liability	121.9	102.0
Operating lease liabilities	156.1	142.3
Other	321.6	323.0
Total	$1,589.8	$1,512.7

Accumulated other comprehensive income (loss)
Unrealized (loss) gain on derivative financial instruments, net of tax	($5.0)	$4.6
Unrecognized pension and postretirement benefit expense, net of tax	(547.5)	(538.4)
Cumulative translation, net of tax	(1,450.8)	(1,448.2)
Total	($2,003.3)	($1,982.0)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of June 30, 2025 and December 31, 2024.

	June 30	December 31
(millions)	2025	2024
Short-term debt
Notes payable	$2.8	$3.6
Long-term debt, current maturities	685.7	612.1
Total	$688.5	$615.7

Lines of Credit

As of December 31, 2024, the Company had a $2.0 billion multi-year revolving credit facility which was due to expire in April 2026. In March 2025, the Company entered into an amended and restated revolving credit facility which extended the maturity from April 2026 to March 2030. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either June 30, 2025 or December 31, 2024.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. and Euro commercial paper programs as of June 30, 2025 or December 31, 2024.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of June 30, 2025 and December 31, 2024, the Company had $2.8 million and $3.6 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of June 30, 2025 and December 31, 2024.

	Maturity	June 30	December 31
(millions)	by Year	2025	2024

Long-term debt
Public notes (2025 principal amount)
Ten year 2015 senior notes (€575 million)	2025	$676.0	$607.8
Ten year 2016 senior notes ($750 million)	2026	739.9	735.2
Ten year 2017 senior notes ($500 million)	2027	470.0	456.5
Six Year 2021 senior notes ($500 million)	2027	498.6	498.2
Five Year 2022 senior notes ($500 million)	2028	496.3	495.6
Three Year 2025 senior notes ($500 million)	2028	496.0	-
Ten year 2020 senior notes ($698 million)	2030	673.6	657.2
Ten year 2020 senior notes ($600 million)	2031	569.2	559.3
Eleven year 2021 senior notes ($650 million)	2032	646.1	645.8
Thirty year 2011 senior notes ($389 million)	2041	385.1	385.0
Thirty year 2016 senior notes ($200 million)	2046	197.5	197.5
Thirty year 2017 senior notes ($484 million)	2047	429.0	428.2
Thirty year 2020 senior notes ($500 million)	2050	491.6	491.4
Thirty year 2021 senior notes ($850 million)	2051	839.9	839.7
Thirty-four year 2021 senior notes ($685 million)	2055	542.3	541.2
Finance lease obligations and other		56.8	22.7
Total debt		8,207.9	7,561.3
Long-term debt, current maturities		(685.7)	(612.1)
Total long-term debt		$7,522.2	$6,949.2

Public Notes and Other

In June 2025, the Company issued $500 million aggregate principal three-year fixed rate notes with a coupon rate of 4.30%, and an effective interest rate of 4.36%. The proceeds were used for general corporate purposes.

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

In June 2025, one of the Company’s Chinese subsidiaries entered into a construction loan facility that provides up to 1.1 billion in Chinese Yuan (“CNY”) ($156 million) of proceeds to fund capital expenditures. This loan facility has a tenor of 13 years and is secured by certain assets of its Chinese subsidiaries. Any borrowings under this facility are included in Finance lease obligations and other in the table above.

Subsequent Event

In July 2025, the Company repaid in full €575 million ($674 million) on its ten year 2015 senior notes.

Covenants

The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of June 30, 2025.

Net Interest Expense

Interest expense and interest income recognized during the second quarter and first six months of 2025 and 2024 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2025	2024	2025	2024
Interest expense	$76.2	$80.2	$148.8	$174.7
Interest income	(13.0)	(1.4)	(27.3)	(24.3)
Interest expense, net	$63.2	$78.8	$121.5	$150.4

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

During the second quarter of 2025, the Company completed its annual goodwill impairment assessment for its reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. The Company’s goodwill impairment assessments for 2025 indicated the estimated fair values of each of these seven reporting units exceeded the carrying amounts of the respective reporting unit by a significant margin. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the second quarter ended June 30, 2025 were as follows:

		Global	Global
	Global	Institutional	Pest	Global
(millions)	Water	& Specialty	Elimination	Life Sciences	Total
December 31, 2024	$4,304.9	$613.2	$169.4	$2,819.8	$7,907.3
Segment changes (a)	-	411.1	-	(411.1)	-
December 31, 2024 recast	4,304.9	1,024.3	169.4	2,408.7	7,907.3
Prior year business combinations (b)	0.9	-	0.1	-	1.0
Effect of foreign currency translation	59.6	13.4	1.9	64.0	138.9
June 30, 2025	$4,365.4	$1,037.7	$171.4	$2,472.7	$8,047.2

(a)	Relates to reclassifications made to reportable segments in the current year. Effective January 1, 2025, the Company’s former Global Industrial reportable segment was renamed Global Water and includes the Light & Heavy (previously named Water), Food & Beverage, and Paper operating segments. The Global Institutional & Specialty reportable segment continues to include the Institutional and Specialty operating segments. The Company’s former healthcare operating segment moved into the Institutional operating segment. Global Life Sciences was elevated to a standalone reportable segment. The Global Pest Elimination segment remains a standalone reportable segment. After these changes, the Company has seven operating segments.

(b)	Represents measurement period adjustments to purchase price allocations for acquisitions deemed preliminary as of the end of the prior year.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. During the second quarter of 2025, the Company completed its annual impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. The Company’s Nalco trade name impairment assessment for 2025 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technologies primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the second quarter of 2025 and 2024 was $75.0 million and $75.1 million, respectively, and during the first six months of 2025 and 2024 was $149.9 million and $152.9 million, respectively. Amortization expense related to intangible assets for the remaining six-month period of 2025 is expected to be approximately $150.1 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	June 30, 2025
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$27.7	$-	$27.7	$-
Cross-currency swap derivative contracts	0.8	-	0.8	-

Liabilities
Foreign currency forward contracts	31.6	-	31.6	-
Interest rate swap agreements	93.5	-	93.5	-
Cross-currency swap derivative contracts	210.2	-	210.2	-

	December 31, 2024
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$38.4	$-	$38.4	$-
Cross-currency swap derivative contracts	119.0	-	119.0	-

Liabilities
Foreign currency forward contracts	28.0	-	28.0	-
Interest rate swap agreements	138.5	-	138.5	-
Cross-currency swap derivative contracts	56.4	-	56.4	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	June 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$8,207.9	$7,379.3	$7,561.3	$6,662.1

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	June 30	December 31	June 30	December 31
(millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments
Foreign currency forward contracts	$4.0	$11.4	$8.6	$3.2
Interest rate swap agreements	-	-	93.5	138.5
Cross-currency swap derivative contracts	0.5	82.1	209.9	19.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	23.7	27.0	23.0	24.8
Cross-currency swap derivative contracts	0.3	36.9	0.3	36.9
Gross value of derivatives	28.5	157.4	335.3	222.9

Gross amounts offset in the Consolidated Balance Sheets	(22.9)	(98.9)	(22.9)	(98.9)
Net value of derivatives	$5.6	$58.5	$312.4	$124.0

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	June 30	December 31
(millions)	2025	2024

Foreign currency forward contracts	$2,778	$3,175
Interest rate swap agreements	1,500	1,500
Cross-currency swap derivative contracts	4,251	2,745

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

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
Line item in which the hedged item is included	June 30	December 31	June 30	December 31
(millions)	2025	2024	2025	2024
Long-term debt	$1,405.5	$1,361.1	($96.9)	($141.3)

Net Investment Hedges

Euronotes

In April 2025 and June 2025, the Company elected to de-designate as a net investment hedge €300 million and €236 million, respectively, of its ten year 2015 senior notes maturing July 2025 (“Euronotes”). The Company designated its remaining outstanding €39 million Euronotes and related accrued interest as a hedge of its Euro denominated exposures from its investments in certain of its Euro denominated functional currency subsidiaries as of June 30, 2025. In July 2025 upon repayment of the €575 million ($674 million) on the Euronotes, the Company settled the remaining €39 million net investment hedge related to the Euronotes.

Cross-currency swap derivative contracts

In the second quarter of 2025, the Company entered into Euro cross-currency swap derivative contracts with an aggregate notional amount of €400 million, and Chinese Yuan cross-currency swap derivative contracts with an aggregate notional amount of CNH 1,080 million. In aggregate, the Company maintains Euro (“€”), Chinese Yuan (“CNH”), and Canadian dollar (“CAD”) cross-currency swap derivative contracts that are designated as net investment hedges of the Company’s related foreign currency denominated exposures from the Company’s investments in certain subsidiaries denominated in such functional currencies. As of June 30, 2025, the Company had €2,275 million ($2,581 million), CNH 4,699 million ($657 million), and CAD 280 million ($206 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations.

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

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2025	2024	2025	2024
Revaluation gain (loss), net of tax:
Euronotes	($41.2)	($1.9)	($34.1)	$0.6
Cross-currency swap derivative contracts	(169.5)	5.2	(206.4)	11.6
Total revaluation gain (loss), net of tax	($210.7)	$3.3	($240.5)	$12.2

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	Second Quarter Ended
	June 30
	2025			2024
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$2.6	$0.2	$-	$1.2	$1.3	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	-
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(0.4)	-	-	(0.4)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	(0.9)	-	-	(5.4)	-
Total gain (loss) of all derivative instruments	$2.6	($0.7)	($0.4)	$1.2	($4.1)	($0.4)

	Six Months Ended
	June 30
	2025			2024
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$4.7	$1.4	$-	$1.2	$2.0	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	-
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(0.9)	-	-	(0.9)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	(1.4)	-	-	(5.0)	-
Total gain (loss) of all derivative instruments	$4.7	$-	($0.9)	$1.2	($3.0)	($0.9)

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2025	2024	2025	2024
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative and hedging instruments
Amount recognized in AOCI	($14.9)	$4.8	($6.4)	$11.4
(Gain) loss reclassified from AOCI into income
COS	(2.6)	(1.2)	(4.7)	(1.2)
SG&A	(0.2)	(1.3)	(1.4)	(2.0)
Interest (income) expense, net	0.4	0.4	0.9	0.9
	(2.4)	(2.1)	(5.2)	(2.3)
Other activity	0.4	-	0.2	-
Tax impact	4.1	(0.5)	1.8	(1.8)
Net of tax	($12.8)	$2.2	($9.6)	$7.3

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Settlement charge	$-	$-	$-	$0.4
Amortization of losses and prior period service credits, net	2.1	2.3	4.2	4.0
	2.1	2.3	4.2	4.4
Other activity	(14.1)	(1.1)	(12.7)	(0.2)
Tax impact	(0.1)	(1.3)	(0.6)	(2.0)
Net of tax	($12.1)	($0.1)	($9.1)	$2.2

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	($1.8)	($1.6)	($3.9)	($1.7)

Pension and postretirement benefits amortization of losses and prior period service credits, net and settlement charges, reclassified from AOCI into income, net of tax	(12.1)	(0.1)	(9.1)	2.2

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In November 2022, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of June 30, 2025, 8,051,273 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first six months of 2025, the Company reacquired 801,780 shares of its common stock, of which 730,312 related to share repurchases through open market and 71,468 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share)	2025	2024	2025	2024

Net income attributable to Ecolab	$524.2	$490.9	$926.7	$903.0

Weighted-average common shares outstanding
Basic	283.5	284.6	283.4	285.2
Effect of dilutive stock options and units	1.9	2.4	2.0	2.2
Diluted	285.4	287.0	285.4	287.4

Earnings attributable to Ecolab per common share
Basic EPS	$1.85	$1.72	$3.27	$3.17
Diluted EPS	$1.84	$1.71	$3.25	$3.14

Anti-dilutive securities excluded from the computation of diluted EPS	0.6	-	0.6	1.5

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 19.9% and 16.2% for the second quarter of 2025 and 2024, respectively, and 20.1% and 13.1% for the first six months of 2025 and 2024, respectively. The change in the Company’s tax rate for the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax benefits related to discrete tax items of $5.0 million and $5.5 million in the second quarter and first six months of 2025, respectively. This included a tax benefit of $2.6 million and $9.9 million in the second quarter and first six months of 2025, respectively, associated with share-based compensation excess tax benefits. The remaining net tax benefit of $2.4 million and net tax expense of $4.4 million in the second quarter and first six months of 2025, respectively, is from the filing of foreign tax returns, audit settlements, unrecognized tax benefits, and other changes in estimates.

The Company recognized net tax benefits related to discrete tax items of $10.3 million and $58.5 million in the second quarter and first six months of 2024, respectively. This included a tax benefit of $41.9 million in the first six months of 2024 associated with transferring certain intangible property between affiliates and $3.7 million and $12.3 million in the second quarter and first six months of 2024, respectively, associated with share-based compensation excess tax benefits. The remaining net benefit of $6.6 million and $4.3 million in the second quarter and first six months of 2024, respectively, was from other income tax adjustments including the impact of changes in tax laws, audit settlements, unrecognized tax benefits and other changes in estimates.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of OBBBA on its consolidated financial statements.

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

The components of net periodic pension and postretirement health care benefit expense for the second quarter ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2025	2024	2025	2024	2025	2024
Service cost	$11.7	$11.6	$4.8	$4.9	$0.1	$0.1
Interest cost on benefit obligation	22.9	21.8	11.3	12.2	1.3	1.3
Expected return on plan assets	(37.6)	(37.7)	(13.0)	(12.5)	-	-
Recognition of net actuarial loss (gain)	2.1	1.5	2.1	2.8	(0.9)	(0.8)
Amortization of prior service benefit	(1.1)	(1.1)	(0.1)	(0.1)	-	-
Total expense (benefit)	($2.0)	($3.9)	$5.1	$7.3	$0.5	$0.6

The components of net periodic pension and postretirement health care benefit expense for the six months ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2025	2024	2025	2024	2025	2024
Service cost	$23.4	$23.2	$9.4	$9.8	$0.2	$0.2
Interest cost on benefit obligation	45.8	43.6	22.0	24.6	2.6	2.6
Expected return on plan assets	(75.2)	(75.4)	(25.4)	(25.0)	-	-
Recognition of net actuarial loss (gain)	4.2	3.0	4.2	5.0	(1.8)	(1.6)
Amortization of prior service benefit	(2.2)	(2.2)	(0.2)	(0.2)	-	-
Curtailments and settlements	-	0.4	-	-	-	-
Total expense (benefit)	($4.0)	($7.4)	$10.0	$14.2	$1.0	$1.2

Service cost is included as employee compensation cost in either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of June 30, 2025, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first six months of 2025, the Company made contributions of $4 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $5 million to such plans during the remainder of 2025.

During the first six months of 2025, the Company made contributions of $20 million to its international pension plans and estimates it will contribute an additional $24 million to such plans during the remainder of 2025.

During the first six months of 2025, the Company made contributions of $5 million to its U.S. postretirement health care plans and estimates it will contribute an additional $5 million to such plans during the remainder of 2025.

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

The Company’s operating lease revenue, including an immaterial amount of variable lease revenue, was as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2025	2024	2025	2024
Operating lease revenue	$137.7	$131.6	$274.2	$264.8

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue.

Net sales at public exchange rates by reportable segment are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2025	2024	2025	2024
Global Water
Product and sold equipment	$1,724.0	$1,702.2	$3,324.3	$3,314.4
Service and lease equipment	253.3	233.9	479.4	460.6
Global Institutional & Specialty
Product and sold equipment	1,256.7	1,303.2	2,397.0	2,518.4
Service and lease equipment	287.9	274.6	565.6	539.6
Global Pest Elimination
Product and sold equipment	-	-	-	-
Service and lease equipment	317.4	295.7	598.0	561.8
Global Life Sciences
Product and sold equipment	176.1	167.7	337.4	326.8
Service and lease equipment	9.8	8.5	18.5	16.1
Total
Total product and sold equipment	$3,156.8	$3,173.1	$6,058.7	$6,159.6
Total service and lease equipment	$868.4	$812.7	$1,661.5	$1,578.1

Net sales at public exchange rates by geographic region for the second quarter ended June 30 are as follows:

	Global		Global Institutional		Global Pest		Global
	Water		& Specialty		Elimination		Life Sciences
	2025	2024	2025	2024	2025	2024	2025	2024

United States	$851.6	$823.3	$1,024.5	$1,047.1	$222.9	$206.8	$55.0	$48.6
Europe	411.2	395.7	258.7	265.8	51.2	46.4	91.5	96.8
Asia Pacific	231.2	230.8	79.1	81.0	8.8	8.0	11.6	9.1
Latin America	194.4	204.8	51.0	51.3	14.6	15.0	4.3	4.8
India, Middle East and Africa	126.4	122.1	23.0	25.4	1.7	1.7	8.9	2.2
Greater China	104.0	101.9	47.3	43.0	15.1	14.9	13.7	13.9
Canada	58.5	57.5	61.0	64.2	3.1	2.9	0.9	0.8
Total	$1,977.3	$1,936.1	$1,544.6	$1,577.8	$317.4	$295.7	$185.9	$176.2

Net sales at public exchange rates by geographic region for the six months ended June 30 are as follows:

	Global		Global Institutional		Global Pest		Global
	Water		& Specialty		Elimination		Life Sciences
(millions)	2025	2024	2025	2024	2025	2024	2025	2024

United States	$1,668.5	$1,614.3	$1,963.0	$2,021.2	$418.1	$388.5	$104.1	$94.0
Europe	767.5	759.0	484.7	511.4	95.5	89.6	177.3	193.1
Asia Pacific	452.2	461.2	154.3	159.6	16.7	15.6	21.9	16.6
Latin America	374.7	401.0	100.2	106.4	28.7	29.5	9.4	9.3
India, Middle East and Africa	226.4	228.2	44.8	46.9	3.4	3.4	16.2	5.3
Greater China	202.2	200.9	97.1	89.8	29.8	29.6	25.2	23.3
Canada	112.2	110.4	118.5	122.7	5.8	5.6	1.8	1.3
Total	$3,803.7	$3,775.0	$2,962.6	$3,058.0	$598.0	$561.8	$355.9	$342.9

Net sales by geographic region were determined based on sales destination. The United States made up 54% and 53% of total revenues during the six months ended June 30, 2025 and 2024, respectively.

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

The Company’s allowance for expected return of products shipped and credits related to pricing or quantities shipped was $48.0 million and $52.5 million as of June 30, 2025 and December 31, 2024, respectively. Returns and credit activity are recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

	Six Months Ended
	June 30
(millions)	2025	2024

Beginning balance	$70.0	$77.3
Bad debt expense	25.6	23.6
Write-offs	(23.5)	(24.3)
Other (a)	3.2	(0.4)
Transferred to held for sale	-	(3.0)
Ending balance	$75.3	$73.2

(a)	Other amounts are primarily the effects of changes in currency translations.

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

The following table summarizes the contract liability activity:

	Six Months Ended
	June 30
(millions)	2025	2024

Contract liability as of beginning of the year	$102.0	$110.9

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(102.0)	(110.9)

Increases due to billings excluding amounts recognized as revenue during the period ended	121.9	106.1

Contract liability as of end of period	$121.9	$106.1

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

The impact of the preceding changes on previously reported full year 2024 reportable segment information is summarized as follows:

	December 31, 2024

	2024 Reported		Fixed	2024 Reported
	Valued at 2024		Currency	Valued at 2025
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Water	$7,857.2	($1.2)	($372.6)	$7,483.4
Global Institutional & Specialty	5,413.9	726.0	(160.5)	5,979.4
Global Pest Elimination	1,167.8	-	(27.7)	1,140.1
Global Life Sciences	1,434.1	(724.8)	(38.8)	670.5
Subtotal at fixed currency rates	15,873.0	-	(599.6)	15,273.4
Effect of foreign currency translation	(131.6)	-	599.6	468.0
Consolidated reported GAAP net sales	$15,741.4	$-	$-	$15,741.4

Cost of Sales
Global Water	$4,691.2	$2.0	($222.3)	$4,470.9
Global Institutional & Specialty	2,727.5	490.6	(87.1)	3,131.0
Global Pest Elimination	655.0	0.1	(15.3)	639.8
Global Life Sciences	895.1	(492.7)	(19.8)	382.6
Corporate	5.4	-	(0.2)	5.2
Subtotal at fixed currency rates	$8,974.2	$-	($344.7)	$8,629.5

Selling, General and Administrative Expenses
Global Water	$1,865.4	$3.1	($63.2)	$1,805.3
Global Institutional & Specialty	1,503.7	181.2	(38.7)	1,646.2
Global Pest Elimination	292.4	5.1	(6.9)	290.6
Global Life Sciences	391.8	(189.4)	(6.3)	196.1
Corporate	199.3	-	(3.7)	195.6
Subtotal at fixed currency rates	$4,252.6	$-	($118.8)	$4,133.8

Special (Gains) and Charges
Corporate	(188.9)	-	0.2	(188.7)
Subtotal at fixed currency rates	($188.9)	$-	$0.2	($188.7)

Operating Income
Global Water	$1,300.6	($6.3)	($87.1)	$1,207.2
Global Institutional & Specialty	1,182.7	54.2	(34.7)	1,202.2
Global Pest Elimination	220.4	(5.2)	(5.5)	209.7
Global Life Sciences	147.2	(42.7)	(12.7)	91.8
Corporate	(15.8)	-	3.7	(12.1)
Subtotal at fixed currency rates	2,835.1	-	(136.3)	2,698.8
Effect of foreign currency translation	(32.7)	-	136.3	103.6
Consolidated reported GAAP operating income	$2,802.4	$-	$-	$2,802.4

Reportable Segment Information

The Company has determined its significant segment expenses are cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”), which are regularly provided to the CODM at fixed currency exchange rates.

Financial information for the quarter ended June 30 for each of the Company’s reportable segments were as follows:

	June 30, 2025

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$1,908.5	$1,143.5	$458.7	$-	$306.3
Global Institutional & Specialty	1,511.7	741.7	410.6	-	359.4
Global Pest Elimination	311.3	176.1	74.0	-	61.2
Global Life Sciences	176.7	92.8	49.1	-	34.8
Corporate	-	2.7	48.2	24.1	(75.0)
Subtotal at fixed currency rates	$3,908.2	$2,156.8	$1,040.6	$24.1	$686.7
Effect of foreign currency translation	117.0				23.4
Consolidated reported GAAP	$4,025.2				$710.1

	June 30, 2024

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$1,863.2	$1,109.8	$464.8	$-	$288.6
Global Institutional & Specialty	1,548.1	803.5	415.1	-	329.5
Global Pest Elimination	290.2	160.3	69.9	-	60.0
Global Life Sciences	169.8	98.5	54.3	-	17.0
Corporate	-	0.7	49.0	12.2	(61.9)
Subtotal at fixed currency rates	$3,871.3	$2,172.8	$1,053.1	$12.2	$633.2
Effect of foreign currency translation	114.5				23.7
Consolidated reported GAAP	$3,985.8				$656.9

Financial information for the six months ended June 30 for each of the Company’s reportable segments were as follows:

	June 30, 2025

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$3,709.0	$2,217.1	$925.6	$-	$566.3
Global Institutional & Specialty	2,918.2	1,447.0	813.2	-	658.0
Global Pest Elimination	589.4	337.8	144.3	-	107.3
Global Life Sciences	343.7	183.2	100.5	-	60.0
Corporate	-	7.4	96.7	53.4	(157.5)
Subtotal at fixed currency rates	$7,560.3	$4,192.5	$2,080.3	$53.4	$1,234.1
Effect of foreign currency translation	159.9				31.3
Consolidated reported GAAP	$7,720.2				$1,265.4

	June 30, 2024

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$3,618.2	$2,160.3	$925.7	$-	$532.2
Global Institutional & Specialty	2,995.0	1,574.1	834.0	-	586.9
Global Pest Elimination	550.5	307.8	136.2	-	106.5
Global Life Sciences	329.1	183.1	109.7	-	36.3
Corporate	-	2.3	97.9	40.5	(140.7)
Subtotal at fixed currency rates	$7,492.8	$4,227.6	$2,103.5	$40.5	$1,121.2
Effect of foreign currency translation	244.9				53.6
Consolidated reported GAAP	$7,737.7				$1,174.8

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

In July 2025, Nalco executed a settlement with a portion of the plaintiffs in the MDL. The Company continues to believe the claims asserted against Nalco are without merit and intends to defend the remaining claims vigorously. The Company also believes any potential loss should be covered by insurance subject to deductibles. However, the Company cannot predict the outcome of these lawsuits, the involvement the Company might have in these matters in the future or the potential for future litigation. Due to the large number of remaining plaintiffs and the fact that many of the claims do not specify an amount of supported damages, any estimate of any further loss or range of losses cannot be made at this time.

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

With respect to the unaudited financial information of the Company for the second quarter and six-month periods ended June 30, 2025 and 2024 included in Part 1 of this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated August 7, 2025 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of June 30, 2025, and the related consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2025 and 2024 and the consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 7, 2025

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

OVERVIEW OF THE SECOND QUARTER ENDED JUNE 30, 2025

Sales Performance

When comparing second quarter 2025 against second quarter 2024, sales performance was as follows:

●	Reported net sales increased 1% to $4,025.2 million, including an unfavorable impact from the sale of the global surgical solutions business. Organic sales increased 3%.
●	Organic sales for our Global Water segment increased 2% to $1,886.3 million driven by sales growth in Food & Beverage and Light & Heavy.
●	Organic sales for our Global Institutional & Specialty segment increased 4% to $1,511.3 million driven by growth in both Institutional and Specialty.
●	Organic sales for Global Pest Elimination increased 6% to $308.1 million.
●	Organic sales for our Global Life Sciences segment increased 4% to $176.7 million.

Financial Performance

When comparing second quarter 2025 against second quarter 2024, our financial performance was as follows:

●	Reported operating income increased 8% to $710.1 million. Organic operating income increased 14%.
●	Net income attributable to Ecolab increased 7% to $524.2 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2025 and 2024 reported results, our adjusted net income attributable to Ecolab increased 12%.
●	Reported diluted EPS increased 8% to $1.84. Excluding the impact of special (gains) and charges and discrete tax items from both 2025 and 2024 reported results, adjusted diluted EPS increased 13% to $1.89 in the second quarter of 2025.
●	Our reported tax rate was 19.9% during the second quarter of 2025, compared to 16.2% during the second quarter of 2024. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2025 and 2024 results, our adjusted tax rate was 20.8% during the second quarter of 2025, compared to 19.5% during the second quarter of 2024.

RESULTS OF OPERATIONS

Net Sales

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2025	2024	Change	2025	2024	Change
Product and equipment sales	$3,156.8	$3,173.1		$6,058.7	$6,159.6
Service and lease sales	868.4	812.7		1,661.5	1,578.1
Reported GAAP net sales	4,025.2	3,985.8	1%	7,720.2	7,737.7	-%
Effect of foreign currency translation	(117.0)	(114.5)		(159.9)	(244.9)
Non-GAAP fixed currency sales	3,908.2	3,871.3	1%	7,560.3	7,492.8	1%
Effect of acquisitions and divestitures	(25.8)	(96.3)		(51.9)	(199.6)
Non-GAAP organic sales	$3,882.4	$3,775.0	3%	$7,508.4	$7,293.2	3%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2025 sales change are shown below:

	Second Quarter Ended	Six Months Ended
	June 30	June 30
(percent)	2025	2025
Volume	1%	1%
Pricing	2	2
Organic sales change	3	3
Acquisitions and divestitures	(2)	(2)
Fixed currency sales change	1	1
Foreign currency translation	-	(1)
Reported GAAP net sales change	1%	-%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Second Quarter Ended				Six Months Ended
	June 30				June 30
	2025		2024		2025		2024
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,728.4		$1,770.6		$3,333.8		$3,449.8
Service and lease cost of sales	494.4		470.4		949.2		919.3
Reported GAAP COS and gross margin	2,222.8	44.8%	2,241.0	43.8%	4,283.0	44.5%	4,369.1	43.5%
Special (gains) and charges	2.5		0.7		7.3		2.3
Non-GAAP adjusted COS and gross margin	$2,220.3	44.8%	$2,240.3	43.8%	$4,275.7	44.6%	$4,366.8	43.6%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 44.8% and 43.8% for the second quarter of 2025 and 2024, respectively. Our reported gross margin was 44.5% and 43.5% for the first six months of 2025 and 2024, respectively. Special (gains) and charges included in items impacting cost of sales are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges within COS, second quarter 2025 and 2024 adjusted gross margin was 44.8% and 43.8%, respectively, and for the first six months of 2025 and 2024 was 44.6% and 43.6%, respectively. Our adjusted gross margin increased when comparing the second quarter of 2025 against the second quarter of 2024 reflecting strong value pricing.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 26.5% and 27.4% for the second quarter and first six months of 2025, respectively, compared to 27.0% and 27.8% for the second quarter and six months of 2024, respectively. The SG&A ratio to sales in the second quarter of 2025 decreased as productivity more than offset growth-oriented investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2025	2024	2025	2024
Cost of sales
One Ecolab	$2.5	$-	$7.3	$-
Other restructuring	-	0.7	-	2.3
Cost of sales subtotal	2.5	0.7	7.3	2.3

Special (gains) and charges
One Ecolab	26.5	-	65.9	-
Other restructuring	(12.0)	6.9	(12.0)	25.0
Sale of global surgical solutions business	0.8	7.3	2.4	13.3
Acquisition and integration activities	7.3	2.3	8.8	4.8
Other	2.0	(4.3)	(11.0)	(2.7)
Special (gains) and charges subtotal	24.6	12.2	54.1	40.4

Total special (gains) and charges	$27.1	$12.9	$61.4	$42.7

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting. Per share amounts do not necessarily sum due to rounding.

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

We recorded restructuring charges of $17.4 million ($13.2 million after tax), or $0.05 per diluted share and $56.8 million ($43.7 million after tax), or $0.15 per diluted share during the second quarter and first six months of 2025, respectively, primarily related to severance. In addition, we recorded non-restructuring special charges of $11.6 million ($8.8 million after tax), or $0.03 per diluted share and $16.4 million ($12.4 million after tax), or $0.04 per diluted share during the second quarter and first six months of 2025, respectively, primarily related to professional services. We have recorded $138.6 million ($106.7 million after tax), or $0.37 per diluted share of cumulative restructuring charges and $40.1 million ($30.3 million after tax), or $0.11 per diluted share of cumulative special charges under the One Ecolab initiative.

The restructuring liability related to the One Ecolab initiative was $82.1 million and $54.9 million as of June 30, 2025 and December 31, 2025, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

One Ecolab has delivered $49 million of cumulative cost savings with estimated annualized cost savings of $140 million in continuing operations by 2027.

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

Combined Program

In November 2022 we approved a Europe cost savings program and subsequently expanded the program to focus on our Institutional and Healthcare businesses in other regions (the “Combined Program”). The restructuring activities were completed at the end of 2024, with total costs of $184.1 million ($151.5 million after tax), or $0.53 per diluted share. Subsequent to the completion of the Combined Program, we finalized the sale of a facility, resulting in a gain of $12 million ($9.2 million after tax), or $(0.03) per diluted share in the second quarter of 2025.

The net liability related to the Combined Program was $4.4 million and $12.8 million as of June 30, 2025 and December 31, 2024, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

The Combined Program has delivered our targeted $175 million of annual cost savings.

Other Restructuring Activities

The restructuring liability balance for all other restructuring plans excluding the Combined Program and One Ecolab was $5.0 million and $6.5 million as of June 30, 2025 and December 31, 2024, respectively.

Sale of global surgical solutions business

On April 27, 2024, we reached a definitive agreement to sell our global surgical solutions business, which closed on August 1, 2024. We recorded charges of $0.8 million ($0.6 million after tax) or less than $0.01 per diluted share and $2.4 million ($1.8 million after tax) or $0.01 per diluted share in the second quarter and first six months of 2025, respectively, which are primarily related to professional fees to support the sale. We recorded charges of $7.3 million ($3.1 million gain after tax) or $(0.01) per diluted share and $13.3 million ($1.4 million after tax) or $0.01 per diluted share in the second quarter and first six months of 2024, respectively, which are primarily related to professional fees to support the sale.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $7.3 million ($5.6 million after tax) or $0.02 per diluted share and $2.3 million ($1.7 million after tax) or less than $0.01 per diluted share in the second quarter of 2025 and 2024, respectively, and $8.8 million ($6.7 million after tax) or $0.02 per diluted share and $4.8 million ($3.6 million after tax or $0.01 per diluted share in the first six months of 2025 and 2024, respectively.

Other operating activities

Other special gains recorded in special (gains) and charges on the Consolidated Statements of Income in the second quarter of 2025 and 2024 were $2.0 million ($1.6 million after tax) or less than $0.01 per diluted share and charges of ($4.3 million) ($3.1 million gain after tax) or ($0.01) per diluted share, respectively. Other special gains recorded in special (gains) and charges on the Consolidated Statements of Income in the first six months of 2025 and 2024 were $(11.0 million) ($9.7 million gain after tax) or ($0.04) per diluted share and ($2.7 million) ($2.2 million gain after tax) or ($0.01) per diluted share, respectively, primarily related to the sale of an equity method investment.

Operating Income and Operating Income Margin

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2025	2024		2025	2024
Reported GAAP operating income	$710.1	$656.9	8%	$1,265.4	$1,174.8	8%
Special (gains) and charges	27.1	12.9		61.4	42.7
Non-GAAP adjusted operating income	737.2	669.8	10%	1,326.8	1,217.5	9%
Effect of foreign currency translation	(23.8)	(23.8)		(32.0)	(53.6)
Non-GAAP adjusted fixed currency operating income	713.4	646.0	10%	1,294.8	1,163.9	11%
Effect of acquisitions and divestitures	(2.1)	(20.5)		(4.2)	(41.8)
Non-GAAP organic operating income	$711.3	$625.5	14%	$1,290.6	$1,122.1	15%

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(percent)	2025	2024		2025	2024
Reported GAAP operating income margin	17.6%	16.5%		16.4%	15.2%
Non-GAAP adjusted operating income margin	18.3%	16.8%		17.2%	15.7%
Non-GAAP adjusted fixed currency operating income margin	18.3%	16.7%		17.1%	15.5%
Non-GAAP organic operating income margin	18.3%	16.6%		17.2%	15.4%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 8% in both the second quarter and first six months of 2025 versus the comparable periods of 2024. Our reported operating income for 2025 and 2024 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2025 and 2024 reported results, our adjusted operating income increased 10% and 9% in the second quarter and first six months of 2025, respectively.

As shown in the previous table, foreign currency had a neutral and 2 percentage point negative impact on adjusted operating income growth for the second quarter and first six months of 2025, respectively. Foreign currency had a 2 and 1 percentage point negative impact on adjusted operating income growth for the second quarter and first six months of 2024, respectively.

Other (Income) Expense

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2025	2024	Change	2025	2024	Change
Reported GAAP other (income) expense	($13.0)	($12.6)	3%	($26.0)	($25.2)	3%

Reported other (income) expense increased to ($13.0) million from ($12.6) million in the second quarter of 2025 compared to the second quarter of 2024, respectively, and increased to ($26.0) million from ($25.2) million in the first six months of 2025 compared to the first six months of 2024, respectively.

Interest Expense, Net

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2025	2024	Change	2025	2024	Change
Reported GAAP interest expense, net	$63.2	$78.8	(20)%	$121.5	$150.4	(19)%

Reported net interest expense was $63.2 million and $78.8 million in the second quarter of 2025 and 2024, respectively, and $121.5 million and $150.4 million in the first six months of 2025 and 2024, The decrease in net interest expense reflects the impact from lower interest rates and a higher cash balance.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2025	2024	2025	2024
Reported GAAP tax rate	19.9%	16.2%	20.1%	13.1%
Tax rate impact of:
Special (gains) and charges	0.2	1.6	0.3	1.2
Discrete tax items	0.7	1.7	0.4	5.4
Non-GAAP adjusted tax rate	20.8%	19.5%	20.8%	19.7%

Our reported tax rate was 19.9% and 16.2% for the second quarter of 2025 and 2024, respectively, and 20.1% and 13.1% for the first six months of 2025 and 2024, respectively. The change in our tax rate for the second quarter and first six months versus the comparable periods of 2024 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax benefits related to discrete tax items of $5.0 million and $5.5 million in the second quarter and first six months of 2025, respectively. This included a tax benefit of $2.6 million and $9.9 million in the second quarter and first six months of 2025, respectively, associated with share-based compensation excess tax benefits. The remaining net tax benefit of $2.4 million and net tax expense of $4.4 million in the second quarter and first six months of 2025, respectively, is from the filing of foreign tax returns, audit settlements, unrecognized tax benefits, and other changes in estimates.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

The Organization for Economic Co-operation’s (“OECD”) global minimum tax regime (“Pillar Two”) is effective in certain countries where we operate. As such, an estimate of Pillar Two tax has been considered within the provision for income taxes. We continue to monitor these legislative developments, but we do not anticipate material impacts to the 2025 financial statements.

Net Income Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2025	2024	Change	2025	2024	Change
Reported GAAP net income attributable to Ecolab	$524.2	$490.9	7%	$926.7	$903.0	3%
Adjustments:
Special (gains) and charges, after tax	20.6	0.9		45.7	24.0
Discrete tax net expense (benefit)	(5.0)	(10.3)		(5.5)	(58.5)
Non-GAAP adjusted net income attributable to Ecolab	$539.8	$481.5	12%	$966.9	$868.5	11%

Diluted EPS

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(dollars)	2025	2024	Change	2025	2024	Change
Reported GAAP diluted EPS	$1.84	$1.71	8%	$3.25	$3.14	4%
Adjustments:
Special (gains) and charges, after tax	0.07	-		0.16	0.08
Discrete tax net expense (benefit)	(0.02)	(0.03)		(0.02)	(0.20)
Non-GAAP adjusted diluted EPS	$1.89	$1.68	13%	$3.39	$3.02	12%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had a favorable impact of approximately $0.01 and an unfavorable impact of approximately ($0.05) per share on diluted EPS for the second quarter and first six months of 2025, respectively, when compared to the comparable period of 2024.

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

Fixed currency net sales and operating income for the second quarter and first six months of 2025 for our reportable segments are shown in the following tables:

Net Sales	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2025	2024	Change	2025	2024	Change
Global Water	$1,908.5	$1,863.2	2%	$3,709.0	$3,618.2	3%
Global Institutional & Specialty	1,511.7	1,548.1	(2)	2,918.2	2,995.0	(3)
Global Pest Elimination	311.3	290.2	7	589.4	550.5	7
Global Life Sciences	176.7	169.8	4	343.7	329.1	4
Subtotal at fixed currency	3,908.2	3,871.3	1	7,560.3	7,492.8	1
Effect of foreign currency translation	117.0	114.5		159.9	244.9
Consolidated reported GAAP net sales	$4,025.2	$3,985.8	1%	$7,720.2	$7,737.7	-%

Operating Income	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2025	2024	Change	2025	2024	Change
Global Water	$306.3	$288.6	6%	$566.3	$532.2	6%
Global Institutional & Specialty	359.4	329.5	9	658.0	586.9	12
Global Pest Elimination	61.2	60.0	2	107.3	106.5	1
Global Life Sciences	34.8	17.0	105	60.0	36.3	65
Corporate	(75.0)	(61.9)	21	(157.5)	(140.7)	12
Subtotal at fixed currency	686.7	633.2	8	1,234.1	1,121.2	10
Effect of foreign currency translation	23.4	23.7		31.3	53.6
Consolidated reported GAAP operating income	$710.1	$656.9	8%	$1,265.4	$1,174.8	8%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	Second Quarter Ended
	June 30
Net Sales	2025			2024
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$1,908.5	($22.2)	$1,886.3	$1,863.2	($7.8)	$1,855.4
Global Institutional & Specialty	1,511.7	(0.4)	1,511.3	1,548.1	(88.5)	1,459.6
Global Pest Elimination	311.3	(3.2)	308.1	290.2	-	290.2
Global Life Sciences	176.7	-	176.7	169.8	-	169.8
Subtotal at fixed currency	3,908.2	(25.8)	3,882.4	3,871.3	(96.3)	3,775.0
Effect of foreign currency translation	117.0			114.5
Consolidated reported GAAP net sales	$4,025.2			$3,985.8

Operating Income	2025			2024
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$306.3	($1.9)	$304.4	$288.6	($0.6)	$288.0
Global Institutional & Specialty	359.4	0.2	359.6	329.5	(19.9)	309.6
Global Pest Elimination	61.2	(0.4)	60.8	60.0	-	60.0
Global Life Sciences	34.8	-	34.8	17.0	-	17.0
Corporate	(48.3)	-	(48.3)	(49.1)	-	(49.1)
Non-GAAP adjusted fixed currency operating income	713.4	(2.1)	711.3	646.0	(20.5)	625.5
Special (gains) and charges	26.7			12.8
Subtotal at fixed currency	686.7			633.2
Effect of foreign currency translation	23.4			23.7
Consolidated reported GAAP operating income	$710.1			$656.9

	Six Months Ended
	June 30
Net Sales	2025			2024
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$3,709.0	($43.5)	$3,665.5	$3,618.2	($19.6)	$3,598.6
Global Institutional & Specialty	2,918.2	(0.8)	2,917.4	2,995.0	(180.0)	2,815.0
Global Pest Elimination	589.4	(7.6)	581.8	550.5	-	550.5
Global Life Sciences	343.7	-	343.7	329.1	-	329.1
Subtotal at fixed currency	7,560.3	(51.9)	7,508.4	7,492.8	(199.6)	7,293.2
Effect of foreign currency translation	159.9			244.9
Consolidated reported GAAP net sales	$7,720.2			$7,737.7

Operating Income	2025			2024
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$566.3	($4.0)	$562.3	$532.2	$0.7	$532.9
Global Institutional & Specialty	658.0	0.2	658.2	586.9	(42.5)	544.4
Global Pest Elimination	107.3	(0.4)	106.9	106.5	-	106.5
Global Life Sciences	60.0	-	60.0	36.3	-	36.3
Corporate	(96.8)	-	(96.8)	(98.0)	-	(98.0)
Non-GAAP adjusted fixed currency operating income	1,294.8	(4.2)	1,290.6	1,163.9	(41.8)	1,122.1
Special (gains) and charges	60.7			42.7
Subtotal at fixed currency	1,234.1			1,121.2
Effect of foreign currency translation	31.3			53.6
Consolidated reported GAAP operating income	$1,265.4			$1,174.8

Unless otherwise noted, the following segment performance commentary compares the second quarter and first six months of 2025 against the second quarter and first six months of 2024.

Global Water

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Sales at fixed currency (millions)	$1,908.5	$1,863.2	$3,709.0	$3,618.2
Sales at public currency (millions)	1,977.3	1,936.1	3,803.7	3,775.0

Organic sales change	2%		2%
Acquisitions and divestitures	1%		1%
Fixed currency sales change	2%		3%
Foreign currency translation	-%		(2)%
Public currency sales change	2%		1%

Operating income at fixed currency (millions)	$306.3	$288.6	$566.3	$532.2
Operating income at public currency (millions)	320.6	304.2	585.7	568.1

Fixed currency operating income change	6%		6%
Fixed currency operating income margin	16.0%	15.5%	15.3%	14.7%
Organic operating income change	6%		6%
Organic operating income margin	16.1%	15.5%	15.3%	14.8%
Public currency operating income change	5%		3%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased 2% and 3% for the second quarter and first six months of 2025, respectively, including a benefit from the acquisition of Barclay Water Management. Organic sales for Global Water increased 2% in both the second quarter and first six months of 2025 driven by growth in Light & Heavy and Food & Beverage.

Light & Heavy organic sales increased 2% in both the second quarter and first six months of 2025 driven by double-digit growth in high-tech and solid manufacturing sales growth, which more than offset continued soft end-market demand in basic industries and mining. High-tech reported strong double-digit sales growth driven by data centers and microelectronics. Manufacturing reported solid growth driven by food & beverage. Downstream reported good growth in North America, partially offset by softer sales in international regions. Basic Industries sales modestly declined as further new business wins were more than offset by continued soft end-market demand in primary metals and chemicals. Food & Beverage organic sales increased 3% and 2% in the second quarter and first six months of 2025, respectively, driven by value pricing and new business wins. Paper organic sales decreased 3% and 2% in the second quarter and first six months of 2025, respectively, as continued new business wins were offset by softer customer production rates.

Operating Income

Organic operating income and organic operating income margins increased for Global Water in the second quarter and first six months of 2025.

Organic operating income margins increased 0.6 percentage points during the second quarter of 2025 as the 1.7 percentage point positive impact of value pricing and improved productivity overcame the 1.4 percentage point impact of unfavorable sales mix and higher supply chain costs. Organic operating income margins increased 0.5 percentage points during the first six months of 2025 as the 1.0 percentage point positive impact of value pricing overcame the 0.5 percentage point impact of investments in the business.

Global Institutional & Specialty

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Sales at fixed currency (millions)	$1,511.7	$1,548.1	$2,918.2	$2,995.0
Sales at public currency (millions)	1,544.6	1,577.8	2,962.6	3,058.0

Organic sales change	4%		4%
Acquisitions and divestitures	(6)%		(6)%
Fixed currency sales change	(2)%		(3)%
Foreign currency translation	-%		(1)%
Public currency sales change	(2)%		(3)%

Operating income at fixed currency (millions)	$359.4	$329.5	$658.0	$586.9
Operating income at public currency (millions)	365.3	335.3	665.9	599.3

Fixed currency operating income change	9%		12%
Fixed currency operating income margin	23.8%	21.3%	22.5%	19.6%
Organic operating income change	16%		21%
Organic operating income margin	23.8%	21.2%	22.6%	19.3%
Public currency operating income change	9%		11%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales declined 2% and 3% in the second quarter and first six months of 2025, respectively, due to the sale of Ecolab’s global surgical solutions business, which was sold in the third quarter of 2024. Organic sales for Global Institutional & Specialty increased 4% in both the second quarter and first six months of 2025 with growth in both operating segments.

At an operating segment level, Institutional organic sales increased 3% and 4% in the second quarter and first six months of 2025, respectively, as mid-single digit growth in sales to hospitality customers was partially offset by modestly lower sales to hospitals. Specialty organic sales increased 4% in both the second quarter and first six months of 2025 reflecting strong growth, partially offset by an unfavorable impact from non-strategic, low margin business exits.

Operating Income

Organic operating income and organic operating income margin increased in the second quarter and first six months of 2025 for our Global Institutional & Specialty segment.

Organic operating income margins increased 2.6 and 3.3 percentage points during the second quarter and first six months of 2025, respectively, as the 4.0 and 3.8 percentage point positive impact from value pricing, lower supply chain costs, and improved productivity overcame the 1.1 and 0.8 percentage point impact of investments in the business.

Global Pest Elimination

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Sales at fixed currency (millions)	$311.3	$290.2	$589.4	$550.5
Sales at public currency (millions)	317.4	295.7	598.0	561.8

Organic sales change	6%		6%
Acquisitions and divestitures	1%		1%
Fixed currency sales change	7%		7%
Foreign currency translation	-%		-%
Public currency sales change	7%		6%

Operating income at fixed currency (millions)	$61.2	$60.0	$107.3	$106.5
Operating income at public currency (millions)	62.2	61.1	108.7	108.6

Fixed currency operating income change	2%		1%
Fixed currency operating income margin	19.7%	20.7%	18.2%	19.3%
Organic operating income change	1%		-%
Organic operating income margin	19.7%	20.7%	18.4%	19.3%
Public currency operating income change	2%		-%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased 7% in both the second quarter and first six months of 2025 reflecting a benefit from attractive, targeted acquisitions in North America. Organic sales for Global Pest Elimination increased 6% in both the second quarter and first six months of 2025 driven by gains in food & beverage, restaurants, and healthcare.

Operating Income

Organic operating income increased and remained flat for Global Pest Elimination in the second quarter and first six months of 2025, respectively. Organic operating income margins decreased for Global Pest Elimination in the second quarter and first six months of 2025.

Organic operating income margins decreased 1.0 percentage points during the second quarter of 2025, as the 2.4 percentage point positive impact from value pricing was more than offset by the 3.2 percentage point impact of strategic investments in the business. Organic operating income margins decreased 0.9 percentage points during the first six months of 2025, as the 3.6 percentage point positive impact from value pricing and higher volumes was more than offset by the 4.2 percentage point impact of strategic investments in the business.

Global Life Sciences

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Sales at fixed currency (millions)	$176.7	$169.8	$343.7	$329.1
Sales at public currency (millions)	185.9	176.2	355.9	342.9

Organic sales change	4%		4%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	4%		4%
Foreign currency translation	2%		-%
Public currency sales change	6%		4%

Operating income at fixed currency (millions)	$34.8	$17.0	$60.0	$36.3
Operating income at public currency (millions)	38.0	18.8	64.2	40.8

Fixed currency operating income change	105%		65%
Fixed currency operating income margin	19.7%	10.0%	17.5%	11.0%
Organic operating income change	105%		65%
Organic operating income margin	19.7%	10.0%	17.5%	11.0%
Public currency operating income change	102%		57%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency and organic sales for Global Life Sciences increased 4% in both the second quarter and first six months of 2025, respectively, driven by new business wins and progressively improving industry trends.

Operating Income

Organic operating income and organic operating income margins increased in the second quarter and first six months of 2025 for our Global Life Sciences segment.

Organic operating income margins increased 9.7 percentage points during the second quarter of 2025, driven by lower supply chain costs and value pricing. Organic operating income margins increased 6.5 percentage points during the first six months of 2025, driven by the 6.4 percentage point positive impact from lower supply chain costs and value pricing.

Corporate

Consistent with our internal management reporting, Corporate amounts in the tables on pages 36 and 37 include intangible asset amortization specifically from the Nalco and Purolite transactions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 32.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $23.7 billion as of June 30, 2025 and $22.4 billion as of December 31, 2024.

Total liabilities were $14.4 billion as of June 30, 2025, compared to total liabilities of $13.6 billion as of December 31, 2024. Total debt was $8.2 billion as of June 30, 2025 and $7.6 billion as of December 31, 2024. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented:

	June 30, 2025	December 31, 2024
(ratio)
Net debt to EBITDA	1.6	1.7

(millions)
Total debt	$8,210.7	$7,564.9
Cash	1,920.9	1,256.8
Net debt	$6,289.8	$6,308.1

Net income including noncontrolling interest	$2,155.3	$2,131.9
Provision for income taxes	536.2	439.3
Interest expense, net	253.6	282.5
Depreciation	645.9	634.9
Amortization	297.5	300.5
EBITDA	$3,888.5	$3,789.1

Cash Flows

Operating Activities

	Six Months Ended
	June 30
(millions)	2025	2024	Change
Cash provided by operating activities	$1,071.2	$1,260.5	($189.3)

We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities decreased $189 million in the first six months of 2025 compared to the first six months of 2024, driven primarily by a $200 million unfavorable change in working capital. The cash flow impact from working capital was driven by the timing impacts of accounts payable in the first six months of 2025 versus the first six months of 2024.

Investing Activities

	Six Months Ended
	June 30
(millions)	2025	2024	Change
Cash used for investing activities	($448.4)	($445.4)	($3.0)

Cash provided by (used for) investing activities is primarily impacted by capital investments in the business. We continue to make capital investments in the business, including dispensing and monitoring equipment, manufacturing equipment and facilities. Total capital expenditures were $455 million and $398 million in the first six months of 2025 and 2024, respectively.

Cash provided by (used for) dispositions, net of cash divested in the first six months of 2025 related to the divestiture of our global surgical solutions business was $15 million.

Financing Activities

	Six Months Ended
	June 30
(millions)	2025	2024	Change
Cash provided by (used for) financing activities	$55.7	($1,335.7)	$1,391.4

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We had net (repayments) issuances of commercial paper and notes payable of ($1) million and $2 million in the first six months of 2025 and 2024, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $199 million and $519 million of shares in the first six months of 2025 and 2024, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

We issued $500 million of long-term debt and there were no long-term debt repayments in the first six months of 2025. There was no long-term debt issuance activity and we repaid $630 million of long-term debt in the first six months of 2024.

We paid dividends of $380 million and $341 million in the first six months of 2025 and 2024, respectively.

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

As of June 30, 2025, we had $1,921 million of cash and cash equivalents on hand, of which $298 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of December 31, 2024, we had a $2.0 billion multi-year revolving credit facility which was due to expire in April 2026. In March 2025, we entered into an amended and restated revolving credit facility which extended the maturity from April 2026 to March 2030. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. At the end of the second quarter of both 2025 and 2024, we had no outstanding commercial paper under our U.S. program nor our Euro program. There were no borrowings under our credit facility as of June 30, 2025 or December 31, 2024. As of June 30, 2025, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

During the first six months of 2025, we issued $500 million aggregate three-year fixed public notes with a coupon rate of 4.30%, and an effective interest rate of 4.36%. The proceeds were used for general corporate purposes. We repaid $630 million of long-term debt in the first quarter of 2024.

In June 2025, one of our Chinese subsidiaries entered into a construction loan facility that provides up to 1.1 billion in Chinese Yuan (“CNY”) ($156 million) of proceeds to fund capital expenditures. This loan facility has a tenor of 13 years and is secured by certain assets of our Chinese subsidiaries.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2024 disclosed total notes payable and long-term debt due within one year of $616 million. As of June 30, 2025, the total notes payable and long-term debt due within one year was $689 million. We had no outstanding commercial paper under our U.S. program as of June 30, 2025 and as of December 31, 2024.

Our gross liability for unrecognized tax benefits was $41 million and $34 million as of June 30, 2025, and December 31, 2024, respectively. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results. We expect the macroeconomic environment to remain challenging as a result of evolving international trade policies that could have a significant impact on costs and demand. We believe that the Company is well-prepared to manage through the dynamic international trade environment, given our “local-for-local” production model and our recently implemented trade surcharge.

Argentina, Turkey and Egypt are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina, Turkey and Egypt. During the first six months of 2025, sales in Argentina, Turkey and Egypt represented approximately 1% of our consolidated sales. Assets held in Argentina, Turkey and Egypt at the end of the first six months of 2025 represented approximately 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. During the first six months of 2025, our Russian and Ukraine operations represented less than 1% of our 2025 consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 17 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

In July 2025, the Company repaid the principal of €575 million ($674 million) on the ten year 2015 senior notes.

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

EBITDA is defined as net income including noncontrolling interest with the sum of provision for income taxes, net interest expense, depreciation and amortization added back. EBITDA is used in our net debt to EBITDA ratio, which we view as important indicators of the operational and financial health of our organization.

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

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude the impact of special (gains) and charges, the results of our acquired businesses from the first twelve months post acquisition and the results of divested businesses from the twelve months prior to divestiture. Further, due to the sale of the global surgical solutions business on August 1, 2024, we have excluded the results of the business for the six-month period ended June 30, 2024 from these organic measures to remain comparable to the corresponding period in 2025. In addition, as part of the separation of ChampionX in 2020, we continue to provide certain products to ChampionX, which are recorded in product and equipment sales in the Global Water segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

Item 4. Controls and Procedures

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1, 2025 through June 30, 2025 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(1)	or programs	(2)	or programs	(2)
April 1-30, 2025	137,600		$244.4115		137,600		8,063,273
May 1-31, 2025	12,000		249.7948		12,000		8,051,273
June 1-30, 2025	-		-		-		8,051,273
Total	149,600		$244.8434		149,600		8,051,273

(1)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(2)	As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to 10,000,000 shares. Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing

(a)	The following documents are filed as exhibits to this report:

(3.1)	Restated Certificate of Incorporation of Ecolab Inc., as amended and in effect as of May 8, 2025.	Incorporated by reference to Exhibit (3.1) of our Form 8-K, dated May 9, 2025.

(4.1)	Thirteenth Supplemental Indenture, dated as of June 5, 2025, between Ecolab Inc. and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated June 5, 2025.

(4.2)	Form of 4.300% Notes due 2028.	Included in Exhibit (4.1) above.

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.

(31.1)	Rule 13a - 14(a) CEO Certification.	Filed herewith electronically.

(31.2)	Rule 13a - 14(a) CFO Certification.	Filed herewith electronically.

(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.

(101.SCH)	Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.

(104)	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: August 7, 2025	By:	/s/ Jennifer J. Bradway

Jennifer J. Bradway
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)