Form 10-Q
period 2025-09-30
ECOLAB INC.
filed 2025-10-30
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of September 30, 2025: 283,235,653 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2025	2024	2025	2024

Product and equipment sales	$3,262.6	$3,156.0	$9,321.3	$9,315.6
Service and lease sales	902.4	842.5	2,563.9	2,420.6
Net sales	4,165.0	3,998.5	11,885.2	11,736.2
Product and equipment cost of sales	1,789.1	1,771.2	5,122.9	5,221.0
Service and lease cost of sales	510.3	490.3	1,459.5	1,409.6
Cost of sales (including special charges (a))	2,299.4	2,261.5	6,582.4	6,630.6
Selling, general and administrative expenses	1,079.2	1,024.8	3,196.9	3,178.2
Special (gains) and charges	26.2	(332.6)	80.3	(292.2)
Operating income	760.2	1,044.8	2,025.6	2,219.6
Other (income) expense	(12.8)	(12.9)	(38.8)	(38.1)
Interest expense, net	55.3	70.4	176.8	220.8
Income before income taxes	717.7	987.3	1,887.6	2,036.9
Provision for income taxes	128.0	246.5	362.9	384.5
Net income including noncontrolling interest	589.7	740.8	1,524.7	1,652.4
Net income attributable to noncontrolling interest	4.7	4.3	13.0	12.9
Net income attributable to Ecolab	$585.0	$736.5	$1,511.7	$1,639.5

Earnings attributable to Ecolab per common share
Basic	$2.06	$2.60	$5.33	$5.76
Diluted	$2.05	$2.58	$5.30	$5.72

Weighted-average common shares outstanding
Basic	283.5	283.6	283.5	284.6
Diluted	285.4	286.0	285.3	286.8

(a)	Cost of sales includes special (gains) and charges of $0.3 million and $0.9 million in the third quarter of 2025 and 2024, respectively, and $7.6 million and $3.2 million in the first nine months of 2025 and 2024, respectively, which is recorded in product and equipment cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2025	2024	2025	2024

Net income including noncontrolling interest	$589.7	$740.8	$1,524.7	$1,652.4

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	74.5	99.2	314.1	28.0
(Loss) gain on net investment hedges	27.0	(41.1)	(213.5)	(28.9)
Total foreign currency translation adjustments	101.5	58.1	100.6	(0.9)

Derivatives and hedging instruments	(2.0)	(8.2)	(11.7)	(0.9)

Pension and postretirement benefits	(0.2)	(1.4)	(9.3)	0.8

Subtotal	99.3	48.5	79.6	(1.0)

Total comprehensive income, including noncontrolling interest	689.0	789.3	1,604.3	1,651.4
Comprehensive income attributable to noncontrolling interest	4.6	7.2	14.5	15.3
Comprehensive income attributable to Ecolab	$684.4	$782.1	$1,589.8	$1,636.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
(millions, except per share amounts)	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$1,955.8	$1,256.8
Accounts receivable, net	3,114.1	2,865.0
Inventories	1,534.9	1,464.9
Other current assets	501.9	439.0
Total current assets	7,106.7	6,025.7
Property, plant and equipment, net	4,062.6	3,752.4
Goodwill	8,113.0	7,907.3
Other intangible assets, net	3,135.5	3,308.8
Operating lease assets	767.7	723.2
Other assets	712.1	670.4
Total assets	$23,897.6	$22,387.8

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$16.2	$615.7
Accounts payable	1,868.4	1,810.0
Compensation and benefits	606.0	727.4
Income taxes	188.0	127.0
Other current liabilities	1,509.6	1,512.7
Total current liabilities	4,188.2	4,792.8
Long-term debt	8,052.7	6,949.2
Pension and postretirement benefits	597.8	634.9
Deferred income taxes	176.9	280.0
Operating lease liabilities	600.8	575.5
Other liabilities	527.3	366.2
Total liabilities	14,143.7	13,598.6
Commitments and contingencies (Note 16)

Equity (a)
Common stock	369.1	367.8
Additional paid-in capital	7,448.5	7,159.6
Retained earnings	12,475.9	11,517.1
Accumulated other comprehensive loss	(1,903.9)	(1,982.0)
Treasury stock	(8,670.6)	(8,305.2)
Total Ecolab shareholders’ equity	9,719.0	8,757.3
Noncontrolling interest	34.9	31.9
Total equity	9,753.9	8,789.2
Total liabilities and equity	$23,897.6	$22,387.8

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 283.2 shares outstanding as of September 30, 2025 and 283.4 shares outstanding as of December 31, 2024. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
(millions)	2025	2024

OPERATING ACTIVITIES
Net income including noncontrolling interest	$1,524.7	$1,652.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	493.8	473.7
Amortization	226.5	226.2
Deferred income taxes	(57.1)	(149.7)
Share-based compensation expense	109.5	109.5
Pension and postretirement plan contributions	(67.1)	(43.7)
Pension and postretirement plan expense (income), net	10.4	11.5
Restructuring charges, net of cash paid	(12.5)	(11.7)
Sale of global surgical solutions business	1.1	(382.7)
Other, net	20.4	17.7
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(150.3)	(109.3)
Inventories	(37.6)	(163.6)
Other assets	34.1	(41.1)
Accounts payable	(47.8)	277.7
Other liabilities	(185.6)	180.3
Cash provided by operating activities	1,862.5	2,047.2

INVESTING ACTIVITIES
Capital expenditures	(716.2)	(634.8)
Property and other assets sold	46.4	3.3
Acquisitions and investments in affiliates, net of cash acquired	(0.5)	(56.4)
Divestiture of businesses, net of cash divested	(14.9)	889.7
Other, net	(43.8)	(8.1)
Cash (used for) provided by investing activities	(729.0)	193.7

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	1.1	3.3
Long-term debt borrowings	1,019.0	-
Long-term debt repayments	(674.2)	(630.4)
Reacquired shares	(374.6)	(983.7)
Dividends paid	(564.4)	(502.9)
Exercise of employee stock options	182.0	232.8
Hedge settlements	-	(0.6)
Other, net	(10.6)	(2.5)
Cash used for financing activities	(421.7)	(1,884.0)

Effect of exchange rate changes on cash and cash equivalents	(12.8)	(15.3)

Increase in cash and cash equivalents	699.0	341.6
Cash and cash equivalents, beginning of period	1,256.8	919.5
Cash and cash equivalents, end of period	$1,955.8	$1,261.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Third Quarter Ended September 30, 2025 and 2024
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, June 30, 2024	$367.1	$7,002.1	$10,653.3	($1,899.4)	($7,835.7)	$8,287.4	$20.5	$8,307.9

Net income			736.5			736.5	4.3	740.8
Other comprehensive income (loss) activity				45.6		45.6	2.9	48.5
Cash dividends declared (a)			(161.4)			(161.4)		(161.4)
Stock options and awards	0.5	106.1			2.0	108.6		108.6
Reacquired shares					(468.9)	(468.9)		(468.9)
Balance, September 30, 2024	$367.6	$7,108.2	$11,228.4	($1,853.8)	($8,302.6)	$8,547.8	$27.7	$8,575.5

Balance, June 30, 2025	$368.8	$7,372.3	$12,075.1	($2,003.3)	($8,492.6)	$9,320.3	$30.3	$9,350.6

Net income			585.0			585.0	4.7	589.7
Other comprehensive income (loss) activity				99.4		99.4	(0.1)	99.3
Cash dividends declared (a)			(184.2)			(184.2)		(184.2)
Stock options and awards	0.3	76.2			0.5	77.0		77.0
Reacquired shares					(178.5)	(178.5)		(178.5)
Balance, September 30, 2025	$369.1	$7,448.5	$12,475.9	($1,903.9)	($8,670.6)	$9,719.0	$34.9	$9,753.9

	Nine Months Ended September 30, 2025 and 2024
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2023	$365.7	$6,766.7	$10,075.4	($1,850.4)	($7,312.7)	$8,044.7	$27.5	$8,072.2

Net income			1,639.5			1,639.5	12.9	1,652.4
Other comprehensive income (loss) activity				(3.4)		(3.4)	2.4	(1.0)
Cash dividends declared (a)			(486.5)			(486.5)	(15.1)	(501.6)
Stock options and awards	1.9	341.5			3.4	346.8		346.8
Reacquired shares					(993.3)	(993.3)		(993.3)
Balance, September 30, 2024	$367.6	$7,108.2	$11,228.4	($1,853.8)	($8,302.6)	$8,547.8	$27.7	$8,575.5

Balance, December 31, 2024	$367.8	$7,159.6	$11,517.1	($1,982.0)	($8,305.2)	$8,757.3	$31.9	$8,789.2

Net income			1,511.7			1,511.7	13.0	1,524.7
Other comprehensive income (loss) activity				78.1		78.1	1.5	79.6
Cash dividends declared (a)			(552.9)			(552.9)	(11.5)	(564.4)
Stock options and awards	1.3	288.9			2.6	292.8		292.8
Reacquired shares					(368.0)	(368.0)		(368.0)
Balance, September 30, 2025	$369.1	$7,448.5	$12,475.9	($1,903.9)	($8,670.6)	$9,719.0	$34.9	$9,753.9

(a)	Dividends declared per common share were $0.65 and $0.57 in the third quarter of 2025 and 2024, respectively, and $1.95 and $1.71 in the first nine months of 2025 and 2024, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the third quarter ended September 30, 2025 and 2024 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2025	2024	2025	2024
Cost of sales
One Ecolab	$0.3	$-	$7.6	$-
Other restructuring	-	0.9	-	3.2
Cost of sales subtotal	0.3	0.9	7.6	3.2

Special (gains) and charges
One Ecolab	17.4	24.4	83.3	38.9
Other restructuring	-	0.4	(12.0)	20.1
Sale of global surgical solutions business	-	(364.0)	2.4	(350.7)
Acquisition and integration activities	11.0	3.5	19.8	8.3
Other	(2.2)	3.1	(13.2)	(8.8)
Special (gains) and charges subtotal	26.2	(332.6)	80.3	(292.2)

Total special (gains) and charges	$26.5	($331.7)	$87.9	($289.0)

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

One Ecolab

On July 30, 2024, the Company announced the One Ecolab initiative, which will enhance its growth and margin expansion journey. As a program within this initiative, the Company also announced that it commenced a restructuring plan to leverage its digital technologies to realign the functional work done in many countries into global centers of excellence. In September 2025, the Company expanded the One Ecolab initiative and anticipates restructuring costs of $240 million ($187 million after tax) and special charges of $60 million ($47 million after tax) by the end of 2027. The Company anticipates that the restructuring costs will primarily be cash expenditures for severance costs relating to team reorganization.

The Company recorded restructuring charges of $9.5 million ($7.3 million after tax) and $17.4 million ($13.3 million after tax) during the third quarter 2025 and 2024, respectively, and $66.3 million ($51.0 million after tax) and $22.7 million ($17.3 million after tax) during the first nine months of 2025 and 2024, respectively, primarily related to severance and professional services. In addition, the Company recorded non-restructuring special charges of $8.2 million ($6.2 million after tax) and $7.0 million ($5.2 million after tax) during the third quarter of 2025 and 2024, respectively, and $24.6 million ($18.6 million after tax) and $16.2 million ($12.2 million after tax) during the first nine months of 2025 and 2024, respectively, primarily related to professional services. The Company has recorded $148.1 million ($114.0 million after tax) of cumulative restructuring charges and $48.3 million ($36.5 million after tax) of cumulative special charges under the One Ecolab initiative.

The restructuring liability related to the One Ecolab initiative was $64.8 million and $54.9 million as of September 30, 2025 and December 31, 2024, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the One Ecolab initiative since inception of the underlying actions includes the following items:

	Employee
	Costs	Other	Total
(millions)
2024 Activity
Recorded expense and accrual	$46.3	$30.2	$76.5
Net cash payments	-	(26.9)	(26.9)
Non-cash net charges	-	-	-
Reclassification	-	5.3	5.3
Restructuring liability, December 31, 2024	46.3	8.6	54.9

2025 Activity
Recorded expense and accrual	$55.5	$10.8	$66.3
Net cash payments	(38.2)	(18.2)	(56.4)
Non-cash net charges	-	-	-
Reclassification	-	-	-
Restructuring liability, September 30, 2025	$63.6	$1.2	$64.8

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

The net liability related to the Combined Program was $3.2 million and $12.8 million as of September 30, 2025 and December 31, 2024, respectively. Net cash payments were $1.2 million and $9.5 million in the third quarter and first nine months of 2025, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

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

Other Restructuring Activities

The restructuring liability balance for all other restructuring plans excluding the Combined Program and One Ecolab was $5.6 million and $6.5 million as of September 30, 2025 and December 31, 2024, respectively.

Sale of global surgical solutions business

On April 27, 2024, the Company reached a definitive agreement to sell its global surgical solutions business for total consideration of $950 million, subject to certain working capital and other purchase price adjustments. On August 1, 2024, the Company closed the sale and received $926 million in cash, after deducting for defined working capital and other purchase price adjustments. For the quarter ended September 30, 2024, the Company recorded an associated pre-tax gain within Special (Gains) and Charges in the Consolidated Statements of Income of $365.3 million ($264.2 million after tax) or $0.92 per diluted share, which includes $56.4 million of transaction costs and other adjustments. Excluding the gain on sale, the Company recorded charges of $3.3 million ($2.5 million after tax) and $14.6 million ($11.3 million after tax) in the third quarter and first nine months of 2024, respectively.

The Company recorded charges of $2.4 million ($1.8 million after tax) in the first nine months of 2025.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $11.0 million ($10.2 million after tax) and $3.5 million ($2.7 million after tax) in the third quarter of 2025 and 2024, respectively, and $19.8 million ($16.9 million after tax) and $8.3 million ($6.3 million after tax) in the first nine months of 2025 and 2024, respectively, primarily related to the pending acquisition of Ovivo’s electronics business (“Ovivo Electronics”) and the Purolite transaction.

Other operating activities

Other special gains recorded in special (gains) and charges on the Consolidated Statements of Income in the third quarter of 2025 and 2024 were ($2.2 million) ($1.7 million gain after tax) and charges of $3.1 million ($2.3 million after tax), respectively. Other special gains recorded in special (gains) and charges on the Consolidated Statements of Income in the first nine months of 2025 and 2024 were ($13.2 million) ($11.4 million gain after tax) and ($8.8 million) ($6.9 million after tax), respectively, primarily related to the sale of an equity method investment.

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

No acquisitions were completed during the first nine months of 2025. In May and September 2024, the Company completed two immaterial acquisitions both of which became part of the Global Pest Elimination reporting segment.

On August 12, 2025, the Company entered into an agreement to acquire Ovivo Electronics for 2.4 billion Canadian dollars (“CAD”) ($1.8 billion), subject to customary adjustments. Ovivo Electronics is a leading and fast-growing global provider of breakthrough ultra-pure water technologies for semiconductor manufacturing. Completion of the acquisition is subject to regulatory clearances and other customary closing conditions. Additionally, in September 2025, the Company entered into foreign currency option contracts with an aggregate notional amount of CAD 2.2 billion ($1.6 billion) to mitigate the currency exchange risk associated with the planned acquisition. These foreign exchange contracts will be accounted for as separate transactions from the acquisition and are not designated as hedging instruments. Refer to Note 8, Derivatives and Hedging Transactions, for further information relating to these financial instruments.

The following table summarizes the acquisition date fair value of net assets acquired from the Company’s acquisitions during the first nine months of 2024:

(millions)	2024
Net tangible assets (liabilities) acquired	$2.0

Identifiable intangible assets
Customer relationships	18.3
Trademarks	1.8
Other technology	1.6
Total intangible assets	21.7

Goodwill	33.6
Total aggregate purchase price	57.3

Acquisition-related liabilities and contingent consideration	(3.2)
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration	$54.1

During the first nine months of 2025, the Company recorded adjustments associated with the finalization of the purchase accounting for its 2024 acquisitions. As a result of these purchase accounting adjustments, the Company made $0.7 million of acquisition-related payments, acquisition-related net liabilities decreased by $0.3 million, net tangible assets acquired decreased by $5.3 million, and goodwill increased by $5.7 million.

No identifiable intangible assets were acquired during the first nine months of 2025. The weighted average useful life of identifiable intangible assets acquired during the first nine months of 2024 was 9 years.

4. BALANCE SHEETS INFORMATION

	September 30	December 31
(millions)	2025	2024
Accounts receivable, net
Accounts receivable	$3,244.3	$2,987.5
Allowance for expected credit losses and other accruals	(130.2)	(122.5)
Total	$3,114.1	$2,865.0

Inventories
Finished goods	$991.9	$962.2
Raw materials and parts	639.4	607.4
Inventories at FIFO cost	1,631.3	1,569.6
FIFO cost to LIFO cost difference	(96.4)	(104.7)
Total	$1,534.9	$1,464.9

Other current assets
Prepaid assets	$186.6	$151.4
Taxes receivable	204.9	163.3
Derivative assets	1.7	13.4
Other	108.7	110.9
Total	$501.9	$439.0

Property, plant and equipment, net
Land	$150.3	$144.5
Buildings and leasehold improvements	1,203.7	1,152.8
Machinery and equipment	2,381.2	2,248.5
Dispensing and monitoring equipment (1)	3,206.1	2,925.3
Capitalized software	1,159.4	1,037.8
Construction in progress	763.3	679.3
	8,864.0	8,188.2
Accumulated depreciation	(4,801.4)	(4,435.8)
Total	$4,062.6	$3,752.4

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,381.0	3,279.8
Patents	514.5	504.6
Trademarks	378.6	371.9
Other technologies	546.9	541.8
	4,821.0	4,698.1
Accumulated amortization
Customer relationships	(2,030.5)	(1,814.1)
Patents	(362.1)	(340.6)
Trademarks	(263.7)	(236.3)
Other technologies	(259.2)	(228.3)
	(2,915.5)	(2,619.3)
Net intangible assets subject to amortization	1,905.5	2,078.8
Total	$3,135.5	$3,308.8

Other assets
Deferred income taxes	$166.9	$155.5
Pension	170.8	151.0
Derivative asset	2.7	45.1
Other	371.7	318.8
Total	$712.1	$670.4

(1) Dispensing and monitoring equipment was previously referred to as merchandising and customer equipment.

	September 30	December 31
(millions)	2025	2024
Other current liabilities
Discounts and rebates	$463.0	$452.2
Dividends payable	184.2	184.2
Interest payable	60.9	62.6
Taxes payable, other than income	180.7	171.8
Derivative liability	6.1	3.0
Restructuring	71.2	71.6
Contract liability	116.0	102.0
Operating lease liabilities	160.3	142.3
Other	267.2	323.0
Total	$1,509.6	$1,512.7

Accumulated other comprehensive income (loss)
Unrealized (loss) gain on derivative financial instruments, net of tax	($7.1)	$4.6
Unrecognized pension and postretirement benefit expense, net of tax	(547.7)	(538.4)
Cumulative translation, net of tax	(1,349.1)	(1,448.2)
Total	($1,903.9)	($1,982.0)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of September 30, 2025 and December 31, 2024.

	September 30	December 31
(millions)	2025	2024
Short-term debt
Notes payable	$4.8	$3.6
Long-term debt, current maturities	11.4	612.1
Total	$16.2	$615.7

Lines of Credit

As of December 31, 2024, the Company had a $2.0 billion multi-year revolving credit facility which was due to expire in April 2026. In March 2025, the Company entered into an amended and restated revolving credit facility which extended the maturity from April 2026 to March 2030. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either September 30, 2025 or December 31, 2024.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. and Euro commercial paper programs as of September 30, 2025 or December 31, 2024.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of September 30, 2025 and December 31, 2024, the Company had $4.8 million and $3.6 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of September 30, 2025 and December 31, 2024.

	Maturity	September 30	December 31
(millions)	by Year	2025	2024

Long-term debt
Public notes (2025 principal amount)
Ten year 2015 senior notes (€575 million)	2025	$-	$607.8
Ten year 2016 senior notes ($750 million)	2026	743.8	735.2
Ten year 2017 senior notes ($500 million)	2027	477.9	456.5
Six year 2021 senior notes ($500 million)	2027	498.9	498.2
Five year 2022 senior notes ($500 million)	2028	496.7	495.6
Three year 2025 senior notes ($500 million)	2028	496.3	-
Ten year 2020 senior notes ($698 million)	2030	670.2	657.2
Ten year 2020 senior notes ($600 million)	2031	570.3	559.3
Eleven year 2021 senior notes ($650 million)	2032	646.2	645.8
Ten year 2025 senior notes ($500 million)	2035	495.0	-
Thirty year 2011 senior notes ($389 million)	2041	385.1	385.0
Thirty year 2016 senior notes ($200 million)	2046	197.6	197.5
Thirty year 2017 senior notes ($484 million)	2047	429.3	428.2
Thirty year 2020 senior notes ($500 million)	2050	491.7	491.4
Thirty year 2021 senior notes ($850 million)	2051	840.0	839.7
Thirty-four year 2021 senior notes ($685 million)	2055	542.9	541.2
Finance lease obligations and other		82.2	22.7
Total debt		8,064.1	7,561.3
Long-term debt, current maturities		(11.4)	(612.1)
Total long-term debt		$8,052.7	$6,949.2

Public Notes and Other

In June 2025, the Company issued $500 million aggregate principal three-year fixed rate notes with a coupon rate of 4.30%, and an effective interest rate of 4.36%. In August 2025, the Company issued $500 million aggregate principal ten-year fixed rate notes with a coupon rate of 5.00% and an effective interest rate of 5.05%. The proceeds will be used for general corporate purposes, which may include partial funding of the Ovivo Electronics acquisition.

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

In June 2025, one of the Company’s Chinese subsidiaries entered into a construction loan facility that provides up to 1.1 billion in Chinese Yuan (“CNY”) ($157 million) of proceeds to fund capital expenditures. This loan facility has a tenor of 13 years and is secured by certain assets of its Chinese subsidiaries. Any borrowings under this facility are included in Finance lease obligations and other in the table above.

Covenants

The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of September 30, 2025.

Net Interest Expense

Interest expense and interest income recognized during the third quarter and first nine months of 2025 and 2024 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2025	2024	2025	2024
Interest expense	$74.6	$86.4	$223.3	$261.1
Interest income	(19.3)	(16.0)	(46.5)	(40.3)
Interest expense, net	$55.3	$70.4	$176.8	$220.8

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

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the nine months ended September 30, 2025 were as follows:

		Global	Global
	Global	Institutional	Pest	Global
(millions)	Water	& Specialty	Elimination	Life Sciences	Total
December 31, 2024	$4,304.9	$613.2	$169.4	$2,819.8	$7,907.3
Segment changes (a)	-	411.1	-	(411.1)	-
December 31, 2024 recast	4,304.9	1,024.3	169.4	2,408.7	7,907.3
Prior year business combinations (b)	5.6	-	0.1	-	5.7
Effect of foreign currency translation	88.6	18.9	2.7	89.8	200.0
September 30, 2025	$4,399.1	$1,043.2	$172.2	$2,498.5	$8,113.0

(a)	Relates to reclassifications made to reportable segments in the current year. Effective January 1, 2025, the Company’s former Global Industrial reportable segment was renamed Global Water and includes the Light & Heavy (previously named Water), Food & Beverage, and Paper operating segments. The Global Institutional & Specialty reportable segment continues to include the Institutional and Specialty operating segments. The Company’s former healthcare operating segment moved into the Institutional operating segment. Global Life Sciences was elevated to a standalone reportable segment. The Global Pest Elimination segment remains a standalone reportable segment. After these changes, the Company has seven operating segments.

(b)	Represents measurement period adjustments to purchase price allocations for acquisitions deemed preliminary as of the end of the prior year.

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

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technologies primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the third quarter of 2025 and 2024 was $76.6 million and $73.3 million, respectively, and during the first nine months of 2025 and 2024 was $226.5 million and $226.2 million, respectively. Amortization expense related to intangible assets for the remaining three-month period of 2025 is expected to be approximately $75.5 million.

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, contingent consideration obligations, commercial paper, notes payable, foreign currency forward contracts, foreign currency option contracts, interest rate swap agreements, cross-currency swap derivative contracts and long-term debt.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	September 30, 2025
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$12.8	$-	$12.8	$-
Cross-currency swap derivative contracts	6.6	-	6.6	-
Foreign currency option contracts	1.2	-	1.2	-

Liabilities
Foreign currency forward contracts	18.3	-	18.3	-
Interest rate swap agreements	85.4	-	85.4	-
Cross-currency swap derivative contracts	184.0	-	184.0	-

	December 31, 2024
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$38.4	$-	$38.4	$-
Cross-currency swap derivative contracts	119.0	-	119.0	-

Liabilities
Foreign currency forward contracts	28.0	-	28.0	-
Interest rate swap agreements	138.5	-	138.5	-
Cross-currency swap derivative contracts	56.4	-	56.4	-

The carrying values of foreign currency forward and option contracts are at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and classified within Level 2. The carrying value of interest rate swap agreements is at fair value, which is determined based on current forward interest rates as of the balance sheet date and are classified within Level 2. The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Euro, the U.S. dollar and CNH (CNH is the Chinese Yuan traded in the offshore market) and the U.S. dollar and the Canadian dollar (CAD). The carrying value of the cross-currency swap derivative contracts is at fair value, which is determined based on the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs as of the balance sheet date and are classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives is within Note 8.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$8,064.1	$7,356.7	$7,561.3	$6,662.1

8. DERIVATIVES AND HEDGING TRANSACTIONS

The Company uses foreign currency forward contracts, foreign currency option contracts, interest rate swap agreements, cross-currency swap derivative contracts and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in foreign operations. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities in the Consolidated Balance Sheets at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

The Company is exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward contracts, foreign currency option contracts, interest rate swap agreements, and cross-currency swap contracts. The Company monitors its exposure to credit risk by using credit approvals and credit limits and by selecting major global banks and financial institutions as counterparties. The Company does not anticipate nonperformance by any of these counterparties, and therefore, recording a valuation allowance against the Company’s derivative balance is not considered necessary.

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	September 30	December 31	September 30	December 31
(millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments
Foreign currency forward contracts	$3.1	$11.4	$9.7	$3.2
Interest rate swap agreements	-	-	85.4	138.5
Cross-currency swap derivative contracts	3.7	82.1	181.1	19.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	9.7	27.0	8.6	24.8
Cross-currency swap derivative contracts	2.9	36.9	2.9	36.9
Foreign currency option contracts	1.2	-	-	-
Gross value of derivatives	20.6	157.4	287.7	222.9

Gross amounts offset in the Consolidated Balance Sheets	(16.2)	(98.9)	(16.2)	(98.9)
Net value of derivatives	$4.4	$58.5	$271.5	$124.0

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	September 30	December 31
(millions)	2025	2024

Foreign currency forward contracts	$2,143	$3,175
Interest rate swap agreements	1,500	1,500
Cross-currency swap derivative contracts	4,234	2,745
Foreign currency option contracts	1,580	-

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

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
Line item in which the hedged item is included	September 30	December 31	September 30	December 31
(millions)	2025	2024	2025	2024
Long-term debt	$1,414.9	$1,361.1	($87.5)	($141.3)

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

Cross-currency swap derivative contracts

During the nine months ended September 30, 2025, the Company entered into Euro cross-currency swap derivative contracts with an aggregate notional amount of €400 million, and Chinese Yuan cross-currency swap derivative contracts with an aggregate notional amount of CNH 1,080 million. In aggregate, the Company maintains Euro (“€”), Chinese Yuan (“CNH”), and Canadian dollar (“CAD”) cross-currency swap derivative contracts that are designated as net investment hedges of the Company’s related foreign currency denominated exposures from the Company’s investments in certain subsidiaries denominated in such functional currencies. As of September 30, 2025, the Company had €2,275 million ($2,669 million), CNH 4,699 million ($660 million), and CAD 280 million ($201 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations.

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

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2025	2024	2025	2024
Revaluation (loss) gain, net of tax:
Euronotes	$0.6	($8.9)	($33.5)	($8.4)
Cross-currency swap derivative contracts	26.4	(32.2)	(180.0)	(20.5)
Total revaluation (loss) gain, net of tax	$27.0	($41.1)	($213.5)	($28.9)

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

In September 2025, the Company entered into foreign currency option contracts with an aggregate notional amount of CAD 2.2 billion ($1.6 billion) to mitigate the currency exchange risk associated with the planned acquisition of Ovivo Electronics. These foreign exchange contracts will be accounted for as separate transactions from the acquisition and are not designated as hedging instruments. Therefore, changes in the value of these derivatives are recognized immediately in earnings.

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”), interest expense, net (“interest”), and special (gains) and charges (“Special”) are summarized below. There were no gains (losses) on derivative instruments recognized in special (gains) and charges in 2024.

	Third Quarter Ended
	September 30
	2025				2024
(millions)	COS	SG&A	Special	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$0.3	($0.3)	$-	$-	$2.5	$1.7	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	-	-
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	-	(0.4)	-	-	(0.5)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	(0.8)	-	-	-	1.7	-
Foreign currency option contracts
Amount of gain (loss) recognized in income	-	-	(1.6)	-	-	-	-
Total gain (loss) of all derivative instruments	$0.3	($1.1)	($1.6)	($0.4)	$2.5	$3.4	($0.5)

	Nine Months Ended
	September 30
	2025				2024
(millions)	COS	SG&A	Special	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$5.0	$1.1	$-	$-	$3.7	$3.7	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	-	-
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	-	(1.3)	-	-	(1.4)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	(2.2)	-	-	$-	(3.3)	$-
Foreign currency option contracts
Amount of gain (loss) recognized in income	-	-	(1.6)	-	-	-	-
Total gain (loss) of all derivative instruments	$5.0	($1.1)	($1.6)	($1.3)	$3.7	$0.4	($1.4)

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2025	2024	2025	2024
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative and hedging instruments
Amount recognized in AOCI	($2.9)	($6.7)	($9.3)	$4.7
(Gain) loss reclassified from AOCI into income
COS	(0.3)	(2.5)	(5.0)	(3.7)
SG&A	0.3	(1.7)	(1.1)	(3.7)
Interest (income) expense, net	0.4	0.5	1.3	1.4
	0.4	(3.7)	(4.8)	(6.0)
Other activity	(0.3)	(0.1)	(0.2)	(0.1)
Tax impact	0.8	2.3	2.6	0.5
Net of tax	($2.0)	($8.2)	($11.7)	($0.9)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Settlement charge	$-	$-	$-	$0.4
Amortization of losses and prior period service credits, net	2.5	1.7	6.7	5.7
	2.5	1.7	6.7	6.1
Other activity	(1.8)	(3.1)	(14.5)	(3.3)
Tax impact	(0.9)	-	(1.5)	(2.0)
Net of tax	($0.2)	($1.4)	($9.3)	$0.8

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	$0.3	($2.8)	($3.6)	($4.5)

Pension and postretirement benefits amortization of losses and prior period service credits, net and settlement charges, reclassified from AOCI into income, net of tax	(0.2)	(1.4)	(9.3)	0.8

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In November 2022, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of September 30, 2025, 7,411,629 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first nine months of 2025, the Company reacquired 1,455,447 shares of its common stock, of which 1,369,956 related to share repurchases through open market and 85,491 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2025	2024	2025	2024

Net income attributable to Ecolab	$585.0	$736.5	$1,511.7	$1,639.5

Weighted-average common shares outstanding
Basic	283.5	283.6	283.5	284.6
Effect of dilutive stock options and units	1.9	2.4	1.8	2.2
Diluted	285.4	286.0	285.3	286.8

Earnings attributable to Ecolab per common share
Basic EPS	$2.06	$2.60	$5.33	$5.76
Diluted EPS	$2.05	$2.58	$5.30	$5.72

Anti-dilutive securities excluded from the computation of diluted EPS	0.6	-	0.6	-

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 17.8% and 25.0% for the third quarter of 2025 and 2024, respectively, and 19.2% and 18.9% for the first nine months of 2025 and 2024, respectively. The change in the Company’s tax rate for the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax benefits related to discrete tax items of $16.3 million and $21.8 million in the third quarter and first nine months of 2025, respectively. This included a tax benefit of $2.7 million and $12.6 million in the third quarter and first nine months of 2025, respectively, associated with share-based compensation excess tax benefits. The remaining net tax benefit of $13.6 million and of $9.2 million in the third quarter and first nine months of 2025, respectively, was from the filing of tax returns, audit settlements, unrecognized tax benefits, and other changes in estimates.

The Company recognized net tax expense related to discrete tax items of $15.8 million and a net tax benefit of $42.7 million in the third quarter and first nine months of 2024, respectively. This included a tax benefit of $41.9 million in the first nine months of 2024 associated with transferring certain intangible property between affiliates and $3.3 million and $15.6 million in the third quarter and first nine months of 2024, respectively, associated with share-based compensation excess tax benefits. The remaining net tax expense of $19.1 million and $14.8 million in the third quarter and first nine months of 2024, respectively, was from other income tax adjustments including the impact of provision to return adjustments, changes in tax laws, audit settlements, unrecognized tax benefits and other changes in estimates.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. An estimate of the financial impact has been included in operating results as of September 30, 2025. The OBBBA did not have a material impact on the Company’s income tax expense.

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

The components of net periodic pension and postretirement health care benefit expense for the third quarter ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2025	2024	2025	2024	2025	2024
Service cost	$11.7	$11.6	$5.0	$4.7	$0.1	$0.1
Interest cost on benefit obligation	23.0	21.8	11.6	12.5	1.3	1.3
Expected return on plan assets	(37.6)	(37.7)	(13.6)	(12.5)	-	-
Recognition of net actuarial loss (gain)	2.2	1.5	2.4	2.4	(0.9)	(0.8)
Amortization of prior service benefit	(1.1)	(1.1)	(0.1)	(0.3)	-	-
Total expense (benefit)	($1.8)	($3.9)	$5.3	$6.8	$0.5	$0.6

The components of net periodic pension and postretirement health care benefit expense for the nine months ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2025	2024	2025	2024	2025	2024
Service cost	$35.1	$34.8	$14.4	$14.5	$0.3	$0.3
Interest cost on benefit obligation	68.8	65.4	33.6	37.1	3.9	3.9
Expected return on plan assets	(112.8)	(113.1)	(39.0)	(37.5)	-	-
Recognition of net actuarial loss (gain)	6.4	4.5	6.6	7.4	(2.7)	(2.4)
Amortization of prior service benefit	(3.3)	(3.3)	(0.3)	(0.5)	-	-
Curtailments and settlements	-	0.4	-	-	-	-
Total expense (benefit)	($5.8)	($11.3)	$15.3	$21.0	$1.5	$1.8

Service cost is included as employee compensation cost in either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of September 30, 2025, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first nine months of 2025, the Company made contributions of $5 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $4 million to such plans during the remainder of 2025. In September 2025, the Company made a $25 million voluntary contribution to its non-contributory qualified U.S. pension plan.

During the first nine months of 2025, the Company made contributions of $29 million to its international pension plans and estimates it will contribute an additional $12 million to such plans during the remainder of 2025.

During the first nine months of 2025, the Company made contributions of $7 million to its U.S. postretirement health care plans and estimates it will contribute an additional $3 million to such plans during the remainder of 2025.

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

The Company’s operating lease revenue, including an immaterial amount of variable lease revenue, was as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2025	2024	2025	2024
Operating lease revenue	$141.9	$133.5	$416.1	$398.3

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue.

Net sales at public exchange rates by reportable segment are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2025	2024	2025	2024
Global Water
Product and sold equipment	$1,791.5	$1,722.0	$5,115.8	$5,036.4
Service and lease equipment	263.1	244.4	742.5	705.0
Global Institutional & Specialty
Product and sold equipment	1,296.4	1,274.1	3,693.4	3,792.5
Service and lease equipment	297.5	282.6	863.1	822.2
Global Pest Elimination
Product and sold equipment	-	-	-	-
Service and lease equipment	331.8	307.2	929.8	869.0
Global Life Sciences
Product and sold equipment	174.7	159.9	512.1	486.7
Service and lease equipment	10.0	8.3	28.5	24.4
Total
Total product and sold equipment	$3,262.6	$3,156.0	$9,321.3	$9,315.6
Total service and lease equipment	$902.4	$842.5	$2,563.9	$2,420.6

Net sales at public exchange rates by geographic region for the third quarter ended September 30 are as follows:

	Global		Global Institutional		Global Pest		Global
	Water		& Specialty		Elimination		Life Sciences
	2025	2024	2025	2024	2025	2024	2025	2024

United States	$884.3	$835.6	$1,042.8	$1,013.1	$231.8	$217.2	$52.3	$47.3
Europe	435.0	416.1	271.5	267.0	54.4	47.0	95.1	84.1
Asia Pacific	236.7	234.4	83.7	79.3	8.9	8.0	12.5	9.5
Latin America	210.1	201.9	50.4	52.6	15.6	14.8	4.3	5.5
India, Middle East and Africa	124.4	121.8	25.7	28.5	1.8	1.8	6.8	6.5
Greater China	105.4	100.5	50.8	46.4	15.7	15.3	12.4	14.5
Canada	58.7	56.1	69.0	69.8	3.6	3.1	1.3	0.8
Total	$2,054.6	$1,966.4	$1,593.9	$1,556.7	$331.8	$307.2	$184.7	$168.2

Net sales at public exchange rates by geographic region for the nine months ended September 30 are as follows:

	Global		Global Institutional		Global Pest		Global
	Water		& Specialty		Elimination		Life Sciences
(millions)	2025	2024	2025	2024	2025	2024	2025	2024

United States	$2,552.8	$2,449.9	$3,005.8	$3,034.3	$649.9	$605.7	$156.4	$141.3
Europe	1,202.5	1,175.1	756.2	778.4	149.9	136.6	272.4	277.2
Asia Pacific	688.9	695.6	238.0	238.9	25.6	23.6	34.4	26.1
Latin America	584.8	602.9	150.6	159.0	44.3	44.3	13.7	14.8
India, Middle East and Africa	350.8	350.0	70.5	75.4	5.2	5.2	23.0	11.8
Greater China	307.6	301.4	147.9	136.2	45.5	44.9	37.6	37.8
Canada	170.9	166.5	187.5	192.5	9.4	8.7	3.1	2.1
Total	$5,858.3	$5,741.4	$4,556.5	$4,614.7	$929.8	$869.0	$540.6	$511.1

Net sales by geographic region were determined based on sales destination. The United States made up 54% and 53% of total revenues during the nine months ended September 30, 2025 and 2024, respectively.

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

The Company’s allowance for expected return of products shipped and credits related to pricing or quantities shipped was $52.1 million and $52.5 million as of September 30, 2025 and December 31, 2024, respectively. Returns and credit activity are recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

	Nine Months Ended
	September 30
(millions)	2025	2024

Beginning balance	$70.0	$77.3
Bad debt expense	39.4	33.2
Write-offs	(34.1)	(34.4)
Other (a)	2.8	(0.1)
Ending balance	$78.1	$76.0

(a)	Other amounts are primarily the effects of changes in currency translations.

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

The following table summarizes the contract liability activity:

	Nine Months Ended
	September 30
(millions)	2025	2024

Contract liability as of beginning of the year	$102.0	$110.9

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(102.0)	(110.9)

Increases due to billings excluding amounts recognized as revenue during the period ended	116.0	103.9

Contract liability as of end of period	$116.0	$103.9

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

Financial information for the quarter ended September 30 for each of the Company’s reportable segments were as follows:

	September 30, 2025

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$1,953.5	$1,163.6	$453.9	$-	$336.0
Global Institutional & Specialty	1,544.8	765.8	414.0	-	365.0
Global Pest Elimination	322.6	179.0	76.2	-	67.4
Global Life Sciences	171.0	93.6	49.3	-	28.1
Corporate	-	0.2	49.2	24.3	(73.7)
Subtotal at fixed currency rates	$3,991.9	$2,202.2	$1,042.6	$24.3	$722.8
Effect of foreign currency translation	173.1				37.4
Consolidated reported GAAP	$4,165.0				$760.2

	September 30, 2024

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$1,897.6	$1,137.3	$435.5	$-	$324.8
Global Institutional & Specialty	1,525.7	798.4	399.7	-	327.6
Global Pest Elimination	301.7	168.0	73.2	-	60.5
Global Life Sciences	161.7	92.5	45.3	-	23.9
Corporate	-	0.9	49.3	(332.6)	282.4
Subtotal at fixed currency rates	$3,886.7	$2,197.1	$1,003.0	($332.6)	$1,019.2
Effect of foreign currency translation	111.8				25.6
Consolidated reported GAAP	$3,998.5				$1,044.8

Financial information for the nine months ended September 30 for each of the Company’s reportable segments were as follows:

	September 30, 2025

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$5,662.5	$3,380.7	$1,379.5	$-	$902.3
Global Institutional & Specialty	4,463.0	2,212.8	1,227.2	-	1,023.0
Global Pest Elimination	912.0	516.8	220.5	-	174.7
Global Life Sciences	514.7	276.8	149.8	-	88.1
Corporate	-	7.6	145.9	77.7	(231.2)
Subtotal at fixed currency rates	$11,552.2	$6,394.7	$3,122.9	$77.7	$1,956.9
Effect of foreign currency translation	333.0				68.7
Consolidated reported GAAP	$11,885.2				$2,025.6

	September 30, 2024

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$5,515.8	$3,297.6	$1,361.2	$-	$857.0
Global Institutional & Specialty	4,520.7	2,372.5	1,233.7	-	914.5
Global Pest Elimination	852.2	475.8	209.4	-	167.0
Global Life Sciences	490.8	275.6	155.0	-	60.2
Corporate	-	3.2	147.2	(292.1)	141.7
Subtotal at fixed currency rates	$11,379.5	$6,424.7	$3,106.5	($292.1)	$2,140.4
Effect of foreign currency translation	356.7				79.2
Consolidated reported GAAP	$11,736.2				$2,219.6

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

Vehicle Accident Litigation

In June 2024, an Ecolab employee was driving a company vehicle when it collided with another vehicle, resulting in fatalities and serious injuries. The Company was named in a lawsuit arising out of the collision in which the plaintiffs seek monetary damages. In August 2025, the Company reached a settlement in principle with the plaintiffs. The loss is expected to be covered by insurance subject to its deductible.

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 25 locations, the majority of which are in the U.S., and environmental liabilities have been accrued reflecting management’s best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities.

17. NEW ACCOUNTING PRONOUNCEMENTS

Standards That Were Adopted:
Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2023-07 - Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures	November 2023

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

ASU 2025-06 (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software	September 2025	The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach.	Effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within annual reporting periods. Early adoption is permitted.	The update provides for adoption on a prospective basis, with retrospective or modified retrospective adoption permitted. The Company is currently evaluating the impact of adoption.

No other new accounting pronouncements issued or effective have had or are expected to have a material impact on the Company’s consolidated financial statements.

With respect to the unaudited financial information of the Company for the third quarter and nine-month periods ended September 30, 2025 and 2024 included in Part 1 of this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated October 30, 2025 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of September 30, 2025, and the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2025 and 2024 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

October 30, 2025

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

OVERVIEW OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2025

Sales Performance

When comparing third quarter 2025 against third quarter 2024, sales performance was as follows:

●	Reported net sales increased 4% to $4,165.0 million and organic sales increased 3%.
●	Organic sales for our Global Water segment increased 2% to $1,929.4 million driven by sales growth in Food & Beverage and Light & Heavy.
●	Organic sales for our Global Institutional & Specialty segment increased 4% to $1,544.4 million driven by growth in both Institutional and Specialty.
●	Organic sales for Global Pest Elimination increased 6% to $321.3 million.
●	Organic sales for our Global Life Sciences segment increased 6% to $171.0 million.

Financial Performance

When comparing third quarter 2025 against third quarter 2024, our financial performance was as follows:

●	Reported operating income decreased 27% to $760.2 million, including an unfavorable impact from the prior year gain on the sale of our global surgical solutions business. Organic operating income increased 10%.
●	Net income attributable to Ecolab decreased 21% to $585.0 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2025 and 2024 reported results, our adjusted net income attributable to Ecolab increased 13%.
●	Reported diluted EPS decreased 21% to $2.05. Excluding the impact of special (gains) and charges and discrete tax items from both 2025 and 2024 reported results, adjusted diluted EPS increased 13% to $2.07 in the third quarter of 2025.
●	Our reported tax rate was 17.8% during the third quarter of 2025, compared to 25.0% during the third quarter of 2024. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2025 and 2024 results, our adjusted tax rate was 20.0% during the third quarter of 2025, compared to 19.7% during the third quarter of 2024.

RESULTS OF OPERATIONS

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2025	2024	Change	2025	2024	Change
Product and equipment sales	$3,262.6	$3,156.0		$9,321.3	$9,315.6
Service and lease sales	902.4	842.5		2,563.9	2,420.6
Reported GAAP net sales	4,165.0	3,998.5	4%	11,885.2	11,736.2	1%
Effect of foreign currency translation	(173.1)	(111.8)		(333.0)	(356.7)
Non-GAAP fixed currency sales	3,991.9	3,886.7	3%	11,552.2	11,379.5	2%
Effect of acquisitions and divestitures	(25.8)	(42.5)		(77.7)	(242.1)
Non-GAAP organic sales	$3,966.1	$3,844.2	3%	$11,474.5	$11,137.4	3%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2025 sales change are shown below:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
(percent)	2025	2025
Volume	1%	1%
Pricing	3	2
Organic sales change	3	3
Acquisitions and divestitures	-	(1)
Fixed currency sales change	3	2
Foreign currency translation	2	-
Reported GAAP net sales change	4%	1%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Third Quarter Ended				Nine Months Ended
	September 30				September 30
	2025		2024		2025		2024
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,789.1		$1,771.2		$5,122.9		$5,221.0
Service and lease cost of sales	510.3		490.3		1,459.5		1,409.6
Reported GAAP COS and gross margin	2,299.4	44.8%	2,261.5	43.4%	6,582.4	44.6%	6,630.6	43.5%
Special (gains) and charges	0.3		0.9		7.6		3.2
Non-GAAP adjusted COS and gross margin	$2,299.1	44.8%	$2,260.6	43.5%	$6,574.8	44.7%	$6,627.4	43.5%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 44.8% and 43.4% for the third quarter of 2025 and 2024, respectively. Our reported gross margin was 44.6% and 43.5% for the first nine months of 2025 and 2024, respectively. Special (gains) and charges included in items impacting cost of sales are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges within COS, third quarter 2025 and 2024 adjusted gross margin was 44.8% and 43.5%, respectively, and for the first nine months of 2025 and 2024 was 44.7% and 43.5%, respectively. Our adjusted gross margin increased when comparing the third quarter of 2025 against the third quarter of 2024 reflecting strong value pricing.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 25.9% and 26.9% for the third quarter and first nine months of 2025, respectively, compared to 25.6% and 27.1% for the third quarter and first nine months of 2024, respectively. The SG&A ratio to sales in the third quarter of 2025 was impacted by growth-oriented investments in the business, including recent acquisitions. The SG&A ratio to sales decreased in the first nine months of 2025 as productivity more than offset growth-oriented investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2025	2024	2025	2024
Cost of sales
One Ecolab	$0.3	$-	$7.6	$-
Other restructuring	-	0.9	-	3.2
Cost of sales subtotal	0.3	0.9	7.6	3.2

Special (gains) and charges
One Ecolab	17.4	24.4	83.3	38.9
Other restructuring	-	0.4	(12.0)	20.1
Sale of global surgical solutions business	-	(364.0)	2.4	(350.7)
Acquisition and integration activities	11.0	3.5	19.8	8.3
Other	(2.2)	3.1	(13.2)	(8.8)
Special (gains) and charges subtotal	26.2	(332.6)	80.3	(292.2)

Total special (gains) and charges	$26.5	($331.7)	$87.9	($289.0)

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting. Per share amounts do not necessarily sum due to rounding.

One Ecolab

On July 30, 2024, we announced the One Ecolab initiative, which will enhance our growth and margin expansion journey. As a program within this initiative, we also announced that we commenced a restructuring plan to leverage our digital technologies to realign the functional work done in many countries into global centers of excellence. In September 2025, we expanded the One Ecolab initiative and anticipate restructuring costs of $240 million ($187 million after tax) or $0.66 per diluted share and special charges of $60 million ($47 million after tax) or $0.16 per diluted share by the end of 2027. We anticipate that the restructuring costs will primarily be cash expenditures for severance costs relating to team reorganization. We also expanded the estimated annualized cost savings to $225 million in continuing operations by 2027. One Ecolab has delivered $79 million of cumulative cost savings.

We recorded restructuring charges of $9.5 million ($7.3 million after tax), or $0.03 per diluted share and $17.4 million ($13.3 million after tax), or $0.05 per diluted share during the third quarter of 2025 and 2024, respectively, and $66.3 million ($51.0 million after tax), or $0.18 per diluted share and $22.7 million ($17.3 million after tax), or $0.06 per diluted share during the first nine months of 2025 and 2024, respectively, primarily related to severance and professional services. In addition, we recorded non-restructuring special charges of $8.2 million ($6.2 million after tax), or $0.02 per diluted share and $7.0 million ($5.2 million after tax), or $0.02 per diluted share during the third quarter of 2025 and 2024, respectively, and $24.6 million ($18.6 million after tax), or $0.06 and $16.2 million ($12.2 million after tax), or $0.04 per diluted share during the first nine months of 2025 and 2024, respectively, primarily related to professional services. We have recorded $148.1 million ($114.0 million after tax), or $0.40 per diluted share of cumulative restructuring charges and $48.3 million ($36.5 million after tax), or $0.13 per diluted share of cumulative special charges under the One Ecolab initiative.

The restructuring liability related to the One Ecolab initiative was $64.8 million and $54.9 million as of September 30, 2025 and December 31, 2025, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

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

The net liability related to the Combined Program was $3.2 million and $12.8 million as of September 30, 2025 and December 31, 2024, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Other Restructuring Activities

The restructuring liability balance for all other restructuring plans excluding the Combined Program and One Ecolab was $5.6 million and $6.5 million as of September 30, 2025 and December 31, 2024, respectively.

Sale of global surgical solutions business

On April 27, 2024, we reached a definitive agreement to sell our global surgical solutions business for total consideration of $950 million, subject to certain working capital and other purchase price adjustments. On August 1, 2024, we closed the sale and received $926 million in cash, after deducting for defined working capital and other purchase price adjustments. For the quarter ended September 30, 2024, we recorded an associated pre-tax gain within Special (Gains) and Charges in the Consolidated Statements of Income of $365.3 million ($264.2 million after tax) or ($0.92) per diluted share, which includes $56.4 million of transaction costs and other adjustments. Excluding the gain on sale, we recorded charges of $3.3 million ($2.5 million after tax) or $0.01 per diluted share and $14.6 million ($11.3 million after tax) or $0.04 per diluted share in the third quarter and first nine months of 2024, respectively, which are primarily related to professional fees to support the sale.

We recorded charges of $2.4 million ($1.8 million after tax) or $0.01 per diluted share in the first nine months of 2025, which are primarily related to professional fees to support the sale.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $11.0 million ($10.2 million after tax) or $0.04 per diluted share and $3.5 million ($2.7 million after tax) or $0.01 per diluted share in the third quarter of 2025 and 2024, respectively, and $19.8 million ($16.9 million after tax) or $0.06 per diluted share and $8.3 million ($6.3 million after tax) or $0.02 per diluted share in the first nine months of 2025 and 2024, respectively, primarily related to the pending acquisition of Ovivo’s electronics business and the Purolite transaction.

Other operating activities

Other special gains recorded in special (gains) and charges on the Consolidated Statements of Income in the third quarter of 2025 and 2024 were ($2.2 million) ($1.7 million gain after tax) or ($0.01) per diluted share and charges of $3.1 million ($2.3 million after tax) or less than $0.01 per diluted share, respectively. Other special gains recorded in special (gains) and charges on the Consolidated Statements of Income in the first nine months of 2025 and 2024 were ($13.2 million) ($11.4 million gain after tax) or ($0.04) per diluted share and ($8.8 million) ($6.9 million gain after tax) or ($0.02) per diluted share, respectively, primarily related to the sale of an equity method investment.

Operating Income and Operating Income Margin

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2025	2024		2025	2024
Reported GAAP operating income	$760.2	$1,044.8	(27)%	$2,025.6	$2,219.6	(9)%
Special (gains) and charges	26.5	(331.7)		87.9	(289.0)
Non-GAAP adjusted operating income	786.7	713.1	10%	2,113.5	1,930.6	9%
Effect of foreign currency translation	(39.3)	(25.6)		(71.3)	(79.1)
Non-GAAP adjusted fixed currency operating income	747.4	687.5	9%	2,042.2	1,851.5	10%
Effect of acquisitions and divestitures	(4.9)	(10.7)		(9.1)	(52.5)
Non-GAAP organic operating income	$742.5	$676.8	10%	$2,033.1	$1,799.0	13%

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(percent)	2025	2024		2025	2024
Reported GAAP operating income margin	18.3%	26.1%		17.0%	18.9%
Non-GAAP adjusted operating income margin	18.9%	17.8%		17.8%	16.4%
Non-GAAP adjusted fixed currency operating income margin	18.7%	17.7%		17.7%	16.3%
Non-GAAP organic operating income margin	18.7%	17.6%		17.7%	16.2%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income decreased 27% in the third quarter of 2025 and decreased 9% in first nine months of 2025 versus the comparable periods of 2024. Our reported operating income for 2025 and 2024 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2025 and 2024 reported results, our adjusted operating income increased 10% and 9% in the third quarter and first nine months of 2025, respectively.

As shown in the previous table, foreign currency had a 1 percentage point positive impact and 1 percentage point negative impact on adjusted operating income growth for the third quarter and first nine months of 2025, respectively. Foreign currency had a 2 and 1 percentage point negative impact on adjusted operating income growth for the third quarter and first nine months of 2024, respectively.

Other (Income) Expense

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2025	2024	Change	2025	2024	Change
Reported GAAP other (income) expense	($12.8)	($12.9)	(1)%	($38.8)	($38.1)	2%

Reported other (income) expense decreased to ($12.8) million from ($12.9) million in the third quarter of 2025 compared to the third quarter of 2024, respectively, and increased to ($38.8) million from ($38.1) million in the first nine months of 2025 compared to the first nine months of 2024, respectively.

Interest Expense, Net

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2025	2024	Change	2025	2024	Change
Reported GAAP interest expense, net	$55.3	$70.4	(21)%	$176.8	$220.8	(20)%

Reported net interest expense was $55.3 million and $70.4 million in the third quarter of 2025 and 2024, respectively, and $176.8 million and $220.8 million in the first nine months of 2025 and 2024. The decrease in net interest expense reflects the impact from lower interest rates and a higher cash balance.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2025	2024	2025	2024
Reported GAAP tax rate	17.8%	25.0%	19.2%	18.9%
Tax rate impact of:
Special (gains) and charges	-	(2.9)	0.2	(1.6)
Discrete tax items	2.2	(2.4)	1.1	2.4
Non-GAAP adjusted tax rate	20.0%	19.7%	20.5%	19.7%

Our reported tax rate was 17.8% and 25.0% for the third quarter of 2025 and 2024, respectively, and 19.2% and 18.9% for the first nine months of 2025 and 2024, respectively. The change in our tax rate for the third quarter and first nine months versus the comparable periods of 2024 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax benefits related to discrete tax items of $16.3 million and $21.8 million in the third quarter and first nine months of 2025, respectively. This included a tax benefit of $2.7 million and $12.6 million in the third quarter and first nine months of 2025, respectively, associated with share-based compensation excess tax benefits. The remaining net tax benefit of $13.6 million and $9.2 million in the third quarter and first nine months of 2025, respectively, was from the filing of tax returns, audit settlements, unrecognized tax benefits, and other changes in estimates.

We recognized net tax expense related to discrete tax items of $15.8 million and net tax benefit of $42.7 million in the third quarter and first nine months of 2024, respectively. This included a tax benefit of $41.9 million in the first nine months of 2024, associated with transferring certain intangible property between affiliates and $3.3 million and $15.6 million in the third quarter and first nine months of 2024, respectively, associated with share-based compensation excess tax benefits. The remaining net tax expense of $19.1 million and $14.8 million in the third quarter and first nine months of 2024, respectively, was from other income tax adjustments including the impact of provision to return adjustments, changes in tax laws, audit settlements, unrecognized tax benefits and other changes in estimates.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. An estimate of the financial impact has been included in operating results as of September 30, 2025. The OBBBA did not have a material impact to our income tax expense.

The Organization for Economic Co-operation’s (“OECD”) global minimum tax regime (“Pillar Two”) is effective in certain countries where we operate. As such, an estimate of Pillar Two tax has been considered within the provision for income taxes. We continue to monitor these legislative developments, but based on information available we do not anticipate material impacts to the 2025 financial statements.

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2025	2024	Change	2025	2024	Change
Reported GAAP net income attributable to Ecolab	$585.0	$736.5	(21)%	$1,511.7	$1,639.5	(8)%
Adjustments:
Special (gains) and charges, after tax	22.0	(230.3)		67.7	(206.3)
Discrete tax net expense	(16.3)	15.8		(21.8)	(42.7)
Non-GAAP adjusted net income attributable to Ecolab	$590.7	$522.0	13%	$1,557.6	$1,390.5	12%

Diluted EPS

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(dollars)	2025	2024	Change	2025	2024	Change
Reported GAAP diluted EPS	$2.05	$2.58	(21)%	$5.30	$5.72	(7)%
Adjustments:
Special (gains) and charges, after tax	0.08	(0.81)		0.24	(0.72)
Discrete tax net expense	(0.06)	0.06		(0.08)	(0.15)
Non-GAAP adjusted diluted EPS	$2.07	$1.83	13%	$5.46	$4.85	13%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had a favorable impact of approximately $0.04 and an unfavorable impact of approximately ($0.01) per share on diluted EPS for the third quarter and first nine months of 2025, respectively, when compared to the comparable period of 2024.

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

Fixed currency net sales and operating income for the third quarter and first nine months of 2025 for our reportable segments are shown in the following tables:

Net Sales	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2025	2024	Change	2025	2024	Change
Global Water	$1,953.5	$1,897.6	3%	$5,662.5	$5,515.8	3%
Global Institutional & Specialty	1,544.8	1,525.7	1	4,463.0	4,520.7	(1)
Global Pest Elimination	322.6	301.7	7	912.0	852.2	7
Global Life Sciences	171.0	161.7	6	514.7	490.8	5
Subtotal at fixed currency	3,991.9	3,886.7	3	11,552.2	11,379.5	2
Effect of foreign currency translation	173.1	111.8		333.0	356.7
Consolidated reported GAAP net sales	$4,165.0	$3,998.5	4%	$11,885.2	$11,736.2	1%

Operating Income	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2025	2024	Change	2025	2024	Change
Global Water	$336.0	$324.8	3%	$902.3	$857.0	5%
Global Institutional & Specialty	365.0	327.6	11	1,023.0	914.5	12
Global Pest Elimination	67.4	60.5	11	174.7	167.0	5
Global Life Sciences	28.1	23.9	18	88.1	60.2	46
Corporate	(73.7)	282.4		(231.2)	141.7
Subtotal at fixed currency	722.8	1,019.2	(29)	1,956.9	2,140.4	(9)
Effect of foreign currency translation	37.4	25.6		68.7	79.2
Consolidated reported GAAP operating income	$760.2	$1,044.8	(27)%	$2,025.6	$2,219.6	(9)%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	Third Quarter Ended
	September 30
Net Sales	2025			2024
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$1,953.5	($24.1)	$1,929.4	$1,897.6	($5.0)	$1,892.6
Global Institutional & Specialty	1,544.8	(0.4)	1,544.4	1,525.7	(37.5)	1,488.2
Global Pest Elimination	322.6	(1.3)	321.3	301.7	-	301.7
Global Life Sciences	171.0	-	171.0	161.7	-	161.7
Subtotal at fixed currency	3,991.9	(25.8)	3,966.1	3,886.7	(42.5)	3,844.2
Effect of foreign currency translation	173.1			111.8
Consolidated reported GAAP net sales	$4,165.0			$3,998.5

Operating Income	2025			2024
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$336.0	($4.8)	$331.2	$324.8	($0.3)	$324.5
Global Institutional & Specialty	365.0	0.1	365.1	327.6	(10.4)	317.2
Global Pest Elimination	67.4	(0.2)	67.2	60.5	-	60.5
Global Life Sciences	28.1	-	28.1	23.9	-	23.9
Corporate	(49.1)	-	(49.1)	(49.3)	-	(49.3)
Non-GAAP adjusted fixed currency operating income	747.4	(4.9)	742.5	687.5	(10.7)	676.8
Special (gains) and charges	24.6			(331.7)
Subtotal at fixed currency	722.8			1,019.2
Effect of foreign currency translation	37.4			25.6
Consolidated reported GAAP operating income	$760.2			$1,044.8

	Nine Months Ended
	September 30
Net Sales	2025			2024
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$5,662.5	($67.6)	$5,594.9	$5,515.8	($24.6)	$5,491.2
Global Institutional & Specialty	4,463.0	(1.2)	4,461.8	4,520.7	(217.5)	4,303.2
Global Pest Elimination	912.0	(8.9)	903.1	852.2	-	852.2
Global Life Sciences	514.7	-	514.7	490.8	-	490.8
Subtotal at fixed currency	11,552.2	(77.7)	11,474.5	11,379.5	(242.1)	11,137.4
Effect of foreign currency translation	333.0			356.7
Consolidated reported GAAP net sales	$11,885.2			$11,736.2

Operating Income	2025			2024
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$902.3	($8.8)	$893.5	$857.0	$0.4	$857.4
Global Institutional & Specialty	1,023.0	0.3	1,023.3	914.5	(52.9)	861.6
Global Pest Elimination	174.7	(0.6)	174.1	167.0	-	167.0
Global Life Sciences	88.1	-	88.1	60.2	-	60.2
Corporate	(145.9)	-	(145.9)	(147.2)	-	(147.2)
Non-GAAP adjusted fixed currency operating income	2,042.2	(9.1)	2,033.1	1,851.5	(52.5)	1,799.0
Special (gains) and charges	85.3			(288.9)
Subtotal at fixed currency	1,956.9			2,140.4
Effect of foreign currency translation	68.7			79.2
Consolidated reported GAAP operating income	$2,025.6			$2,219.6

Unless otherwise noted, the following segment performance commentary compares the third quarter and first nine months of 2025 against the third quarter and first nine months of 2024.

Global Water

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Sales at fixed currency (millions)	$1,953.5	$1,897.6	$5,662.5	$5,515.8
Sales at public currency (millions)	2,054.6	1,966.4	5,858.3	5,741.4

Organic sales change	2%		2%
Acquisitions and divestitures	1%		1%
Fixed currency sales change	3%		3%
Foreign currency translation	2%		(1)%
Public currency sales change	4%		2%

Operating income at fixed currency (millions)	$336.0	$324.8	$902.3	$857.0
Operating income at public currency (millions)	358.8	340.6	944.5	908.7

Fixed currency operating income change	3%		5%
Fixed currency operating income margin	17.2%	17.1%	15.9%	15.5%
Organic operating income change	2%		4%
Organic operating income margin	17.2%	17.1%	16.0%	15.6%
Public currency operating income change	5%		4%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased 3% in both the third quarter and first nine months of 2025. Organic sales for Global Water increased 2% in both the third quarter and first nine months of 2025 driven by growth in Light & Heavy and Food & Beverage.

Light & Heavy organic sales increased 2% in both the third quarter and first nine months of 2025 driven by double-digit growth in high-tech and accelerating manufacturing sales growth, which more than offset continued soft end-market demand in basic industries. High-tech reported strong double-digit sales growth driven by data centers and microelectronics. Manufacturing reported accelerating growth driven by food & beverage. Downstream reported stable sales in North America, offset by softer sales in international regions. Basic Industries sales modestly declined as further new business wins were more than offset by continued soft end-market demand. Food & Beverage organic sales increased 4% and 3% in the third quarter and first nine months of 2025, respectively, driven by new business wins and value pricing. Paper organic sales decreased 4% and 2% in the third quarter and first nine months of 2025, respectively, as continued new business wins were offset by softer customer production rates.

Operating Income

Organic operating income and organic operating income margins increased for Global Water in the third quarter and first nine months of 2025.

Organic operating income margins increased 0.1 percentage points during the third quarter of 2025 as the 2.2 percentage point positive impact of value pricing, higher volumes and improved productivity were partially offset by the 1.6 percentage point impact of investments in the business. Organic operating income margins increased 0.4 percentage points during the first nine months of 2025 as the 1.1 percentage point positive impact of value pricing was partially offset by the 0.9 percentage point impact of investments in the business.

Global Institutional & Specialty

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Sales at fixed currency (millions)	$1,544.8	$1,525.7	$4,463.0	$4,520.7
Sales at public currency (millions)	1,593.9	1,556.7	4,556.5	4,614.7

Organic sales change	4%		4%
Acquisitions and divestitures	(2)%		(5)%
Fixed currency sales change	1%		(1)%
Foreign currency translation	1%		-%
Public currency sales change	2%		(1)%

Operating income at fixed currency (millions)	$365.0	$327.6	$1,023.0	$914.5
Operating income at public currency (millions)	375.2	334.7	1,041.1	934.0

Fixed currency operating income change	11%		12%
Fixed currency operating income margin	23.6%	21.5%	22.9%	20.2%
Organic operating income change	15%		19%
Organic operating income margin	23.6%	21.3%	22.9%	20.0%
Public currency operating income change	12%		11%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased 1% and declined 1% in the third quarter and first nine months of 2025, respectively, due to the sale of Ecolab’s global surgical solutions business, which was sold in the third quarter of 2024. Organic sales for Global Institutional & Specialty increased 4% in both the third quarter and first nine months of 2025 with growth in both operating segments.

At an operating segment level, Institutional organic sales increased 3% in both the third quarter and first nine months of 2025, as growth in sales to hospitality customers was partially offset by modestly lower sales to hospitals. Specialty organic sales increased 7% and 5% in the third quarter and first nine months of 2025, respectively, reflecting strong growth, partially offset by an unfavorable impact from non-strategic, low margin business exits.

Operating Income

Organic operating income and organic operating income margin increased in the third quarter and first nine months of 2025 for our Global Institutional & Specialty segment.

Organic operating income margins increased 2.3 percentage points during the third quarter of 2025 as the 3.9 percentage point positive impact from value pricing, higher volumes and improved supply chain operations were partially offset by the 1.7 percentage point impact of investments in the business. Organic operating income margins increased 2.9 percentage points during the first nine months of 2025 as the 4.4 percentage point positive impact from value pricing, lower supply chain costs, and improved productivity were partially offset by the 1.3 percentage point impact of investments in the business.

Global Pest Elimination

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Sales at fixed currency (millions)	$322.6	$301.7	$912.0	$852.2
Sales at public currency (millions)	331.8	307.2	929.8	869.0

Organic sales change	6%		6%
Acquisitions and divestitures	-%		1%
Fixed currency sales change	7%		7%
Foreign currency translation	1%		-%
Public currency sales change	8%		7%

Operating income at fixed currency (millions)	$67.4	$60.5	$174.7	$167.0
Operating income at public currency (millions)	69.5	61.5	178.2	170.1

Fixed currency operating income change	11%		5%
Fixed currency operating income margin	20.9%	20.1%	19.2%	19.6%
Organic operating income change	11%		4%
Organic operating income margin	20.9%	20.1%	19.3%	19.6%
Public currency operating income change	13%		5%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased 7% in both the third quarter and first nine months of 2025 reflecting a benefit from attractive, targeted acquisitions in North America. Organic sales for Global Pest Elimination increased 6% in both the third quarter and first nine months of 2025 driven by gains in food & beverage, restaurants, and healthcare.

Operating Income

Organic operating income increased for Global Pest Elimination in the third quarter and first nine months of 2025, respectively. Organic operating income margin increased in the third quarter of 2025 and decreased in the first nine months of 2025.

Organic operating income margins increased 0.8 percentage points during the third quarter of 2025, as the 3.9 percentage point positive impact from value pricing and higher volumes were partially offset by the 2.8 percentage point impact of investments in the business. Organic operating income margins decreased 0.3 percentage points during the first nine months of 2025, as the 3.7 percentage point positive impact from value pricing and higher volumes was more than offset by the 3.6 percentage point impact of investments in the business.

Global Life Sciences

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Sales at fixed currency (millions)	$171.0	$161.7	$514.7	$490.8
Sales at public currency (millions)	184.7	168.2	540.6	511.1

Organic sales change	6%		5%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	6%		5%
Foreign currency translation	4%		1%
Public currency sales change	10%		6%

Operating income at fixed currency (millions)	$28.1	$23.9	$88.1	$60.2
Operating income at public currency (millions)	33.2	26.3	97.4	67.1

Fixed currency operating income change	18%		46%
Fixed currency operating income margin	16.4%	14.8%	17.1%	12.3%
Organic operating income change	18%		46%
Organic operating income margin	16.4%	14.8%	17.1%	12.3%
Public currency operating income change	26%		45%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency and organic sales for Global Life Sciences increased 6% and 5% in the third quarter and first nine months of 2025, respectively, driven by new business wins and progressively improving industry trends. Continued growth in bioprocessing and pharmaceutical & personal care overcame ongoing capacity constraints within Life Sciences’ industrial water purification business.

Operating Income

Organic operating income and organic operating income margins increased in the third quarter and first nine months of 2025 for our Global Life Sciences segment.

Organic operating income margins increased 1.6 percentage points during the third quarter of 2025, as the 3.6 percentage point positive impact from value pricing and higher volumes were partially offset by the 2.5 percentage point impact of investments in the business. Organic operating income margins increased 4.8 percentage points during the first nine months of 2025, as the 5.6 percentage point positive impact from value pricing and lower delivered product cost were partially offset by the 0.8 percentage point impact of investments in the business.

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

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $23.9 billion as of September 30, 2025 and $22.4 billion as of December 31, 2024.

Total liabilities were $14.2 billion as of September 30, 2025, compared to total liabilities of $13.6 billion as of December 31, 2024. Total debt was $8.1 billion as of September 30, 2025 and $7.6 billion as of December 31, 2024. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented:

	September 30, 2025	December 31, 2024
(ratio)
Net debt to EBITDA	1.7	1.7

(millions)
Total debt	$8,068.9	$7,564.9
Cash	1,955.8	1,256.8
Net debt	$6,113.1	$6,308.1

Net income including noncontrolling interest	$2,004.2	$2,131.9
Provision for income taxes	417.7	439.3
Interest expense, net	238.5	282.5
Depreciation	655.0	634.9
Amortization	300.8	300.5
EBITDA	$3,616.2	$3,789.1

Cash Flows

Operating Activities

	Nine Months Ended
	September 30
(millions)	2025	2024	Change
Cash provided by operating activities	$1,862.5	$2,047.2	($184.7)

We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities decreased by $185 million in the first nine months of 2025 compared to the first nine months of 2024, primarily driven by a $241 million unfavorable change in working capital. The cash flow impact from working capital was primarily driven by timing differences in accounts payable in the first nine months of 2025 versus the first nine months of 2024.

Investing Activities

	Nine Months Ended
	September 30
(millions)	2025	2024	Change
Cash (used for) provided by investing activities	($729.0)	$193.7	($922.7)

Cash (used for) provided by investing activities is primarily impacted by capital investments in the business. We continue to make capital investments in the business, including dispensing and monitoring equipment, manufacturing equipment and facilities. Total capital expenditures were $716 million and $635 million in the first nine months of 2025 and 2024, respectively.

Cash used for dispositions, net of cash divested in the first nine months of 2025 related to the divestiture of our global surgical solutions business was $15 million. Cash provided by dispositions, net of cash divested, during the first nine months of 2024 was $890 million. Cash used for acquisitions and investments in affiliates, net of cash acquired, during the first nine months of 2024 was $56 million.

Financing Activities

	Nine Months Ended
	September 30
(millions)	2025	2024	Change
Cash used for financing activities	($421.7)	($1,884.0)	$1,462.3

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We had net issuances of commercial paper and notes payable of $1 million and $3 million in the first nine months of 2025 and 2024, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $375 million and $984 million of shares in the first nine months of 2025 and 2024, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

We issued $1.0 billion of long-term debt and repaid €575 million ($674 million) of long-term debt in the first nine months of 2025. There was no long-term debt issuance activity and we repaid $630 million of long-term debt in the first nine months of 2024.

We paid dividends of $565 million and $503 million in the first nine months of 2025 and 2024, respectively.

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

As of September 30, 2025, we had $1,956 million of cash and cash equivalents on hand, of which $582 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of December 31, 2024, we had a $2.0 billion multi-year revolving credit facility which was due to expire in April 2026. In March 2025, we entered into an amended and restated revolving credit facility which extended the maturity from April 2026 to March 2030. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. At the end of the third quarter of both 2025 and 2024, we had no outstanding commercial paper under our U.S. program nor our Euro program. There were no borrowings under our credit facility as of September 30, 2025 or December 31, 2024. As of September 30, 2025, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

During the first nine months of 2025, we issued $500 million aggregate three-year fixed public notes with a coupon rate of 4.30% and an effective interest rate of 4.36%, and $500 million aggregate ten-year fixed public notes with a coupon rate of 5.00% and an effective interest rate of 5.05%. The proceeds will be used for general corporate purposes, which may include partial funding of the Ovivo Electronics acquisition. The Company repaid €575 million ($674 million) and $630 million of long-term debt during the first nine months of 2025 and 2024, respectively.

In June 2025, one of our Chinese subsidiaries entered into a construction loan facility that provides up to 1.1 billion in Chinese Yuan (“CNY”) ($157 million) of proceeds to fund capital expenditures. This loan facility has a tenor of 13 years and is secured by certain assets of our Chinese subsidiaries.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2024 disclosed total notes payable and long-term debt due within one year of $616 million. As of September 30, 2025, the total notes payable and long-term debt due within one year was $16 million. We had no outstanding commercial paper under our U.S. program as of September 30, 2025 and as of December 31, 2024.

Our gross liability for unrecognized tax benefits was $44 million and $34 million as of September 30, 2025, and December 31, 2024, respectively. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

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

Argentina, Turkey and Egypt are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina, Turkey and Egypt. During the first nine months of 2025, sales in Argentina, Turkey and Egypt represented approximately 1% of our consolidated sales. Assets held in Argentina, Turkey and Egypt at the end of the first nine months of 2025 represented approximately 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. During the first nine months of 2025, our Russian and Ukraine operations represented less than 1% of our 2025 consolidated net sales.

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

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude the impact of special (gains) and charges, the results of our acquired businesses from the first twelve months post acquisition and the results of divested businesses from the twelve months prior to divestiture. Further, due to the sale of the global surgical solutions business on August 1, 2024, we have excluded the results of the business for the nine-month period ended September 30, 2024 from these organic measures to remain comparable to the corresponding period in 2025. In addition, as part of the separation of ChampionX in 2020, we continue to provide certain products to ChampionX, which are recorded in product and equipment sales in the Global Water segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use foreign currency forward contracts, foreign currency option contracts, interest rate swap agreements and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature or for trading purposes. For a more detailed discussion of derivative instruments, refer to Note 8, entitled “Derivatives and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 4. Controls and Procedures

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1, 2025 through September 30, 2025 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 21, 2025, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on pages 45 and 46 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
July 1-31, 2025	-		$-		-		8,051,273
August 1-31, 2025	196,731		280.1000		196,731		7,854,542
September 1-30, 2025	442,913		270.1347		442,913		7,411,629
Total	639,644		$273.2112		639,644		7,411,629

(1)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(2)	As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to 10,000,000 shares. Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing

(a)	The following documents are filed as exhibits to this report:

(4.1)	Fourteenth Supplemental Indenture, dated as of August 27, 2025, between Ecolab Inc. and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated August 27, 2025.

(4.2)	Form of 5.000% Notes due 2035.	Included in Exhibit (4.1) above.

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.

(31.1)	Rule 13a - 14(a) CEO Certification.	Filed herewith electronically.

(31.2)	Rule 13a - 14(a) CFO Certification.	Filed herewith electronically.

(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.

(101.SCH)	Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.

(104)	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: October 30, 2025	By:	/s/ Jennifer J. Bradway

Jennifer J. Bradway
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)