Form 10-K
period 2025-12-31
ECOLAB INC.
filed 2026-02-23
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter: $67,088,288,734 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $269.44 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 30, 2026: 281,969,448 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2026, and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2025 (hereinafter referred to as “Proxy Statement”), are incorporated by reference into Part III.

ECOLAB INC.

FORM 10-K

For the Year Ended December 31, 2025

PART I

Except where the context otherwise requires, references in this Form 10-K to (i) “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively; (ii) “Nalco” are to Nalco Company LLC, a wholly-owned subsidiary of the Company; (iii) “Purolite” are to Purolite LLC, a wholly-owned subsidiary of the Company and its subsidiaries, collectively; and (iv) “Purolite transaction” are to the Company’s acquisition of the shares of the subsidiaries and certain other affiliated entities of Purolite Corporation and substantially all of the assets of Purolite Corporation; and (iv) “Ovivo Electronics” are to Ovivo Inc., a wholly owned subsidiary of the Company and its subsidiaries, collectively.

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

Narrative Description of Business.

General

A trusted partner for millions of customers, we are a global leader in water, hygiene and infection prevention solutions and services that protect people and the resources vital to life. For more than a century, we have advanced innovation by integrating science-based solutions, data-driven insights, AI-technology and world-class service. This unique combination enables us to partner with customers to define what best-in-class looks like and scale it across their operations, helping them achieve peak performance. Today, we have $16 billion in annual sales, 48,000 associates and customers in more than 170 countries and 40 industries. We help protect one-third of the world’s food production and a quarter of the power generated while delivering innovative solutions across food, healthcare, data centers, microelectronics, life sciences and hospitality. Our comprehensive approach protects what’s vital, aiming by 2030 to help protect 2 billion people from infections and enough drinking water for 1 billion people while enhancing business performance.

We pursue a “One Ecolab” enterprise selling strategy, built on the legacy of 'circle the customer – circle the globe', where we provide an array of innovative programs, products and services designed to meet the operational and sustainability needs of our customers throughout the world. Through this strategy and the breadth of our product and service mix, one customer may utilize the offerings of several of our operating segments. Important in our value proposition for customers is our ability to produce improved results while reducing their water and energy use. With that in mind, we focus on continually innovating to optimize both our own operations and the solutions we provide to customers, aligning with our corporate strategy to address some of the world’s most pressing and complex sustainability challenges, such as water scarcity and climate change. The work we do matters, and the way we do it matters to our employees, customers, investors and the communities in which we and our customers operate.

Sustainability is core to our business strategy. We deliver sustainable solutions that help companies around the world achieve their business goals while reducing environmental impacts. We partner with customers around the world to reduce water and energy use as well as greenhouse gas emissions through our high-efficiency solutions. By partnering with our customers to help them do more with less through the use of our innovative and differentiated solutions, we aim to help our customers conserve more than 300 billion gallons of water annually by 2030. In 2024, we helped our customers conserve more than 226 billion gallons of water and avoid more than 4.6 million metric tons of greenhouse gas emissions.

The following description of our business is based upon our reportable segments as reported in our consolidated financial statements for the year ended December 31, 2025, which are located in Item 8 of Part II of this Form 10-K. Operating segments that share similar economic characteristics and future prospects, including the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment, have been aggregated into four reportable segments: Global Water, Global Institutional & Specialty, Global Pest Elimination, and Global Life Sciences.

Global Water

This reportable segment consists of the Light & Heavy, Food & Beverage and Paper operating segments, which provide water treatment and process applications and cleaning and sanitizing solutions, primarily to large industrial customers within the manufacturing, food and beverage processing, transportation, chemical, primary metals and mining, power generation, global refining, petrochemical, pulp and paper industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics. Descriptions of the three operating segments which comprise our Global Water reportable segment follow below.

Light & Heavy

Light & Heavy serves customers across industrial and institutional markets. Within Light & Heavy, our markets include food and beverage, manufacturing and transportation, institutional clients, including commercial buildings, hospitals, universities and hotels, and global high technology serving customers, including data centers and microelectronics. We also serve the power, chemicals, primary metals and mining and petroleum refining and fuels industries.

Light & Heavy provides water treatment products and technology programs for cooling water, ultra-pure water, wastewater, boiler water and process water applications. In addition to these solutions, we offer specialty programs to the petroleum and fuels industry – refining process applications, fuels and feedstocks additives. Our cooling water treatment programs are designed to control challenges associated with cooling water systems — corrosion, scale and microbial fouling and contamination — in open recirculating, once-through and closed systems. Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness. We provide integrated chemical and digitally-based solutions, process improvements and mechanical component modifications to optimize boiler performance and control corrosion and scale build-up. Our programs assist in more effectively managing water use for plant processes by optimizing the performance of treatment chemicals and equipment in order to minimize costs and maximize returns on investment.

Our offerings include specialty products such as scale and corrosion inhibitors, antifoulants, pre-treatment solutions, liquid cooling solutions, membrane treatments, coagulants and flocculants, anti-foamers, hydrogen sulfide removal, cold flow improvers, lubricity inhibitors, crude desalting and reactive monomer inhibitors, as well as our 3D TRASARTM technologies, which combine chemistry, remote services and monitoring and control. We provide products and programs for water treatment and process applications aimed at combining environmental benefits with economic gains for our customers. Typically, water savings, energy savings and operating efficiency are among our primary sources of value creation for our customers, with product quality and production enhancement improvements also providing key differentiating features for many of our offerings. Our offerings are sold primarily by our corporate account and field sales employees. The majority of our Light & Heavy revenue is from product sales and is recognized at a point in time when the obligations in the contract with the customer are satisfied.

We believe we are one of the leading global suppliers of products and programs for chemical applications within the industrial water treatment and petroleum refining industries.

Food & Beverage

Food & Beverage provides cleaning and sanitation products and water programs to facilitate the processing of products for human consumption. Food & Beverage provides detergents, cleaners, sanitizers, lubricants, water solutions and animal health products, as well as cleaning systems, digitally-based dispensers, monitors and chemical injectors for the application of chemical products, primarily to dairy plants, dairy, swine and poultry farms, breweries and soft-drink bottling plants, as well as meat, poultry and other food processors. Food & Beverage is also a leading developer and marketer of antimicrobial products used in direct contact with meat, poultry, seafood and produce during processing in order to reduce microbial contamination. Food & Beverage also designs, engineers and installs clean-in-place process control systems and facility cleaning systems for its customer base. Water savings, energy savings, and operating efficiency are among our sources of value creation for our customers. Products for use in processing facilities are sold primarily by our corporate account and field sales employees, while products for use on farms are sold through dealers and independent, third-party distributors. The majority of our Food & Beverage revenue is from product and equipment sales and is recognized at a point in time when the obligations in the contract with the customer are satisfied.

We believe we are one of the leading global suppliers of cleaning and sanitizing products and water programs to the dairy plant, dairy, swine and poultry farm, food, meat and poultry, and beverage/brewery processing industries.

Paper

Paper provides water and process applications for the pulp and paper industry, offering a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel. While Paper provides its customers with similar types of products and programs for water treatment and wastewater treatment as those offered by Light & Heavy, Paper also offers two specialty programs that differentiate its offerings from Light & Heavy —pulp applications and paper applications. Our pulp applications maximize process efficiency and increase pulp cleanliness and brightness in bleaching operations, as well as predict and monitor scaling potential utilizing on-line monitoring to design effective treatment programs and avoid costly failures. Our paper applications focus on improving our customers’ operational efficiency, in part through water savings, energy savings and operating efficiency. Advanced digital sensing, monitoring and automation combine with innovative chemistries and detailed process knowledge to provide a broad range of customer solutions. Specialty products include flocculants, coagulants, dewatering aids and digester yield additives. Our offerings are sold primarily by our corporate account and field sales employees. The majority of our Paper revenue is from product sales and is recognized at a point in time when the obligations in the contract with the customer are satisfied.

We believe we are one of the leading global suppliers of water treatment products and process aids to the pulp and paper industry.

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

Institutional

Institutional provides specialized cleaners and sanitizers, infection prevention solutions, food safety products and equipment, and a range of other products and programs to hospitality and healthcare institutions. Institutional sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), plus specialized cleaners for various applications throughout foodservice operations, on-premise laundries (typically used by hotel and healthcare customers) and general housekeeping functions. Further, we provide infection prevention solutions to acute care hospitals and long-term care centers, which include hand hygiene, hard surface disinfection, digital monitoring systems and instrument cleaning. We also sell food safety products and equipment, water filters, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries. Institutional also provides pool and spa treatment programs for hospitality and other commercial customers, as well as a broad range of janitorial cleaning and floor care products and programs to customers in hospitality, healthcare and commercial facilities. Institutional develops various digital monitoring and chemical dispensing systems which are used by our customers to efficiently and safely dispense our cleaners and sanitizers, and through these products, systems and our on-site sales and service expertise, develop better results for our customers including water savings, energy savings and operating efficiency. In addition, Institutional markets a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.

Institutional sells its products and programs primarily through its direct field sales and corporate account sales personnel. Corporate account sales personnel establish relationships and negotiate contracts with larger multi-unit or “chain” customers. We also utilize independent, third-party foodservice, broad-line, healthcare and janitorial distributors to provide logistics to end customers that prefer to work through these distributors. Many of these distributors also participate in marketing our product and service offerings to the end customers. Through our field sales personnel, we generally provide the same customer support to end-use customers supplied by these distributors as we do to direct customers. The majority of our Institutional revenue is from product sales and is recognized at a point in time when the obligations in the contract with the customer are satisfied.

We believe we are one of the leading global suppliers of warewashing and laundry products and programs and infection prevention solutions to the food service, hospitality, hospitals and long-term care markets.

Specialty

Specialty supplies cleaning and sanitizing products and related items primarily to regional, national and international quick service restaurant (“QSR”) chains and food retailers (i.e., supermarkets and grocery stores). Its products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools and equipment which are primarily sold under the “Ecolab” and “Kay” brand names. QSR’s program also includes a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance. Specialty’s cleaning and sanitation programs are customized to meet the needs of the market segments it serves and are designed to provide highly effective cleaning performance, promote food safety, reduce labor, water and energy costs and enhance user and guest safety. A number of dispensing options are available for products in the core product range. Specialty supports its product sales with training programs and technical support designed to meet the special needs of its customers. Through our EcoSure Brand Protection business, Specialty also provides customized on-site evaluations, training and quality assurance services to foodservice and hospitality operations.

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

Food Safety Solutions supplies a digital platform that combines software, hardware and multiple services to automate kitchen procedures for efficiency and compliance. It also offers a unique variety of products, tools and equipment for food preparation, food rotation labeling, temperature management, cleaning and employee safety across all food service customers. The majority of our Specialty revenue is from product sales and is recognized at a point in time when the obligations in the contract with the customer are satisfied.

We believe we are one of the leading suppliers of cleaning and sanitizing products to the global QSR market and the global food retail market.

Global Pest Elimination

This reportable segment consists of the Pest Elimination operating segment.

Pest Elimination

Pest Elimination provides services designed to detect, prevent and eliminate pests, such as rodents and insects, in full-service and quick-service restaurants, food and beverage processors, hotels, grocery operations and other commercial segments including education, life sciences and healthcare. The majority of our Pest Elimination revenue is from services and is recognized when the services are provided, which is over time.

In addition to the United States, which constitutes our largest operation, we operate in various regions, including in Asia Pacific, Greater China, Western Europe and Latin America.

We believe Pest Elimination is a leading service provider of effective, high-quality pest elimination programs that deliver high quality outcomes to commercial segments in the geographies it serves. As we expand the use of smart, connected devices, we believe our Pest Intelligence model will further contribute to our high-quality outcomes.

Global Life Sciences

This reportable segment consists of the Life Sciences operating segment.

Life Sciences

Life Sciences provides end-to-end cleaning and contamination control solutions to pharmaceutical and personal care manufacturers. These products are primarily sold under the “Ecolab” brand name, and include detergents, cleaners, sanitizers, disinfectants, surface wipes, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products. The Life Sciences portfolio includes premium fluid treatment and purification solutions with a broad range of unique products sold under the “Purolite” brand name, particularly focusing on biopharma purification solutions, active pharmaceutical ingredients (“APIs”) and high value industrial applications. The Life Sciences portfolio also includes decontamination systems and services utilizing hydrogen peroxide vapor, which are sold under the “Bioquell” brand name. The pharmaceutical clean room environment is the primary area that Ecolab and Bioquell products are utilized. Products and programs are sold primarily through our field sales and corporate account personnel, and to a lesser extent through distributors. The majority of our Life Sciences revenue is from product sales and is recognized at a point in time when the obligations in the contract with the customer are satisfied.

Life Sciences is comprised of customers and accounts related to manufacturing in the following industries: pharmaceutical, animal health and medicine, blood purification and dialysis, biologic products, cosmetics and medical devices. Life Sciences also produces high performance purification resins that support critical separation processes across a range of industries, including power generation, food and beverage, and water treatment. Our tailored, comprehensive solutions and technical know-how focus on ensuring product quality, safety and compliance standards are met while improving operational efficiency in customers’ cleaning, sanitation and disinfection processes. We believe we are one of the leading suppliers of process purification solutions in Europe and North America and of contamination control solutions in Europe, with a growing presence in North America and other regions.

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

Competition

In general, the markets in which the businesses in our Global Water reportable segment compete are led by a few large companies, with the rest of the market served by smaller entities focusing on more limited geographic regions or a smaller subset of products and services. Our businesses in this segment compete on the basis of their demonstrated value, technical expertise, innovation, digital technology, chemical formulations, global customer support, detection equipment, monitoring capabilities and dosing and metering equipment. Through the combination of our digitally enabled end-to-end water management and hygiene solutions, data-driven insights and personalized service, our Global Water businesses deliver outcomes that help our customers optimize water and energy use, improve productivity, advance food safety, and achieve sustainability and net zero goals, while optimizing total cost of operations.

The businesses in our Global Institutional & Specialty and Global Pest Elimination reportable segments have two significant classes of competitors. First, we compete with a small number of large companies selling directly or through distributors on a national or international scale. Second, we have numerous smaller regional or local competitors who focus on more limited geographies, product lines and/or end-use customer segments. We believe we compete principally by providing superior value, premium customer support, training, service, and innovative and differentiated products to help our customers protect their brand reputation and improve their operational efficiency.

Within the Global Life Sciences reportable segment, the business competes in the European market versus several mid-size and regional competitors and competes against two large and other mid-size or regional competitors in North America. Outside of North America and Europe competitors are much more fragmented and do not offer the same level of service or coverage as Ecolab. Our businesses in this segment compete by enabling our customers success through improved hygiene, digitally enabled programs in operating room and patient room space as well as a tailored approach to delivering key inputs that directly impact patients globally.

Sales

Our products, systems and services are primarily marketed in domestic and international markets by our Company-trained direct field sales personnel who also advise and assist our customers in the proper and most efficient use of the products and systems in order to meet a full range of cleaning and sanitation, water treatment and process chemistry needs. Independent, third-party distributors and, to a lesser extent, sales agents are utilized in several markets, as described in the segment descriptions found above. Currently the majority of our revenue is from product and sold equipment and is recognized at the point in time when the obligations in the contract with the customer are satisfied.

Customers and Classes of Products

We believe our business is not materially dependent upon a single customer. Additionally, although we have a diverse customer base and no customer or distributor constituted 10 percent or more of our consolidated revenues in 2025, 2024 or 2023, we do have customers and independent, third-party distributors, the loss of which could have a material adverse effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position. No material part of our business is subject to renegotiation or termination at the election of a governmental unit.

We sold one class of products within the Global Institutional & Specialty reportable segment which comprised 10% or more of consolidated net sales in the last three years. Sales of warewashing products were approximately 13% of consolidated net sales in 2025 and 12% in 2024 and 2023.

Human Capital

As of December 31, 2025, Ecolab employed approximately 48,000 employees. The largest component of our workforce is comprised of more than 25,000 sales and service employees. Our innovation efforts are supported by approximately 3,000 research, development, engineering and digital experts. Approximately 43% of our employees are employed in North America, 21% in Europe, 12% in Latin America, 8% in Asia Pacific, 8% in India, Middle East and Africa, and 8% in Greater China.

We believe that doing the right thing, the right way, is good for business. We believe that by driving performance and growing fast, we can deliver a net positive impact in our own operations and what we deliver for our customers. We believe that Ecolab’s century-long growth, innovation and high performance have benefited from a workplace where individuals from all backgrounds are encouraged to reach their full potential. We believe in providing training and career development opportunities to all employees and in compensating and rewarding our employees equitably.

Our commitment to the safety of our employees, contractors, and customers is evident in the way we operate, the products we develop and the customers we serve. In addition, we are committed to promoting the health and well-being of our employees, our customers, and their customers by contributing to programs and initiatives that enhance the quality of life in the communities where they work and live. In support of these overall objectives, key areas of focus include:

Workplace Culture: Ecolab representatives engage daily with a diverse range of colleagues, customers and communities. We are committed to developing a culture where all voices are heard and equitable employment opportunities are available to everyone. To sustain our success, we work to embed our values of inclusivity and engagement throughout our people processes, including recruitment, retention and development.

We also have a vibrant and growing community of 12 Employee Resource Groups (“ERGs”) that are open to all Ecolab associates, to help employees connect with colleagues, take part in career and leadership development experiences, and provide important insights that help advance our workplace culture. All employees are welcome and encouraged to join, participate, or become leaders and allies within any of our ERGs.

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

Compensation and Benefits: Ecolab has a market-competitive and performance-based pay philosophy, and we believe in compensating our employees fairly and equitably. We are committed to rewarding and recognizing employees for their contributions to the success of the organization. This includes our global merit increase program and our short- and long-term variable pay programs, which include goals and targets that are tied to the success of the business. We test our pay and wage data against compensation surveys to align our pay with the competitive external market. In the U.S., U.K., Ireland, and France, we conduct pay equity studies, and we are in the process of expanding our pay equity studies further to countries where we have a sizable presence.

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

Safety, Health, and Wellness: At Ecolab, the safety of our employees and contractors is a priority and is embedded into our company values. Our safety goals are simple: zero accidents, zero injuries and zero violations. We communicate that this is a collective goal all employees commit to, own, and deliver on every day. Our leadership teams and a network of Safety, Health and Environment professionals around the world support employees with robust safety programs, processes and technologies. Understanding underlying and potential risks is a critical component to improving safety outcomes. Our Global Safety Dashboard tracks our performance on a range of leading and lagging safety indicators and helps us measure the effectiveness of our safety programs.

Additionally, a Be Well Program is available to U.S. employees and their families to empower, educate and support their personal journey to overall well-being by making positive lifestyle choices while creating a culture of wellness throughout Ecolab. Over the last year, we’ve expanded our physical, behavioral and financial well-being offerings with programs that leverage powerful technology and personalized coaching to support progress against wellness goals. Wellness initiatives outside the U.S. are aligned to country-specific needs and market practices; examples include employee assistance programs, caregiver support and programs focused on physical and mental health.

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

Investments in Equipment

We have invested, and plan to continue to invest, in process control and monitoring equipment and technology, consisting primarily of systems used by customers to dispense our products as well as to monitor water systems. The investment in such equipment is discussed under the heading "Investing Activities" in Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), of this Form 10-K.

Manufacturing and Distribution

We manufacture most of our products and related equipment in Company-operated manufacturing facilities. Some products are also produced for us by third-party contract manufacturers. Other products and equipment are purchased from third-party suppliers. Additional information on product/equipment sourcing is found in the segment discussions above and additional information on our manufacturing facilities is located under Part I, Item 2., “Properties,” of this Form 10-K.

Deliveries to customers are made from our manufacturing plants and a network of distribution centers and third-party logistics service providers. We use common carriers, our own delivery vehicles, and distributors for transport. Additional information on our plant and distribution facilities is located under Part I, Item 2., “Properties,” of this Form 10-K.

Raw Materials

Raw materials purchased for use in manufacturing our products are inorganic chemicals, including alkalis, acids, biocides, phosphonates, phosphorous materials, silicates and salts; and organic chemicals, including acids, alcohols, amines, fatty acids, surfactants, solvents, monomers and polymers. Pesticides used by Pest Elimination are purchased as finished products under contract or purchase order from the producers or their distributors. We also purchase packaging materials for our manufactured products and components for our specialized cleaning equipment and systems. We purchase more than 10,000 raw materials, with the largest single raw material representing approximately five percent of raw material purchases. Our raw materials, with the exception of a few specialized chemicals which we manufacture, are generally purchased on an annual contract basis and are ordinarily available in adequate quantities from a diverse group of suppliers globally. When practical, global sourcing is used so that purchasing or production locations can be shifted to control product costs.

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

Joint Ventures

Over time, we have entered into partnerships or joint ventures in order to meet local ownership requirements, to achieve quicker operational scale, to expand our ability to provide our customers a more fully integrated offering or to provide other benefits to our business or customers. During 2025, the impact on our consolidated net income of our joint ventures, in the aggregate, was approximately two percent. We will continue to evaluate the potential for partnerships and joint ventures that can assist us in increasing our geographic, technological and product reach.

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

Ingredient Legislation: Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, per- and polyfluoroalkyl substances or other ingredients that may impact human health or the environment. Under California Proposition 65, for example, label disclosures are required for certain products containing chemicals listed by California. Chemical management initiatives that promote pollution prevention through research and development of safer chemicals and safer chemical processes are being advanced by several states.

Environmentally preferable purchasing programs for cleaning products have been enacted in a number of states to date, and in recent years have been considered by several other state legislatures. Cleaning product ingredient disclosure legislation has been introduced in the U.S. Congress in each of the past few years but has not passed, and several states are considering further regulations in this area. In 2017, California passed the Cleaning Product Right to Know Act of 2017, that required ingredient transparency on-line and on-label by 2020 and 2021, respectively. The U.S. Government is monitoring “green chemistry” initiatives through a variety of initiatives, including its “Design for the Environment” (“DfE”)/“Safer Choice” program. DfE/Safer Choice has three broad areas of work (recognition of safer products on a DfE/Safer Choice label, development of best practices for industrial processes and evaluation of safer chemicals), and we are involved in these to varying degrees. Our Global Institutional and Global Water cleaning products are subject to the regulations and may incur additional stay-in-market expenses associated with conducting the required alternatives analyses for chemicals of concern. To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications. Such legislation has not had a material adverse effect on our consolidated results of operations, financial position or cash flows to date.

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

REACH: The European Union has enacted a regulatory framework for the Registration, Evaluation and Authorization of Chemicals (“REACH”), which aims to manage chemical safety risks. REACH established a European Chemicals Agency (“ECHA”) in Helsinki, Finland, which is responsible for evaluating data to determine hazards and risks and to manage this program for authorizing chemicals for sale and distribution in Europe. We met all REACH registration requirements. To help manage this program, we have been simplifying our product lines and working with chemical suppliers to comply with registration requirements. In addition, Korea, Taiwan, Ukraine, Turkey, India, Peru, Chile and Colombia and other countries have implemented or are implementing similar requirements. In addition, the European Commission has announced a revision of the REACH Regulation, with a legislative proposal expected in the third quarter of 2026, introducing simplified but stricter chemical controls that may increase compliance requirements and affect parts of Ecolab’s raw material portfolio; however, the potential financial impact is not yet fully quantifiable and is not expected to have a material adverse effect on our consolidated results of operations, cash flows, or financial position.

GHS: In 2003, the United Nations adopted a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). As of 2026, most countries in which we operate have adopted or are expected to adopt GHS-related legislation. The primary cost of compliance revolves around reclassifying products and revising SDSs and product labels. We have met applicable deadlines and are working toward a phased-in approach to mitigate the costs of GHS implementation in remaining countries (e.g., Ukraine, Chile, India). We are also implementing updates, where applicable, of GHS revisions in countries where it is already present (e.g., US, Canada). Potential costs to us are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

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

Medical Device, Drug and Cosmetic Product Requirements: As a manufacturer, distributor and marketer of medical devices and human drugs, we also are subject to regulation by the FDA and corresponding regulatory agencies of the state, local and foreign governments in which we sell our products. These regulations govern the development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices and medicinal products, including APIs, excipients and resins for biopharmaceutical processing.

●	In the United States, we are required to register with the FDA as a medical device, drug and cosmetic manufacturer, comply with post-market reporting (e.g., Adverse Event Reporting, MDR and Recall) requirements, and to comply with the FDA’s current Good Manufacturing Practices and Good Practice Guidelines (“GxPs”), which ensure that products are consistently produced and controlled according to quality standards and must be approved by the competent authorities.

●	Countries in the European Union require that certain products being sold within their jurisdictions obtain a “CE mark,” an international symbol of adherence to quality assurance standards, and be manufactured in compliance with certain requirements (e.g., Medical Device Regulation (EU) 2017/745 (“MDR”), and ISO 13485). We have CE mark approval to sell various medical devices. Implementation of the MDR has required additional investments, including system, product, process, technical file and product improvements. Additionally, pharmaceutical products in the EU must comply with regulations such as the GxP.

●	In Australia, products must comply with the regulations set by the Therapeutic Goods Administration. Medical devices must be included in the Australian Register of Therapeutic Goods and meet the Essential Principles for safety and performance. Therapeutic goods, including drugs and cosmetics, must adhere to specific standards and regulatory frameworks for safety, quality, efficacy, labelling, and claims.

●	Non-EU export markets are also subject to government regulation and country-specific rules and regulations.

Equipment: Ecolab’s products are dispensed by equipment that is subject to state and local regulatory requirements, as well as being subject to UL, NSF, and other approval requirements. For certain digitally connected product offerings, Federal Communication Commission and corresponding international requirements are applicable. We have both dedicated manufacturing facilities and third-party production of our equipment. We are developing processes to monitor and manage changing regulatory regimes and assist with equipment systems compliance. To date, such requirements have not had a material adverse effect on our consolidated results of operations, financial position or cash flows.

Other Environmental Legislation: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. The products we produce and distribute into Europe are also subject to directives governing electrical waste (WEEE Directive 2012/19/EU) and restrictive substances (RoHS Directive 2011/65/EU). Similar legal requirements apply to Ecolab’s facilities globally. We make capital investments and expenditures to comply with environmental laws and regulations, to promote employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental, health and safety projects worldwide were approximately $62 million in 2025 and 2024, and $46 million in 2023. Approximately $59 million has been budgeted globally for projects in 2026.

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

As a corporate policy, we support a balanced approach to reducing GHG emissions while sustaining economic growth. We have established climate related goals to further our commitment. In 2019, we announced goals to reduce operational GHG emissions by half by 2030 and achieve net zero by 2050, in alignment with the UN Global Compact’s Business Ambition for 1.5°C. In 2020, we further committed to move to 100% renewable energy by 2030 and set a science-based target (“SBT”) for Scope 1, 2, and 3 GHG emissions. In 2024, our net zero target for Science Based Targets initiative validation was approved, including a near term Scope 3 target. Our near-term SBT aims to reduce absolute Scope 1 and 2 emissions by 50% from 2018 levels, and Scope 3 emissions by 25% from 2022 levels, by 2030.

In 2024, we invested $48 million and $4.3 million in capital and operating environmental program expenses, respectively. The investments resulted in a reduction of total energy consumption by almost 13.7 billion BTUs; reduction of emissions by 1,660.88 tCO2e; and over 48 million gallons (~184,000 cubic meters) of water savings from reduction and recycling projects. These reductions are calculated using direct measurements (such as meter readings and utility reports for water) and best-practice methodologies, with 2018 as the baseline year.

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

The science of sustainability is evolving. For factors that may affect our sustainability initiatives, goals, and targets, see Item 1A of Part I of this Form 10-K, entitled “Risk Factors.”

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

Our worldwide net expenditures for contamination remediation were approximately $1.3 million in 2025, $0.7 million in 2024 and $0.3 million in 2023. Our worldwide accruals at December 31, 2025 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $21.5 million. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or cash flows.

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

Information about our Executive Officers.

The persons listed in the following table are our current executive officers. Officers are elected annually and as needed by the Board of Directors. The Board of Directors routinely reviews the Company’s management structure and may make changes to the officers listed below at any time. There is no family relationship among any of the directors or executive officers and no executive officer has been involved during the past ten years in any legal proceedings described in applicable Securities and Exchange Commission regulations.

Name	Age	Office	Positions Held Since Jan. 1, 2021

Nicholas J. Alfano	64	Executive Vice President and President – Global Water	Apr. 2023 – Present
		Executive Vice President and General Manager – Global Light Sector	Jan. 2021 – Mar. 2023

Christophe Beck	58	Chairman and Chief Executive Officer	Oct. 2022 – Present
		Chairman, Chief Executive Officer and President	May 2022 – Oct. 2022
		President and Chief Executive Officer	Jan. 2021 – May 2022

Jandeen M. Boone	52	Executive Vice President, General Counsel and Secretary	Jan. 2025 – Present
		Executive Vice President, General Counsel, Secretary and Interim Chief Compliance Officer	June 2024 – Jan. 2025
		Senior Vice President, Chief Compliance Officer and Interim General Counsel	May 2024 – June 2024
		Interim General Counsel and Assistant Secretary	Apr. 2024 – May 2024
		Sector General Counsel, Institutional and International Markets	Feb. 2023 – Apr. 2024
		Sector General Counsel, Institutional and Specialty	Jan. 2022 – Jan. 2023
		Associate General Counsel, Institutional	Jan. 2021 – Dec. 2021

Jennifer J. Bradway	49	Senior Vice President and Corporate Controller	Jan. 2022 – Present
		Senior Vice President Finance - Global Institutional	Jan. 2021 – Dec. 2021

Darrell R. Brown	62	President and Chief Operating Officer	Oct. 2022 – Present
		Executive Vice President and President – Global Industrial	Jan. 2021 – Sept. 2022

Benjamin M. Clark (1)	45	Executive Vice President and Chief Supply Chain Officer	July 2025 – Present
		Senior Vice President Finance – Global Supply Chain	Aug. 2023 – July 2025

Gregory B. Cook	57	Executive Vice President and President – Institutional Group	Aug. 2023 – Present
		Executive Vice President and General Manager – Global Institutional	June 2021 – July 2023
		Senior Vice President and General Manager – Global Pest	Jan. 2021 – May 2021

Alexander A. De Boo	58	Executive Vice President and President – Global Markets	Feb. 2021 – Present
		Executive Vice President and President – Western Europe	Jan. 2021 – Feb. 2021

Alexandra M. A. Hlila	50	Executive Vice President and General Manager – Global Pest	Dec. 2024 – Present
		Senior Vice President – Strategy Institutional Group	Mar. 2024 – Dec. 2024
		Senior Vice President & General Manager – Institutional Europe	May 2022 – Feb. 2024
		Vice President Global & Corporate Accounts – Institutional Europe	May 2021 – Apr. 2022
		Vice President Field Sales Europe – Institutional Division	Jan. 2021 – Apr. 2021

Margeaux M. King (2)	49	Executive Vice President – Human Resources	Jan. 2025 – Present
		Senior Vice President, Global Total Rewards & Talent	Feb. 2022 – July 2022
		Senior Vice President Compensation & Benefits	Jan. 2021 – Jan. 2022

Scott D. Kirkland	52	Chief Financial Officer	Jan. 2022 – Present
		Senior Vice President and Corporate Controller	Jan. 2021 – Dec. 2021

Harpreet Saluja (3)	57	Executive Vice President – Corporate Strategy & Business Development	Nov. 2024 - Present

(1) Prior to joining Ecolab in August 2023, Mr. Clark was employed by Flagstone Foods, one of the largest manufacturers and distributors of private label healthy snacks in North America, as Chief Operating Officer and Chief Financial Officer from November 2021 until August 2023. Prior to Flagstone Foods, Mr. Clark was employed by GE Healthcare, a leading global medical technology and digital solutions innovator, as Chief Financial Officer of Global Services & Supply Chain from November 2020 until November 2021.

(2) Prior to re-joining Ecolab in 2025, Ms. King was employed by The Toro Company, a global maker of lawn, snow, and irrigation equipment, as Vice President, Human Resources from August 2022 until December 2024.

(3) Prior to joining Ecolab in November 2024, Ms. Saluja was employed by Eaton Corporation plc, a power management company, as Senior Vice President, Corporate Development and Planning from 2013 until 2024.

Forward-Looking Statements

This Form 10-K, including Part I, Item 1, entitled “Business,” and the MD&A within Part II, Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning items such as:

●	amount, funding and timing of cash expenditures relating to our restructuring and other initiatives, as well as savings from such initiatives
●	future cash flows, access to capital, targeted credit rating metrics and impact of credit rating downgrade
●	adequacy of cash reserves
●	uses for cash, including dividends, share repurchases, debt repayments, capital investments and strategic business acquisitions
●	global economic and political environment
●	long-term potential of our business
●	impact of changes in exchange rates and interest rates, including the assessment and management of associated risks
●	customer retention rate
●	bad debt experience, non-performance of counterparties and losses due to concentration of credit risk
●	disputes, claims and litigation
●	environmental contingencies
●	impact and cost of complying with laws and regulations
●	sustainability and impact targets
●	returns on pension plan assets
●	contributions to pension and postretirement healthcare plans
●	amortization expense
●	impact of new accounting pronouncements
●	income taxes, including tax attributes, valuation allowances, unrecognized tax benefits, permanent reinvestment assertions and goodwill deductibility
●	recognition of share-based compensation expense
●	payments under operating leases
●	future benefit plan payments
●	market position

Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will be,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof), “intends,” “could,” or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. For a further discussion of these and other factors which could cause results to differ from those expressed in any forward-looking statement, see Item 1A of Part I of this Form 10-K, entitled “Risk Factors.” Except as may be required under applicable law, we undertake no duty to update our forward-looking statements.

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

We may also refer to this disclosure to identify factors that may cause results to differ materially from those expressed in other forward-looking statements, including those made in oral presentations, such as telephone conferences and/or webcasts open to the public.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and the related notes, before making an investment decision. The risks described below are not the only risks or uncertainties we face. The occurrence of any of the following risks, additional risks and uncertainties not presently known to us, or risks that we currently believe to be immaterial, could materially and adversely affect our business, reputation, financial condition, prospects, or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past.

Additionally, macroeconomic and geopolitical developments, including public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation and high interest rates, may amplify many of the risks discussed below to which we are subject. The extent of the impact of macroeconomic and geopolitical developments on our financial and operating performance depends significantly on the duration and severity of such macroeconomic and geopolitical developments, the actions taken to contain or mitigate its impact and any changes in consumer behaviors as a result thereof.

Economic & Operational Risks

Our results are impacted by general worldwide economic factors.

Over the past year, changes in global trade policies, including the imposition of tariffs, import and export restrictions, and retaliatory trade actions, as well as implications of geopolitical situations in Europe, the Middle East, China, and Russia, have resulted in economic and demand uncertainty. Previously, the COVID pandemic, geopolitical instability and other global events have resulted in supply chain challenges, inflation, high interest rates, foreign currency exchange volatility, and volatility in global capital markets, which have affected our business and could have a material adverse impact on our business in the future. Countries such as Argentina and Turkey have experienced economic upheaval and similar upheaval in other countries with Ecolab operations could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

Our results depend upon the continued vitality of the markets we serve.

Economic downturns, and in particular downturns in our larger markets, including the foodservice, hospitality, travel, health care, food processing, refining, pulp and paper, mining and steel industries, can adversely impact our customers, and we may find it difficult to restore margins by maintaining pricing due to easing inflation from slowing economic growth. Recently, the war and energy crisis in Europe have resulted in a more challenging macroeconomic environment with significantly impacted costs and demand. Previously, the COVID-19 pandemic negatively impacted the demand for our products and services provided to customers in the full-service restaurant, hospitality, lodging and entertainment industries. In prior years, a weaker global economic environment has also negatively impacted certain of our other end-markets. During these periods of weaker economic activity, our customers and potential customers may reduce or discontinue their volume of purchases of cleaning and sanitizing products and water treatment and process chemicals, which has had, and may continue to have, a material adverse effect on our business, financial condition, results of operation or cash flows.

Our significant non-U.S. operations expose us to global economic, political and legal risks that could impact our profitability.

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in more than 170 countries and, in 2025, approximately 47% of our net sales were generated from customers outside the United States. There are inherent risks in our international operations, including:

●	exchange controls and currency restrictions;
●	currency fluctuations and devaluations;
●	changes in international trade policies, including the imposition of tariffs and other trade restrictions;
●	export duties and quotas;
●	changes in the availability and pricing of raw materials, energy and utilities;
●	changes in local economic conditions;
●	changes in laws and regulations, including the imposition of economic or trade sanctions affecting international commercial transactions;

●	difficulties in managing international operations and the burden of complying with international and foreign laws;
●	requirements to include local ownership or management in our business;
●	economic and business objectives that differ from those of our joint venture partners;
●	exposure to possible expropriation, nationalization or other government actions;
●	restrictions on our ability to repatriate dividends from our subsidiaries;
●	unsettled political conditions, military action, civil unrest, acts of terrorism, force majeure, war or other armed conflict, including the Russian invasion of Ukraine, the Israel-Hamas conflict and other hostilities in the Middle East; and
●	countries whose governments have been hostile to U.S.-based businesses.

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

Additionally, changes in international trade policies by governments around the world, including the imposition or continuation of tariffs, could materially and adversely affect our business. During 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and materials. Several countries also implemented or proposed retaliatory tariffs on imports from the U.S., as well as other barriers to trade. Ongoing changes in U.S. trade policy through administrative action or litigation create a heightened level of uncertainty for our business. These tariffs, any new tariffs or policies imposed by governments around the world, or any resulting retaliatory measures, to the extent implemented, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.

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

We are increasingly incorporating AI capabilities into the development of technologies and our business operations, and into our products and services. AI technology is complex and rapidly evolving and may subject us to significant competitive, legal, regulatory, operational and other risks, including the following:

●	Operational and Technical Risks: AI technologies are complex and rapidly evolving. Flaws in AI algorithms, training methodologies, or datasets may lead to unintended consequences, such as operational disruptions, erroneous decision-making, or data loss. These issues could impair the effectiveness of our AI systems and result in significant operational challenges. Additionally, software we purchase or lease from third-party vendors could become inoperable (via an attack from a bad actor, network failure, code error, etc.), such that it adversely impacts Ecolab’s ability to deliver products or services to its customers, resulting in financial losses, legal liabilities, and damage to our reputation.
●	Legal and Regulatory Risks: The legal and regulatory landscape for AI is still developing and varies across jurisdictions. Compliance with evolving AI regulations may impose significant costs, limit our ability to incorporate AI capabilities, and expose us to legal liabilities. Additionally, new regulations could conflict with our current AI practices, requiring costly changes to our development and deployment strategies.

●	Reputational Risks: The use of AI raises social and ethical concerns, which could harm our reputation if not managed responsibly. Incidents related to AI, such as biased outcomes or privacy breaches, could lead to negative publicity and reduce public trust in our AI solutions.
●	Competitive Risks: Our competitors may develop and implement AI technologies more effectively, gaining a competitive advantage. If we fail to keep pace with advancements in AI, our market position could be weakened, adversely affecting our business performance.
●	Financial Risks: The development, testing, and deployment of AI systems are resource-intensive and may increase our operational costs. There is no assurance that our investments in AI will yield the anticipated benefits or that customers will adopt our AI-enhanced offerings, potentially impacting our financial results.
●	Cybersecurity Risks: AI systems can be vulnerable to cybersecurity threats, such as data breaches and unauthorized access. These threats could result in financial losses, legal liabilities, and damage to our reputation.

We are committed to developing and using AI responsibly, but there can be no guarantee that we will successfully mitigate all associated risks. Any failure in our AI initiatives could materially harm our business, financial condition, and results of operations.

We are subject to information technology system failures, network disruptions and breaches in data security.

We rely to a large extent upon information technology systems and infrastructure to operate our business. The size and complexity of our information technology systems and those of strategic vendors make them vulnerable to failure, malicious intrusion and random attack. Acquisitions have resulted in further de-centralization of systems and additional complexity in our systems infrastructure. Likewise, data security breaches by employees or others with permitted access to our systems or to the systems of strategic vendors pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cybersecurity attacks. While we have continually matured our security program and capabilities and have had no material incidents to date, cyber threats continue to evolve, such as with the use of artificial intelligence, resulting in sophisticated new attack methods that are increasingly automated, targeted, and difficult to defend against, and there can be no assurance that our efforts will prevent cybersecurity attacks or breaches in our systems or in the systems of strategic vendors, including cloud providers, that could cause reputational damage, business disruption or legal and regulatory costs; could result in third-party claims; could result in compromise or misappropriation of our intellectual property, trade secrets or sensitive information; or could otherwise materially adversely affect our business, including our business strategy, results of operations, or financial condition. Certain of our customer offerings include digital components, such as remote monitoring of certain customer operations. A breach of those remote monitoring systems could expose customer data giving rise to potential third-party claims and reputational damage. Additionally, it may take considerable time for us to investigate and evaluate the full impact of cyber-attacks, particularly for sophisticated attacks, which may inhibit our ability to provide prompt, full, and reliable information about cybersecurity incidents to our customers, regulators, and the public. There may also be other related challenges and risks as we complete implementation of our ERP system upgrade, and businesses which we have acquired, or may in the future acquire, may have information technology system vulnerabilities which could increase our risk of cybersecurity attacks. Although we maintain insurance, our insurance coverage may not be sufficient in type or amount to prevent or recover losses resulting from cybersecurity attacks.

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

We continue to execute key business initiatives as part of our ongoing efforts to improve our efficiency and returns. In particular, we are making supply chain investments to secure supply and add new capacity in our Life Sciences business. Additionally, we are continuing implementation of our ERP system upgrades, which are expected to continue in phases over the next several years. These upgrades, which include sales, supply chain and certain finance functions, are expected to improve the efficiency of certain financial and related transactional processes. These upgrades involve complex business process design and a failure of certain of these processes could result in business disruption. We are also undertaking restructuring programs including the One Ecolab initiative leveraging our digital technologies to realign the functional work done in many countries into global centers of excellence. This program is discussed along with other restructuring activities under Note 3, “Special (Gains) and Charges,” of the Notes of this Form 10-K. If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could materially and adversely be affected.

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

Our operations may present a safety risk to our employees and others.

Notwithstanding our emphasis on safety and the precautions we take related to health and safety, we may be unable to avoid safety incidents relating to our operations that result in injuries or deaths of our employees, contractors or others. Certain safety incidents may result in legal or regulatory action that could result in increased expenses or reputational damage. We maintain workers' compensation and other insurances to address the risk of incurring material liabilities for injuries or deaths, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us, or at all, which could result in material liabilities to us for any injuries or deaths. Changes to federal, state, and local employee health and safety regulations, and legislative, regulatory, or societal responses to safety incidents may result in heightened regulations or public scrutiny that may increase our compliance costs or result in reputational damage.

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

War (including acts of terrorism or hostilities), natural or manmade disasters, water shortages or severe weather conditions, including the effects of climate change, affecting the energy, foodservice, hospitality, travel, health care, food processing, pulp and paper, mining, steel and other industries can cause a downturn in the business of our customers, which in turn can have a material adverse effect on our consolidated results of operations, financial position or cash flows. In particular, the U.S. Gulf Coast is a region with significant refining, petrochemicals and chemicals operations which provide us raw materials, as well as being an important customer base for our Light & Heavy operating segment. Hurricanes or other severe weather events impacting the Gulf Coast, such as the winter freeze in Texas and the Gulf Coast in February 2021, can materially and adversely affect our ability to obtain raw materials at reasonable cost, or at all, and could adversely affect our business with our customers in the region.

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

Our business may face increased scrutiny from the investment community, other stakeholders, regulators, and the media related to our sustainability activities, including our commitments, goals, targets, and objectives, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet the rapidly evolving, varied and often times conflicting investor or other stakeholder expectations and standards, our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our commitments, goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy reporting standards with respect to these matters, within the timelines we announce, or at all, could have operational, reputational, financial and legal impacts.

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

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. We are also impacted by actions taken to tax-related matters by associations such as the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, and the European Commission which influence tax policies in countries where we operate. In particular, the OECD has coordinated negotiations among more than 140 jurisdictions with the goal of achieving consensus on various substantial changes to the international tax framework, including a 15% global minimum taxation regime (“Pillar Two”). Pillar Two took effect in several jurisdictions in which we operate starting in 2024 and will increase the burden and costs of our tax compliance. The enactment of the One Big Beautiful Bill Act (“OBBBA”) in the U.S. introduced changes to U.S. international tax provisions. These changes may interact with Pillar Two in complex ways. Statements by the Group of Seven Nations (“G7”) suggest a potential “side-by-side” framework that could exempt certain U.S. parented groups from all or certain aspects of Pillar Two rules but the final outcome remains uncertain. The evolving nature of these reforms may impact our tax profile, increase compliance costs, and create additional risks of double taxation or inconsistent treatment across jurisdictions. We continue to monitor Pillar Two legislative developments, which, based on information available, have not had material impacts on the 2025 financial statements. In addition, we are impacted by settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope. Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. An estimate of the financial impact has been included in operating results as of December 31, 2025. While we expect certain provisions of OBBBA to change the timing of U.S. cash taxes related to the current and future periods, OBBBA did not have a material impact to the Company’s income tax expense.

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

As of December 31, 2025, we had approximately $8.2 billion in outstanding indebtedness, with approximately $1.5 billion in the form of floating rate debt. Our debt level and related debt service obligations may have negative consequences, including:

●	requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment;

●	reducing our flexibility in planning for or reacting to changes in our business and market conditions;

●	exposing us to interest rate risk since a portion of our debt obligations are at variable rates. For example, a one percentage point increase in the average interest rate on our floating rate debt at December 31, 2025 would increase future interest expense by approximately $15 million per year; and

●	increasing our cost of funds and materially and adversely affecting our liquidity and access to the capital markets should we fail to maintain the credit ratings assigned to us by independent rating agencies.

If we add new debt, the risks described above could increase.

We incur significant expenses related to the amortization of intangible assets and may be required to report losses resulting from the impairment of goodwill or other assets recorded in connection with the Nalco, Purolite and Ovivo Electronics transactions and other acquisitions.

We expect to continue to complete selected acquisitions and joint venture transactions in the future. In connection with acquisition and joint venture transactions, applicable accounting rules generally require the tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values. Intangible assets other than goodwill are required to be amortized over their estimated useful lives and this expense may be significant. Any excess in the purchase price paid by the acquiring company over the fair value of tangible and intangible assets of the acquired business is recorded as goodwill. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. As of December 31, 2025, we had goodwill of $9.2 billion which is maintained in various reporting units, including goodwill from the Nalco, Purolite and Ovivo Electronics transactions. If we determine that any of the assets or goodwill recorded in connection with the Nalco, Purolite, and Ovivo Electronics transactions or any other prior or future acquisitions or joint venture transactions have become impaired, we will be required to record a loss resulting from the impairment. Impairment losses could be significant and could have a material adverse effect on our consolidated results of operations and financial position.

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

Cybersecurity Governance

Ecolab’s ISSC, chaired by our CISO, meets regularly and as needed. The Committee is comprised of executive leaders including the Executive Vice President and General Manager - Ecolab Digital (“EVP & GM Digital”), the Senior Vice President IT Enterprise Operations, the Chief Operating Officer, the Chief Financial Officer, the Chief Technical Officer, the General Counsel, the Executive Vice Presidents of our commercial divisions, the Executive Vice President Global Supply Chain, the Executive Vice President Human Resources, the Senior Vice President of Global Business Services, and the Vice President Audit Services.

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

The Board, in coordination with the Audit Committee, provides oversight of our ERM program, including the management of risks arising from cybersecurity threats. The Board receives an overview and the Audit Committee receives reports from our CISO regarding our cybersecurity threat risk management and strategy processes. These reports cover a wide range of topics, and may include current and emerging cybersecurity threat risks, third-party assessments, risk-mitigation tactics and programs, information security considerations arising with respect to our peers and third parties, and our incident response plan.

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

Item 2. Properties.

We operate 30 manufacturing facilities in 13 states in the U.S. Internationally, we operate 70 manufacturing facilities in 39 countries. We own most of our manufacturing locations. Our manufacturing philosophy is to manufacture products wherever an economic, process or quality assurance advantage exists or where proprietary manufacturing techniques dictate in-house production. Currently, most products that we sell are manufactured at our facilities. We position our manufacturing locations and warehouses in a manner to permit ready access to our customers. In general, manufacturing facilities located in the United States serve our U.S. markets and facilities located outside of the United States serve our international markets. However, most of the United States facilities do manufacture products for export. Many of our properties are used by multiple segments.

Our manufacturing facilities produce chemical products and equipment for all our operating segments, although Pest Elimination purchases the majority of their products and equipment from outside suppliers. Our chemical production process consists of blending purchased raw materials into finished products in powder, liquid, and solid form. Additionally, intermediates from reaction chemistries are used in some of the blends and are also packaged directly into finished goods. Our devices and equipment manufacturing operations consist of producing chemical product dispensers and injectors and other mechanical equipment, medical devices, dishwasher racks, related sundries, dish machine refurbishment and water monitoring and maintenance equipment system from purchased components and subassemblies.

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

Our corporate headquarters is comprised of a 17-story building that we own in St. Paul, Minnesota. We also own a 115-acre campus in Eagan, Minnesota that houses a significant research and development center and training facilities as well as several of our administrative functions. We also have a significant business presence in Naperville, Illinois, where our Light & Heavy and Paper operating segments maintain their principal administrative offices and research center, as well as in Greensboro, North Carolina, where our Specialty operating segment maintains its principal administrative offices and a research center. Our Light & Heavy operating segment leases administrative and research facilities in Houston, Texas. Our Life Sciences operating segment maintains leased and owned facilities in the greater King of Prussia, PA area for administrative functions, and research and development.

Significant regional administrative and/or research facilities are located in Campinas, Brazil; Leiden, Netherlands, which we own; and in Bangalore, India; Dubai, UAE; Monheim, Germany; Pune, India; Singapore; Shanghai, China; and Zurich, Switzerland, which we lease. We also have a limited network of small, leased sales offices throughout the world.

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

Dividends

Dividends declared per common share in 2025 were $2.68 per share. In December 2025, we increased our quarterly cash dividend by 12% to $0.73 per share, representing our 34th consecutive annual dividend rate increase. We have paid cash dividends on our common shares for 89 consecutive years. Our outstanding dividend history reflects our long-term growth and development, strong cash flows, solid financial position and confidence in our business prospects for the years ahead.

Holders

On January 30, 2026, we had 4,333 holders of record of our Common Stock.

Issuer Purchases of Equity Securities

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Period	shares purchased	per share	plans or programs (1)	plans or programs (1)
October 1-31, 2025	241,240	$274.2840	241,240	7,170,389
November 1-30, 2025	951,977	260.9840	951,977	6,218,412
December 1-31, 2025	321,591	264.7744	321,591	5,896,821
Total	1,514,808	$263.9068	1,514,808	5,896,821

(1)	As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to 10,000,000 common shares. Subject to market conditions, we expect to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase programs.

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

Comparability of Results

Ovivo Electronics Acquisition

On December 16, 2025, we acquired Ovivo’s electronics business (“Ovivo Electronics”) for total consideration of $1.6 billion in cash. Ovivo Electronics is a leading and fast-growing global provider of breakthrough ultrapure water technologies for semiconductor manufacturing. Ovivo Electronics is reported within our Light & Heavy operating segment. Acquisition and integration charges are recorded within special (gains) and charges. The remaining impacts of the Ovivo Electronics acquisition, including operating results, acquisition-related amortization and interest expense related to the transaction, have also been excluded from adjusted results.

Impact of Acquisitions and Divestitures

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude the impact of special (gains) and charges, the results of our acquired businesses from the first twelve months post acquisition and the results of divested businesses from the twelve months prior to divestiture. In addition, as part of the separation of ChampionX in 2020, we continue to provide certain products to ChampionX which are recorded in product and equipment sales in the Global Water segment along with the related cost of sales. Further, due to the sale of the global surgical solutions business on August 1, 2024, we have excluded the results of that business for January through July 2024 from these organic measures for the year ended December 31, 2024 to remain comparable to the corresponding period in 2025. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

EXECUTIVE SUMMARY

In 2025, we delivered record sales, operating income margin, adjusted diluted earnings per share, and free cash flows. Our team generated strong organic sales growth in Global Pest Elimination and Global Life Sciences, and good organic sales growth in Global Institutional & Specialty and Global Water. Organic operating income grew by double digits, as strong value pricing and improved productivity were partially offset by investments in the business.

Sales

Reported sales increased 2% to $16.1 billion in 2025 from $15.7 billion in 2024. When measured in fixed rates of foreign currency exchange, fixed currency sales increased 2% compared to the prior year. Organic sales increased 3% compared to the prior year.

Gross Margin

Our reported gross margin was 44.5% of sales for 2025, compared to our 2024 reported gross margin of 43.5%. Excluding the impact of special (gains) and charges and the Ovivo Electronics acquisition included in cost of sales, our adjusted gross margin was 44.5% in 2025 and 43.5% in 2024. Our gross margin increase reflected strong value pricing.

Operating Income

Reported operating income decreased 2% to $2.7 billion in 2025, compared to $2.8 billion in 2024. Adjusted operating income, excluding the impact of special (gains) and charges and the Ovivo Electronics acquisition increased 11% in 2025 as strong value pricing and improved productivity were partially offset by investments in the business. Organic operating income increased 13% in 2025.

Earnings Attributable to Ecolab Per Common Share (“EPS”)

Reported diluted EPS decreased 1% to $7.28 in 2025, compared to $7.37 in 2024. Special (gains) and charges had an impact on both years. Special (gains) and charges in 2025 were primarily related to One Ecolab, while in 2024 they were driven primarily by the gain on sale of the global surgical solutions business and restructuring expense. Adjusted diluted EPS, which excludes the impact of special (gains) and charges, discrete tax items and the Ovivo Electronics acquisition increased 13% to $7.53 in 2025 compared to $6.65 in 2024 which reflected good organic sales growth and robust operating income margin expansion.

Balance Sheet

We remain committed to maintaining “A” range ratings metrics over the long-term, supported by our current credit ratings of A-/A3/A- by Standard & Poor’s, Moody’s Investor Services and Fitch, respectively. Our strong balance sheet has allowed us continued access to capital at attractive rates.

Cash Flow

Cash flow from operating activities was $3.0 billion in 2025, compared to $2.8 billion in 2024. We continued to generate strong cash flow from operations, allowing us to fund our ongoing operations, investments in our business, acquisitions, debt repayments, pension obligations and return cash to our shareholders through share repurchases and dividend payments.

Dividends

Dividends declared per common share in 2025 were $2.68 per share. In December 2025 we increased our quarterly cash dividend by 12% to $0.73 per share, representing our 34th consecutive annual dividend rate increase. We have paid cash dividends on our common shares for 89 consecutive years. Our outstanding dividend history reflects our long-term growth and development, strong cash flows, solid financial position and confidence in our business prospects for the years ahead.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 2, “Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements (“Notes”).

Preparation of our consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are considered to be critical if they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

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

The significant assumptions used in developing the required estimates are the discount rates, expected returns on assets and projected salary and health care cost increases.

●	The discount rate assumptions for our U.S. plans are assessed using a yield curve constructed from a subset of bonds yielding greater than the median return from a population of non-callable, corporate bonds that have an average rating of AA when averaging available Moody’s Investor Services, Standard & Poor’s and Fitch ratings. The discount rates are calculated by matching each plans’ projected cash flows to the bond yield curve. For 2025 and 2024, we measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. In determining our U.S. pension obligations and U.S. postretirement health care obligation for 2025, our weighted-average discount rate decreased to 5.28% from 5.58% at year-end 2024.

●	The expected rate of return on plan assets reflects asset allocations, investment strategies and views of investment advisors, and represents our expected long-term return on plan assets. Our weighted-average expected returns on U.S. plan assets used in determining the U.S. pension and U.S. postretirement health care expenses was 8.25% for 2025, 8.00% for 2024, and 7.75% for 2023.

●	Projected salary is based on our long-term actual experience, the near-term outlook and assumed inflation. Our weighted-average projected salary increase used in determining the U.S. pension expenses was 3.60% for 2025, 3.60% for 2024, and 4.03% for 2023.

●	For postretirement benefit measurement purposes as of December 31, 2025, the annual rates of increase in the per capita cost of covered health care were assumed to be 8.15% for pre-65 costs. Post-65 costs are no longer used. The rates are assumed to decrease each year until they reach 4.5% in 2035 and remain at those levels thereafter.

The effects of actual results differing from our assumptions, as well as changes in assumptions, are reflected in the unrecognized gains or losses and amortized into earnings in the future. Significant differences in actual experience or significant changes in assumptions may materially affect future pension and other postretirement obligations and income or expense. The unrecognized net losses on our U.S. qualified and non-qualified pension plans decreased to $486 million as of December 31, 2025, from $526 million as of December 31, 2024 (both before tax), primarily due to higher actual return on assets.

The effect of a decrease in the discount rate or in the expected return on assets assumption as of December 31, 2025, on the December 31, 2025 defined benefit obligation and 2026 expense is shown below, assuming no changes in benefit levels. Expense amounts reflect the accounting for gains or losses as a component of other comprehensive income or expense and recognition of the impacts into earnings over time:

	Effect on U.S. Pension Plans
		Increase in	Higher
	Assumption	Recorded	2026
(millions)	Change	Obligation	Expense
Discount rate	0.25 pts	$33.1	$2.5
Expected return on assets	0.25 pts	N/A	4.4

	Effect on U.S. Postretirement
	Health Care Benefits Plans
		Increase in	Higher
	Assumption	Recorded	2026
(millions)	Change	Obligation	Expense
Discount rate	0.25 pts	$1.9	$-
Expected return on assets	0.25 pts	N/A	-

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

Refer to Note 16, “Retirement Plans,” of the Notes for further discussion concerning our accounting policies, estimates, funded status, contributions and overall financial positions of our pension and postretirement plan obligations.

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

Tax regulations require items to be included in our tax returns at different times than the items are reflected in our financial statements. As a result, the effective income tax rate reflected in our financial statements differs from statutory tax rates. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as depreciation expense.

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

The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe our tax returns properly reflect the tax consequences of our operations, and our liabilities for unrecognized tax benefits are appropriate and sufficient for the positions taken. Because of the uncertainty of the final outcome of these examinations, we have established a liability for potential reductions of tax benefits (including related interest and penalties) for amounts that do not meet the more-likely-than-not thresholds for recognition and measurement as required by authoritative guidance. The liability for unrecognized tax benefits is reviewed throughout the year, taking into account new legislation, regulations, case law and audit results. Settlement of any particular issue could result in offsets to other balance sheet accounts, cash payments or receipts and/or adjustments to tax expense. Liabilities for unrecognized tax benefits are presented in the Consolidated Balance Sheets within other non-current liabilities. Our gross liability for unrecognized tax benefits was $53.9 million and $34.1 million as of December 31, 2025 and 2024, respectively. For additional information on income taxes refer to Note 12, “Income Taxes,” of the Notes.

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

We review our long-lived and amortizable intangible assets, the net value of which was $7.5 billion and $6.5 billion as of December 31, 2025 and 2024, respectively, for impairment when significant events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset or asset group, a significant adverse change in the manner in which asset or asset groups are being used or history of operating or cash flow losses associated with the use of the asset or asset group. Impairment losses could occur when the carrying amount of an asset or asset group exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s or assets group’s carrying amount over its estimated fair value.

We use the straight-line method to recognize amortization expense related to our amortizable intangible assets, including our customer relationships. We consider various factors when determining the appropriate method of amortization for our customer relationships, including projected sales data, customer attrition rates and length of key customer relationships.

Globally, we have a broad customer base. Our retention rate of significant customers has aligned with our acquisition assumptions, including the customer bases acquired from our Nalco, Laboratoires Anios (“Anios”), Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), Purolite and Ovivo Electronics transactions, which make up the majority of our unamortized customer relationships. Our historical retention rates, coupled with our consistent track record of keeping long-term relationships with our customers, support our expectation of consistent sales generation for the foreseeable future from the acquired customer bases. If our customer retention rates or other post-acquisition operational activities change materially, we would evaluate the financial impacts and significance of the events given rise to the change which could result in impairment of our customer relationship intangible assets, or absent an impairment, an acceleration of amortization expense.

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

Goodwill and Indefinite Life Intangible Assets

Goodwill arises from our acquisitions and represents the excess of the fair value of the purchase consideration exchanged over the fair value of net assets acquired. We had total goodwill of $9.2 billion and $7.9 billion as of December 31, 2025 and 2024, respectively. We test our goodwill for impairment at the reporting unit level. Our reporting units are our seven operating segments. We assess goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, we complete an interim goodwill impairment assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill impairment assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, we will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.

For our annual 2025 goodwill impairment assessment, we completed our impairment assessment for our seven reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. Our goodwill impairment assessments for 2025 indicated the estimated fair values of each of these seven reporting units exceeded the carrying amounts of the respective reporting units by a significant margin. No events were noted during the second half of 2025 that required completion of an interim goodwill impairment assessment in the second half of 2025 for any of our seven reporting units. There has been no impairment of goodwill in any of the periods presented.

The Nalco trade name is our only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. For our annual 2025 indefinite life intangible asset impairment assessment, we completed our impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. Our Nalco tradename impairment assessment for 2025 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. No events were noted during the second half of 2025 that required completion of an interim impairment assessment of our Nalco trade name in the second half of 2025. There has been no impairment of the Nalco trade name intangible since it was acquired.

RESULTS OF OPERATIONS

Net Sales

				Percent Change

(millions)	2025	2024	2023	2025	2024
Product and equipment sales	$12,618.5	$12,473.6	$12,316.8
Service and lease sales	3,462.7	3,267.8	3,003.4
Reported GAAP net sales	16,081.2	15,741.4	15,320.2	2%	3%
Impact of Ovivo Electronics on net sales	(3.7)	-	-
Non-GAAP adjusted net sales	16,077.5	15,741.4	15,320.2	2%	3%
Effect of foreign currency translation	(514.0)	(468.0)	(519.2)
Non-GAAP adjusted fixed currency sales	15,563.5	15,273.4	14,801.0	2%	3%
Effect of acquisitions and divestitures	(87.2)	(248.4)	*
Non-GAAP organic sales	$15,476.3	$15,025.0	*	3%	*
* Not meaningful

The percentage components of the year-over-year sales change are shown below:

(percent)	2025	2024
Volume	1%	*	%
Price changes	2	*
Organic sales change	3	*
Acquisitions and divestitures	(1)	*
Fixed currency sales change	2	3
Foreign currency translation	-	-
Reported GAAP net sales change	2%	3%
* Not meaningful

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin (“Gross Margin”)

	2025		2024		2023
		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$6,955.8		$6,990.0		$7,389.2
Service and lease cost of sales	1,975.0		1,909.7		1,765.7
Reported GAAP COS and gross margin	8,930.8	44.5%	8,899.7	43.5%	9,154.9	40.2%
Special (gains) and charges	7.7		5.3		22.5
Impact of Ovivo Electronics on COS	3.5		-		-
Non-GAAP adjusted COS and gross margin	$8,919.6	44.5%	$8,894.4	43.5%	$9,132.4	40.4%

Our COS values and corresponding gross margin are shown above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 44.5%, 43.5%, and 40.2% for 2025, 2024, and 2023, respectively. Our 2025, 2024 and 2023 reported gross margins were negatively impacted by special (gains) and charges of $7.7 million, $5.3 million, and $22.5 million, respectively. Special (gains) and charges items impacting COS are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges and the Ovivo Electronics acquisition, our 2025 adjusted gross margin was 44.5% compared against a 2024 adjusted gross margin of 43.5%. Our adjusted gross margin increased when comparing 2025 against 2024 reflecting strong value pricing.

Excluding the impact of special (gains) and charges, our adjusted gross margin was 43.5% and 40.4% for 2024 and 2023, respectively. The increase primarily reflected strong value pricing and lower delivered product costs.

Selling, General and Administrative Expenses (“SG&A”)

(percent)	2025	2024	2023
SG&A Ratio	26.5%	26.9%	26.5%

The decreased SG&A ratio (SG&A expenses as a percentage of reported net sales) comparing 2025 against 2024 was driven by productivity which was partially offset by growth-oriented investments in the business. The increased SG&A ratio (SG&A expenses as a percentage of reported net sales) comparing 2024 against 2023 was driven by growth-oriented investments in the business which was partially offset by sales productivity.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income included the following items:

(millions)	2025	2024	2023
Cost of sales
One Ecolab	$7.7	$1.9	$-
Other restructuring	-	3.4	22.5
Cost of sales subtotal	7.7	5.3	22.5

Special (gains) and charges
One Ecolab	140.2	98.3	-
Other restructuring	(12.0)	21.8	63.2
Sale of global surgical solutions business	3.0	(340.3)	10.3
Acquisition and integration activities	36.1	12.6	16.1
Other	(12.4)	18.7	21.8
Special (gains) and charges subtotal	154.9	(188.9)	111.4

Total special (gains) and charges	$162.6	($183.6)	$133.9

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting. Per share amounts do not necessarily sum due to rounding.

One Ecolab

On July 30, 2024, we announced the One Ecolab initiative, which will enhance our growth and margin expansion journey. As a program within this initiative, we also announced that we commenced a restructuring plan to leverage our digital technologies to realign the functional work done in many countries into global centers of excellence. In February 2026, we expanded the One Ecolab initiative and anticipate total restructuring costs of $334 million ($261 million after tax) or $0.91 per diluted share and special charges of $91 million ($71 million after tax) or $0.25 per diluted share by the end of 2027. We anticipate that the restructuring costs will primarily be cash expenditures for severance costs relating to team realignment. We also expanded the estimated annualized cost savings to $325 million in continuing operations by 2027. One Ecolab has delivered $119 million of cumulative cost savings.

In anticipation of the One Ecolab initiative, a limited number of actions were taken in the first and second quarter of 2024. As a result, we reclassified $5.3 million ($4.0 million after tax) or $0.01 per diluted share from other restructuring to One Ecolab in the third quarter of 2024.

We recorded restructuring charges of $117.0 million ($90.5 million after tax), or $0.32 per diluted share and $76.5 million ($59.0 million after tax), or $0.21 per diluted share in 2025 and 2024, respectively, primarily related to severance and professional services. In addition, we recorded non-restructuring special charges of $30.9 million ($23.4 million after tax), or $0.08 per diluted share and $23.7 million ($17.9 million after tax), or $0.06 per diluted share in 2025 and 2024, respectively, primarily related to professional services. We have recorded $198.8 million ($153.5 million after tax), or $0.54 per diluted share of cumulative restructuring charges and $54.6 million ($41.3 million after tax), or $0.14 per diluted share of cumulative special charges under the One Ecolab initiative. Net cash payments were $75.8 million during 2025 and $26.9 million in 2024.

The net restructuring liability related to the One Ecolab initiative was $96.1 million and $54.9 million as of December 31, 2025 and 2024, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Other restructuring

Other restructuring is primarily related to the Combined Program which is described below. These activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

Further details related to our restructuring charges are included in Note 3, “Special (Gains) and Charges,” of the Notes.

In November 2022, we approved a Europe cost savings program and subsequently expanded the program to focus on our Institutional and Healthcare businesses in other regions (the “Combined Program”). The restructuring activities were completed at the end of 2024, with total costs of $184.1 million ($151.5 million after tax), or $0.53 per diluted share. Subsequent to the completion of the Combined Program, we finalized the sale of a facility, resulting in a gain of $12.0 million ($9.2 million after tax), or $(0.03) per diluted share in the second quarter of 2025.

In 2024 and 2023, we recorded restructuring (gains) charges of $25.2 million ($18.6 million after tax) or $0.06 per diluted share, and $77.7 million ($66.4 million after tax), or $0.23 per diluted share, respectively, primarily related to severance and professional services in the Combined Program.

We reclassified $5.3 million ($4.0 million after tax), or $0.01 per diluted share from the combined restructuring program to other restructuring activities in the second quarter of 2024.

During 2024, we recorded restructuring charges of $10.6 million ($8.0 million after tax), or $0.03 per diluted share related to an immaterial restructuring plan approved in the second quarter of 2024. This plan became part of the One Ecolab initiative in the third quarter of 2024.

During 2023, we recorded restructuring charges of $8.0 million ($6.0 million after tax), or $0.03 per diluted share related to immaterial or subsequently concluded restructuring programs. The charges were primarily related to severance and asset write-offs.

The restructuring liability balance for all other restructuring plans excluding the One Ecolab Program was $8.8 million and $19.3 million as of December 31, 2025 and 2024, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2025 related to all other restructuring plans excluding the One Ecolab Program was $10.4 million.

Sale of global surgical solutions business

On April 27, 2024, we reached a definitive agreement to sell our global surgical solutions business, which closed on August 1, 2024. During 2024, we recorded a gain on sale of $355.9 million ($257.7 million after tax) or ($0.90) per diluted share, as described in Note 4, “Acquisitions and Dispositions,” of the Notes. During 2025, we recorded charges of $3.0 million ($2.3 million after tax) or $0.01 per diluted share, which are primarily related to professional fees to support the sale. Excluding the gain on sale, we recorded charges of $15.6 million ($12.0 million after tax), or $0.05 per diluted share in 2024, which are primarily related to professional fees to support the sale. During 2023, we recorded charges of $10.3 million ($7.7 million after tax) or $0.03 per diluted share, primarily related to professional fees to support the sale.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2025 include $36.1 million ($31.2 million after tax), or $0.11 per diluted share, primarily related to the Ovivo Electronics and Purolite transactions.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2024 and 2023 include $12.6 million ($9.6 million after tax) or $0.03 per diluted share and $16.1 million ($12.0 million after tax), or $0.04 per diluted share, respectively, primarily related to the Purolite transaction.

Other operating activities

During 2025, we recorded other operating activities to special (gains) and charges on the Consolidated Statements of Income of ($12.4 million) ($10.8 million gain after tax), or ($0.04) per diluted share, relating primarily to the sale of an equity method investment.

During 2024, we recorded other operating activities to special (gains) and charges on the Consolidated Statements of Income of $18.7 million ($13.9 million after tax), or $0.05 per diluted share, relating primarily to a liability relating to a prior divestiture, COVID-19 activities, and certain legal charges. During 2023, we recorded other operating activities to special (gains) and charges on the Consolidated Statements of Income of $21.8 million ($16.7 million after tax), or $0.05 per diluted share, relating primarily to certain legal charges.

Operating Income and Operating Income Margin

				Percent Change

(millions)	2025	2024	2023	2025	2024
Reported GAAP operating income	$2,737.6	$2,802.4	$1,992.3	(2)%	41%
Special (gains) and charges	162.6	(183.6)	133.9
Impact of Ovivo Electronics on operating income	0.5	-	-
Non-GAAP adjusted operating income	2,900.7	2,618.8	2,126.2	11	23
Effect of foreign currency translation	(115.9)	(103.4)	(102.9)
Non-GAAP adjusted fixed currency operating income	2,784.8	2,515.4	2,023.3	11	24
Effect of acquisitions and divestitures	(10.6)	(52.7)	*
Non-GAAP organic operating income	$2,774.2	$2,462.7	*	13%	*
* Not meaningful

(percent)	2025	2024	2023
Reported GAAP operating income margin	17.0%	17.8%	13.0%
Non-GAAP adjusted operating income margin	18.0%	16.6%	13.9%
Non-GAAP adjusted fixed currency operating income margin	17.9%	16.5%	13.7%
Non-GAAP organic operating income margin	17.9%	16.4%	*
* Not meaningful

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by sales.

Our reported operating income was $2,737.6 million, $2,802.4 million, and $1,992.3 million, for 2025, 2024, and 2023, respectively. Our 2025, 2024 and 2023 operating incomes were negatively (positively) impacted by special (gains) and charges of $162.6 million, ($183.6 million) and $133.9 million, respectively.

Excluding the impacts of special (gains) and charges and the Ovivo Electronics acquisition, 2025 adjusted operating income increased 11% as strong value pricing and improved productivity were partially offset by investments in the business. Excluding the impacts of special (gains) and charges 2024 adjusted operating income increased 23% as strong value pricing, lower delivered product costs, and higher volumes were partially offset by investments in the business.

Other (Income) Expense

(millions)	2025	2024	2023
Reported GAAP other (income) expense	($51.4)	($51.3)	($59.9)

Our reported other income was $51.4 million, $51.3 million and $59.9 million, in 2025, 2024 and 2023, respectively. Other (income) expense was flat when comparing 2025 against 2024. Other (income) expense decreased when comparing 2024 against 2023 primarily due to higher pension costs.

Interest Expense, Net

(millions)	2025	2024	2023
Reported GAAP interest expense, net	$241.1	$282.5	$296.7
Impact of Ovivo Electronics on interest expense	3.6	-	-
Non-GAAP adjusted interest expense, net	$237.5	$282.5	$296.7

Our reported net interest expense totaled $241.1 million, $282.5 million, and $296.7 million during 2025, 2024, and 2023, respectively.

Adjusted for the Ovivo Electronics acquisition, the decrease in net interest expense when comparing 2025 against 2024 reflects the impact from lower interest rates and a higher cash balance. The decrease in interest expense when comparing 2024 against 2023 was driven primarily by lower interest expense from the repayment of our January 2024 note and the impact from higher interest income earned on cash balances driven by strong free cash flows and proceeds from the sale of the global surgical solutions business.

Provision for Income Taxes

The following table provides a summary of our tax rate:

(percent)	2025	2024	2023
Reported GAAP tax rate	17.8%	17.1%	20.6%
Tax rate impact of:
Special (gains) and charges	0.3	(1.1)	(0.1)
Discrete tax items	2.1	3.3	(0.6)
Ovivo Electronics tax impacts	-	-	-
Non-GAAP adjusted tax rate	20.2%	19.3%	19.9%

Our reported tax rate was 17.8%, 17.1% and 20.6%, for 2025, 2024, and 2023, respectively. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized a net tax benefit related to discrete tax items of $57.5 million during 2025. Discrete items include tax benefits of $21.5 million associated with recognition of deferred tax attributes and $16.8 million related to share-based compensation excess tax benefits. The remaining net discrete tax benefit of $19.2 million was primarily related to the filing of federal, state and foreign tax returns and other income tax adjustments including the impact of changes in tax laws, audit settlements, and other changes in estimates.

We recognized a net tax benefit related to discrete tax items of $78.6 million during 2024. Discrete items include tax benefits of $62.1 million associated with a change to the tax classification of a wholly-owned non-US subsidiary that resulted in recognizing a capital loss and benefit of $30.4 million due to additional basis of foreign intangible assets. The remaining net discrete tax expense of $13.9 million was primarily related to the filing of federal, state and foreign tax returns and other income tax adjustments including the impact of changes in tax laws, audit settlements, share-based compensation excess tax benefits, and other changes in estimates.

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

Net Income Attributable to Ecolab

				Percent Change

(millions)	2025	2024	2023	2025	2024
Reported GAAP net income attributable to Ecolab	$2,075.6	$2,112.4	$1,372.3	(2)%	54%
Adjustments:
Special (gains) and charges, after tax	127.4	(126.7)	109.2
Discrete tax net (benefit) expense	(57.5)	(78.6)	11.2
Impact of Ovivo Electronics on net income	3.1	-	-
Non-GAAP adjusted net income attributable to Ecolab	$2,148.6	$1,907.1	$1,492.7	13%	28%

Diluted EPS

				Percent Change

(dollars)	2025	2024	2023	2025	2024
Reported GAAP diluted EPS	$7.28	$7.37	$4.79	(1)%	54%
Adjustments:
Special (gains) and charges, after tax	0.45	(0.44)	0.38
Discrete tax net (benefit) expense	(0.21)	(0.28)	0.04
Impact of Ovivo Electronics on diluted EPS	0.01	-	-
Non-GAAP adjusted diluted EPS	$7.53	$6.65	$5.21	13%	28%

Per share amounts do not necessarily sum due to rounding.

Currency translation had a favorable $0.04 impact on reported and adjusted diluted EPS when comparing 2025 to 2024 and unfavorable ($0.09) impact when comparing 2024 to 2023.

SEGMENT PERFORMANCE

The non-U.S. dollar functional currency international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates established by management for 2025. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2, “Significant Accounting Policies,” of the Notes. Additional information about our reportable segments is included in Note 18, “Operating Segment and Geographic Information,” of the Notes.

Fixed currency net sales and operating income for 2025, 2024 and 2023 for our reportable segments are shown in the following tables.

Net Sales				Percent Change

(millions)	2025	2024	2023	2025	2024
Global Water	$7,679.9	$7,483.4	$7,284.1	3%	3%
Global Institutional & Specialty	5,962.0	5,979.4	5,779.4	0	3
Global Pest Elimination	1,219.2	1,140.1	1,044.3	7	9
Global Life Sciences	706.1	670.5	650.8	5	3
Corporate	-	-	42.4	*	*
Subtotal at fixed currency	15,567.2	15,273.4	14,801.0	2	3
Effect of foreign currency translation	514.0	468.0	519.2
Consolidated reported GAAP net sales	$16,081.2	$15,741.4	$15,320.2	2%	3%

Operating Income				Percent Change

(millions)	2025	2024	2023	2025	2024
Global Water	$1,263.9	$1,207.2	$1,042.1	5%	16%
Global Institutional & Specialty	1,357.8	1,202.2	856.5	13	40
Global Pest Elimination	237.1	209.7	200.9	13	4
Global Life Sciences	120.7	91.8	118.9	31	(23)
Corporate	(353.2)	(12.1)	(329.0)	*	*
Subtotal at fixed currency	2,626.3	2,698.8	1,889.4	(3)	43
Effect of foreign currency translation	111.3	103.6	102.9
Consolidated reported GAAP operating income	$2,737.6	$2,802.4	$1,992.3	(2)%	41%

* Not meaningful

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	Year ended
	December 31
Net Sales	2025			2024
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$7,679.9	($80.2)	$7,599.7	$7,483.4	($30.9)	$7,452.5
Global Institutional & Specialty	5,962.0	(1.4)	5,960.6	5,979.4	(217.5)	5,761.9
Global Pest Elimination	1,219.2	(9.3)	1,209.9	1,140.1	-	1,140.1
Global Life Sciences	706.1	-	706.1	670.5	-	670.5
Subtotal at fixed currency	15,567.2	(90.9)	15,476.3	15,273.4	(248.4)	15,025.0
Effect of foreign currency translation	514.0			468.0
Consolidated reported GAAP net sales	$16,081.2			$15,741.4

Operating Income	2025			2024
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$1,263.9	($10.1)	$1,253.8	$1,207.2	$0.2	$1,207.4
Global Institutional & Specialty	1,357.8	0.5	1,358.3	1,202.2	(52.9)	1,149.3
Global Pest Elimination	237.1	(0.5)	236.6	209.7	-	209.7
Global Life Sciences	120.7	-	120.7	91.8	-	91.8
Corporate	(195.2)	-	(195.2)	(195.5)	-	(195.5)
Non-GAAP adjusted fixed currency operating income	2,784.3	(10.1)	2,774.2	2,515.4	(52.7)	2,462.7
Special (gains) and charges	158.0			(183.4)
Subtotal at fixed currency	2,626.3			2,698.8
Effect of foreign currency translation	111.3			103.6
Consolidated reported GAAP operating income	$2,737.6			$2,802.4

Global Water

	2025	2024	2023
Sales at fixed currency (millions)	$7,679.9	$7,483.4	$7,284.1
Sales at public currency (millions)	7,982.4	7,775.9	7,625.5

Organic sales change	2%	*
Acquisitions and divestitures	1%	*
Fixed currency sales change	3%	3%
Foreign currency translation	-%	-%
Public currency sales change	3%	2%

Operating income at fixed currency (millions)	$1,263.9	$1,207.2	$1,042.1
Operating income at public currency (millions)	1,332.9	1,274.2	1,115.4

Fixed currency operating income change	5%	16%
Fixed currency operating income margin	16.5%	16.1%	14.3%
Organic operating income change	4%	*
Organic operating income margin	16.5%	16.2%	*
Public currency operating income change	5%	14%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased 3% in 2025. Organic sales for Global Water increased 2% in 2025 driven by growth in Food & Beverage and Light & Heavy. Organic sales increased in 2024 driven by strong new business wins and value pricing which overcame uneven end-market trends.

At an operating segment level, Light & Heavy organic sales increased 2% in 2025 reflecting double-digit growth in global high-tech, improved growth in downstream and solid manufacturing sales growth, which more than offset soft end-market demand in basic industries. Global high-tech reported strong double-digit sales growth driven by data centers and microelectronics. Downstream reported sales growth in North America was partially offset by softer sales in other international regions. Manufacturing reported solid growth driven by food & beverage. Basic Industries sales declined as new business wins were more than offset by continued soft end-market demand. Light & Heavy organic sales increased in 2024 reflecting strong growth in downstream and manufacturing. Downstream reported strong sales growth in 2024, driven by strong growth in refining and water management. Manufacturing reported strong sales growth in 2024 driven by strong performance across institutional, food & beverage and high-tech. Basic industries reported sales growth in 2024 driven by new business wins that overcame softer market trends. Food & Beverage organic sales increased 4% in 2025 as value pricing and new business wins overcame continued soft industry demand. Organic sales increased in 2024 as good new business wins more than offset continued soft industry demand. Paper organic sales declined 3% in 2025 as continued new business wins were more than offset by ongoing soft customer production rates. Organic sales were flat in 2024 as strong new business wins were offset by soft customer production rates.

Operating Income

Organic operating income and organic operating income margin for Global Water increased in both 2025 and 2024 when compared to prior periods.

Organic operating income margin increased 0.3 percentage points during 2025 compared to 2024, as the 1.1 percentage point positive impact of value pricing was partially offset by the 0.9 percentage point negative impact of investments in the business. Organic operating income margin increased in 2024 compared to 2023, as the positive impacts of lower delivered product costs, strong value pricing, and higher volumes were partially offset by the negative impacts of investments in business.

Global Institutional & Specialty

	2025	2024	2023
Sales at fixed currency (millions)	$5,962.0	$5,979.4	$5,779.4
Sales at public currency (millions)	6,104.6	6,103.4	5,910.8

Organic sales change	3%	*
Acquisitions and divestitures	(4)%	*
Fixed currency sales change	-%	3%
Foreign currency translation	-%	-%
Public currency sales change	-%	3%

Operating income at fixed currency (millions)	$1,357.8	$1,202.2	$856.5
Operating income at public currency (millions)	1,385.9	1,227.4	878.9

Fixed currency operating income change	13%	40%
Fixed currency operating income margin	22.8%	20.1%	14.8%
Organic operating income change	18%	*
Organic operating income margin	22.8%	19.9%	*
Public currency operating income change	13%	40%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales were stable in 2025. Organic sales for Global Institutional & Specialty increased 3% in 2025 with growth in both operating segments. Organic sales increased in 2024 driven by outperformance of end-market trends.

At an operating segment level, Institutional organic sales increased 3% in 2025 reflecting sales growth to hospitality customers partially offset by modestly lower sales to hospitals. Organic sales increased in 2024 reflecting sales growth across restaurants and lodging. Specialty organic sales increased 5% in 2025 driven by new business wins and continued value pricing, which more than offset the impact from non-strategic, low margin business exits. Organic sales increased in 2024 reflecting growth in quick service and food retail.

Operating Income

Organic operating income and organic operating income margin for our Global Institutional & Specialty segment increased in both 2025 and 2024 when compared to prior periods.

Organic operating income margin increased 2.9 percentage points during 2025, as the 4.3 percentage point positive impacts from value pricing, lower supply chain costs and improved productivity were partially offset by the 1.0 percentage point negative impacts of investments in the business. Organic operating income margin increased during 2024, as the positive impacts from strong value pricing, lower supply chain costs and higher volumes were partially offset by the negative impacts of investments in the business.

Global Pest Elimination

	2025	2024	2023
Sales at fixed currency (millions)	$1,219.2	$1,140.1	$1,044.3
Sales at public currency (millions)	1,246.3	1,162.8	1,066.0

Organic sales change	6%	*
Acquisitions and divestitures	1%	*
Fixed currency sales change	7%	9%
Foreign currency translation	-%	-%
Public currency sales change	7%	9%

Operating income at fixed currency (millions)	$237.1	$209.7	$200.9
Operating income at public currency (millions)	242.9	214.3	205.3

Fixed currency operating income change	13%	4%
Fixed currency operating income margin	19.4%	18.4%	19.2%
Organic operating income change	13%	*
Organic operating income margin	19.6%	18.4%	*
Public currency operating income change	13%	4%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased 7% and organic sales increased 6% in 2025. Organic sales for Global Pest Elimination increased in both 2025 and 2024 when compared to prior periods led by growth in food & beverage and restaurants.

Operating Income

Organic operating income for our Global Pest Elimination segment increased in both 2025 and 2024 when compared to prior periods. Organic operating income margin increased in 2025 and decreased in 2024 when compared to prior periods.

Organic operating income margin in Global Pest Elimination increased 1.2 percentage points in 2025, as the 3.7 percentage point positive impacts from value pricing and higher volumes were partially offset by the 3.1 percentage point negative impacts of investments in the business. Organic operating income margin decreased in 2024, as the positive impact from strong value pricing and higher volumes were more than offset by the negative impacts from investments in the business and costs associated with a fourth quarter spike in accidents.

Global Life Sciences

	2025	2024	2023
Sales at fixed currency (millions)	$706.1	$670.5	$650.8
Sales at public currency (millions)	747.9	699.3	675.4

Organic sales change	5%	*
Acquisitions and divestitures	-%	*
Fixed currency sales change	5%	3%
Foreign currency translation	2%	-%
Public currency sales change	7%	4%

Operating income at fixed currency (millions)	$120.7	$91.8	$118.9
Operating income at public currency (millions)	136.0	101.2	125.7

Fixed currency operating income change	31%	(23)%
Fixed currency operating income margin	17.1%	13.7%	18.3%
Organic operating income change	31%	*
Organic operating income margin	17.1%	13.7%	*
Public currency operating income change	34%	(19)%

* Not meaningful

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased 5% in 2025. Organic sales for Global Life Sciences increased 5% in 2025 as compared to 2024 driven by new business wins and progressively improving industry trends. Organic sales for Global Life Sciences increased in 2024 as compared to 2023 driven by new business wins and progressively improving industry trends.

Operating Income

Organic operating income and organic operating income margin for our Global Life Sciences segment both increased in 2025 when compared to 2024. Organic operating income increased and organic operating income margin decreased for our Global Life Sciences segment in 2024 when compared to 2023.

Organic operating income margin increased 3.4 percentage points in 2025, as the 5.9 percentage point positive impact from value pricing, higher volumes and lower delivered product costs were partially offset by the 2.2 percentage point negative impacts from investments in the business, including performance-based compensation. Organic operating income margin decreased in 2024, as the positive impact from value pricing was more than offset by the negative impacts from higher supply chain costs and investments in the business.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 37 include sales to ChampionX in accordance with the transitional supply agreement entered into with the transaction post-separation, as discussed in Note 17, “Revenues,” intangible asset amortization specifically from the Nalco, Purolite and Ovivo Electronics transactions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 33.

FINANCIAL POSITION, CASH FLOW AND LIQUIDITY

Financial Position

Total assets were $24.7 billion as of December 31, 2025, compared to total assets of $22.4 billion as of December 31, 2024.

Total liabilities were $14.9 billion as of December 31, 2025, compared to total liabilities of $13.6 billion as of December 31, 2024. Total debt was $8.2 billion as of December 31, 2025 and $7.6 billion as of December 31, 2024. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to EBITDA is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

	2025	2024	2023
(ratio)
Net debt to EBITDA	2.0	1.7	2.4

(millions)
Total debt	$8,236.3	$7,564.9	$8,181.8
Cash	646.2	1,256.8	919.5
Net debt	$7,590.1	$6,308.1	$7,262.3

Net income including noncontrolling interest	$2,093.3	$2,131.9	$1,393.0
Provision for income taxes	454.6	439.3	362.5
Interest expense, net	241.1	282.5	296.7
Depreciation	672.6	634.9	616.7
Amortization	303.8	300.5	306.9
EBITDA	$3,765.4	$3,789.1	$2,975.8

Cash Flows

Operating Activities

				Dollar Change

(millions)	2025	2024	2023	2025	2024
Cash provided by operating activities	$2,952.6	$2,813.9	$2,411.8	$138.7	$402.1

We continue to generate cash flow from operations allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases.

Cash provided by operating activities increased $139 million in 2025 compared to 2024, driven by a $219 million increase in net income, adjusted for the net gain on sale of surgical solutions business in 2024, partially offset by a $120 million unfavorable change in working capital. The cash flow impact from working capital was primarily driven by improvement in inventory due to optimization efforts offset by a decrease in accounts payable primarily associated with our inventory reduction efforts and timing impacts.

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

The impact on operating cash flows of pension and postretirement plan contributions, cash activity related to restructuring, cash paid for income taxes and cash paid for interest, are shown in the following table:

				Dollar Change

(millions)	2025	2024	2023	2025	2024
Pensions and postretirement plan contributions	$77.8	$54.4	$109.3	$23.4	($54.9)
Restructuring payments	86.2	78.0	118.3	8.2	(40.3)
Income tax payments	548.1	647.4	469.2	(99.3)	178.2
Interest payments	302.6	342.6	324.8	(40.0)	17.8

Investing Activities

				Dollar Change

(millions)	2025	2024	2023	2025	2024
Cash used for investing activities	($2,707.2)	($433.8)	($990.5)	($2,273.4)	$556.7

Cash provided by (used for) investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as from capital investments in the business.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures were $1.0 billion, $995 million, and $775 million in 2025, 2024, and 2023, respectively.

Cash used for acquisitions and investments in affiliates, net of cash acquired, in 2025, 2024 and 2023 was $1.6 billion, $313 million, and $180 million, respectively. Cash used for acquisitions and investments in affiliates, net of cash acquired, in 2025 primarily related to the Ovivo Electronics acquisition. Cash used for dispositions, net of cash divested, related to the divestiture of our global surgical solutions business was $15 million in 2025. Cash provided by dispositions, net of cash divested, related to the divestiture of our global surgical solutions business was $890 million in 2024. There was no cash used for or provided by dispositions in 2023. Our acquisitions and divestitures are discussed further in Note 4, “Acquisitions and Dispositions,” of the Notes. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

Financing Activities

				Dollar Change

(millions)	2025	2024	2023	2025	2024
Cash used for financing activities	($853.3)	($2,024.1)	($1,054.7)	$1,170.8	($969.4)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We issued $1 billion aggregate principal amount and received $994 million in proceeds of fixed rate public notes in 2025. The proceeds received from the debt issuances were used for general corporate purposes, which included partial funding of the Ovivo Electronics acquisition. There were no long-term debt issuances in 2024 or 2023. In addition, we had commercial paper and notes payable net issuances of $98 million in 2025, $2 million in 2024 and net repayments of $2 million in 2023, respectively. We repaid €575 million ($674 million), €575 million ($630 million), and $500 million of long-term debt in 2025, 2024 and 2023, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $784 million, $987 million, and $14 million shares in 2025, 2024, and 2023, respectively.

The impact on financing cash flows of commercial paper and notes payable repayments, long-term debt borrowings and long-term debt repayments, are shown in the following table:

				Dollar Change

(millions)	2025	2024	2023	2025	2024
Net issuances (repayments) of commercial paper and notes payable	$98.2	$1.9	($1.9)	$96.3	$3.8
Long-term debt borrowings	1,045.6	-	-	1,045.6	-
Long-term debt repayments	(674.2)	(630.4)	(500.0)	(43.8)	(130.4)

In December 2025, we increased our quarterly dividend rate by 12%. This represents the 34th consecutive year we have increased our dividend. We have paid dividends on our common stock for 89 consecutive years. We paid dividends of $754 million, $664 million, and $617 million in 2025, 2024, and 2023, respectively. Cash dividends declared per share of common stock, by quarter, for each of the last three years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2025	$0.65	$0.65	$0.65	$0.73	$2.68
2024	$0.57	$0.57	$0.57	$0.65	$2.36
2023	$0.53	$0.53	$0.53	$0.57	$2.16

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

As of December 31, 2025, we had $646 million of cash and cash equivalents on hand, of which $476 million was held outside of the U.S. As of December 31, 2024, we had $1,257 million of cash and cash equivalents on hand, of which $382 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

In July 2025 and January 2024, we repaid €575 million ($674 million), and €575 million ($630 million) of long-term debt, respectively.

As of December 31, 2024, we had a $2.0 billion multi-year revolving credit facility which was due to expire in April 2026. In March 2025, we entered into an amended and restated revolving credit facility which extended the maturity from April 2026 to March 2030. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At year end, we had $100 million in commercial paper outstanding under our U.S. program and none under our Euro program. There were no borrowings under our credit facility as of December 31, 2025 or 2024. As of December 31, 2025, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

Additionally, we have uncommitted credit lines with major international banks and financial institutions. These credit lines support our daily global funding needs, primarily our global cash pooling structures. As of December 31, 2025, we had $217 million of bank supported letters of credit, short-term borrowings, surety bonds and guarantees outstanding in support of our commercial business transactions. We do not have any other significant unconditional purchase obligations or commercial commitments.

As of December 31, 2025, Standard & Poor’s, Fitch and Moody’s rated our long-term credit at A- (stable outlook), A- (stable outlook) and A3 (stable outlook), respectively. A reduction in our credit ratings could limit or preclude our ability to issue commercial paper under our current programs or could also adversely affect our ability to renew existing, or negotiate new, credit facilities in the future and could increase the cost of these facilities.

As of December 31, 2025, we were in compliance with our debt covenants and other requirements of our credit agreements and indentures.

A schedule of our various obligations as of December 31, 2025 are summarized in the following table:

		Payments Due by Period
		Less			More
		Than	2-3	4-5	Than
(millions)	Total	1 Year	Years	Years	5 Years
Commercial paper and notes payable	$111	$111	$-	$-	$-
One-time transition tax	36	36	-	-	-
Long-term debt	8,125	759	2,017	699	4,650
Operating leases	890	197	300	141	252
Interest*	3,451	313	494	395	2,249
Total	$12,613	$1,416	$2,811	$1,235	$7,151

*Interest on variable rate debt was calculated using the interest rate at December 31, 2025.

As of December 31, 2025, our gross liability for unrecognized tax benefits was $54 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.

We do not have required minimum cash contribution obligations for our qualified pension plans in 2025. We are required to fund certain international pension benefit plans in accordance with local legal requirements. We estimate contributions to be made to our international plans will approximate $39 million in 2026. These amounts have been excluded from the schedule of contractual obligations.

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

We enter into cross-currency swap derivative contracts to hedge certain Euro, Chinese Yuan (“CNY”) and Canadian Dollar (“CAD”) denominated exposures from our investments in certain of its respective denominated functional currency subsidiaries. We use net investment hedges as hedging instruments to manage risks associated with our investments in foreign operations. As of December 31, 2025, we had €2,275 million ($2,672 million), CNY 3,986 million ($570 million), and CAD 280 million ($204 million) contracts outstanding designated as net investment hedges.

We manage interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of December 31, 2025, we had $1,500 million of interest rate swaps outstanding.

Refer to Note 8, “Derivatives and Hedging Transactions,” of the Notes for further information on our hedging activity.

Based on a sensitivity analysis (assuming a 10% change in market rates) of our foreign exchange and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would increase/decrease our financial position and liquidity by approximately $388 million. The effect on our results of operations would be substantially offset by the impact of the hedged items.

GLOBAL ECONOMIC AND POLITICAL ENVIRONMENT

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina, Turkey and Egypt are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina, Turkey and Egypt. During 2025, sales in Argentina, Turkey and Egypt represented approximately 1% of our consolidated sales. Assets held in Argentina, Turkey and Egypt at the end of 2025 represented approximately 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination to limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments, such as the imposition of additional sanctions by the United States. Our Russian and Ukraine operations represented approximately 1% of our 2025 consolidated net sales. We recorded charges of $1.4 million in 2023, primarily related to recoverability risk of certain assets in both Russia and Ukraine. We cannot predict the progress or outcome of world geopolitical events, including the Russia and Ukraine conflict, or the consequences thereof.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2, “Significant Accounting Policies,” of the Notes.

SUBSEQUENT EVENTS

In February 2026, we expanded our existing One Ecolab restructuring program. We now anticipate total restructuring costs of $334 million ($261 million after tax) and special charges of $91 million ($71 million after tax) by the end of 2027. We anticipate that the restructuring costs will primarily be cash expenditures for severance costs relating to team realignment.

In February 2026, we entered into cross-currency swap derivative contracts with aggregate notional amounts of 100 million Swiss Franc (“CHF”). These cross-currency swap derivative contracts are designated as net investment hedges of our CHF denominated exposures from our investments in certain of our CHF denominated functional currency subsidiaries.

NON-GAAP FINANCIAL MEASURES

This MD&A includes financial measures that have not been calculated in accordance with U.S. GAAP. These non-GAAP measures may include:

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

●  Free cash flow

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

Our non-GAAP financial measures for adjusted net sales and adjusted interest expense, net exclude the impact of the Ovivo Electronics acquisition. Our non-GAAP financial measures for adjusted cost of sales, adjusted gross margin and adjusted operating income exclude the impact of special (gains) and charges and the Ovivo Electronics acquisition, and our non-GAAP financial measures for adjusted tax rate, adjusted net income attributable to Ecolab and adjusted diluted EPS further exclude the impact of discrete tax items. We include items within special (gains) and charges and discrete tax items that we believe can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results. After tax special (gains) and charges are derived by applying the applicable local jurisdictional tax rate to the corresponding pre-tax special (gains) and charges.

EBITDA is defined as net income including non-controlling interest with the sum of provision for income taxes, net interest expense, depreciation and amortization added back. Adjusted EBITDA further adds back special (gains) and charges impacting EBITDA. EBITDA and adjusted EBITDA are used in our net debt to EBITDA and net debt to adjusted EBITDA ratios, which we view as important indicators of the operational and financial health of our organization.

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

Our non-GAAP financial measures for organic sales, organic operating income and organic operating income margin are at fixed currency and exclude: (i) the impact of special (gains) and charges where applicable, (ii) the impact of the Ovivo Electronics acquisition, (iii) the results of our acquired businesses from the first twelve months post acquisition and (iv) the results of divested businesses from the twelve months prior to divestiture. Further, due to the sale of the global surgical solutions business on August 1, 2024, we have excluded the results of the business for the nine-month period ended September 30, 2024 from these organic measures to remain comparable to the corresponding period in 2025. In addition, as part of the separation of ChampionX in 2020, we continue to provide certain products to ChampionX, which are recorded in product and equipment sales in the Global Water segment along with the related cost of sales. These transactions are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

We define free cash flow as net cash provided by operating activities less cash outlays for capital expenditures. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. It should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. We believe free cash flow is meaningful to investors as it functions as a useful measure of performance and we use this measure as an indication of the strength of the Company and its ability to generate cash.

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

We do not provide reconciliations for non-GAAP estimates on a forward-looking basis (including those contained in this Form 10-K) when we are unable to provide a meaningful or accurate calculation or estimation of reconciling items and the information is not available without unreasonable effort. This is due to the inherent difficulty of forecasting the timing and amount of various items that have not yet occurred, are out of our control and/or cannot be reasonably predicted, and that would impact reported earnings per share and the reported tax rate, the most directly comparable forward-looking GAAP financial measures to adjusted earnings per share and the adjusted tax rate. For the same reasons, we are unable to address the probable significance of the unavailable information.

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

The Audit Committee of the Board of Directors, composed of solely of independent directors, is responsible for monitoring the quality and integrity of the corporation’s consolidated financial statements, and management’s system of internal control over financial reporting. The Audit Committee is directly responsible for the appointment of the Company’s independent registered public accounting firm. It meets regularly with management, the internal auditors and the independent registered public accounting firm.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the design and operating effectiveness of internal control over financial reporting was conducted based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2025.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 as stated in their report which is included herein.

Christophe Beck	Scott D. Kirkland
Chairman and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ecolab Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Projected Benefit Obligation – U.S. Qualified Pension Plan

As described in Note 16 to the consolidated financial statements, the Company’s projected benefit obligations for the U.S. pension plans was $1,818 million as of December 31, 2025, of which $1,738 million related to the U.S. qualified pension plan. The measurement of the Company’s pension benefit obligations are dependent on a variety of assumptions determined by management and used by actuaries in their valuation method and calculations. The significant assumptions used in developing the required estimates of the projected benefit obligations are the discount rates and projected salary increases.

The principal considerations for our determination that performing procedures relating to the valuation of the projected benefit obligation for the U.S. qualified pension plan is a critical audit matter are (i) the significant judgment by management when developing the estimate of the projected benefit obligation for the U.S. qualified pension plan; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the projected benefit obligations, including controls over the valuation of the projected benefit obligation for the U.S. qualified pension plan. These procedures also included, among others (i) testing management’s process for developing the estimate of the projected benefit obligation for the U.S. qualified pension plan; (ii) evaluating the appropriateness of the actuarial valuation method used by management; (iii) testing the completeness and accuracy of the underlying data used in the actuarial valuation method; and (iv) evaluating the reasonableness of the significant assumption used by management related to the discount rate. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the actuarial valuation method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 23, 2026

We have served as the Company’s auditor since 1970.

CONSOLIDATED STATEMENTS OF INCOME

(millions, except per share amounts)	2025	2024	2023

Product and equipment sales	$12,618.5	$12,473.6	$12,316.8
Service and lease sales	3,462.7	3,267.8	3,003.4
Net sales	16,081.2	15,741.4	15,320.2
Product and equipment cost of sales	6,955.8	6,990.0	7,389.2
Service and lease cost of sales	1,975.0	1,909.7	1,765.7
Cost of sales (including special charges (a))	8,930.8	8,899.7	9,154.9
Selling, general and administrative expenses	4,257.9	4,228.2	4,061.6
Special (gains) and charges	154.9	(188.9)	111.4
Operating income	2,737.6	2,802.4	1,992.3
Other (income) expense	(51.4)	(51.3)	(59.9)
Interest expense, net	241.1	282.5	296.7
Income before income taxes	2,547.9	2,571.2	1,755.5
Provision for income taxes	454.6	439.3	362.5
Net income including noncontrolling interest	2,093.3	2,131.9	1,393.0
Net income attributable to noncontrolling interest	17.7	19.5	20.7
Net income attributable to Ecolab	$2,075.6	$2,112.4	$1,372.3

Earnings attributable to Ecolab per common share
Basic	$ 7.33	$ 7.43	$ 4.82
Diluted	$ 7.28	$ 7.37	$ 4.79

Weighted-average common shares outstanding
Basic	283.3	284.3	285.0
Diluted	285.2	286.6	286.5

(a)	Cost of sales includes special (gains) and charges of $7.7 in 2025, $5.3 in 2024, and $14.5 in 2023, which is recorded in product and equipment cost of sales. Cost of sales includes special (gains) and charges of $8.0 in 2023 which is recorded in service and lease cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(millions)	2025	2024	2023

Net income including noncontrolling interest	$2,093.3	$2,131.9	$1,393.0

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	276.7	(187.1)	10.0
Gain (loss) on net investment hedges	(216.1)	52.4	(73.1)
Total foreign currency translation adjustments	60.6	(134.7)	(63.1)

Derivatives and hedging instruments	(8.6)	8.7	(7.8)

Pension and postretirement benefits	55.6	(5.6)	(55.1)

Subtotal	107.6	(131.6)	(126.0)

Total comprehensive income, including noncontrolling interest	2,200.9	2,000.3	1,267.0
Comprehensive income attributable to noncontrolling interest	17.6	19.5	18.5
Comprehensive income attributable to Ecolab	$2,183.3	$1,980.8	$1,248.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(millions, except per share amounts)	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$646.2	$1,256.8
Accounts receivable, net	3,249.4	2,865.0
Inventories	1,490.4	1,464.9
Other current assets	569.6	439.0
Total current assets	5,955.6	6,025.7
Property, plant and equipment, net	4,276.6	3,752.4
Goodwill	9,227.0	7,907.3
Other intangible assets, net	3,688.5	3,308.8
Operating lease assets	765.9	723.2
Other assets	782.7	670.4
Total assets	$24,696.3	$22,387.8

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$870.4	$615.7
Accounts payable	2,071.0	1,810.0
Compensation and benefits	721.5	727.4
Income taxes	134.3	127.0
Other current liabilities	1,737.5	1,512.7
Total current liabilities	5,534.7	4,792.8
Long-term debt	7,365.9	6,949.2
Pension and postretirement benefits	546.1	634.9
Deferred income taxes	329.9	280.0
Operating lease liabilities	596.5	575.5
Other liabilities	518.7	366.2
Total liabilities	14,891.8	13,598.6
Commitments and contingencies (Note 15)

Equity (a)
Common stock	369.4	367.8
Additional paid-in capital	7,521.3	7,159.6
Retained earnings	12,834.0	11,517.1
Accumulated other comprehensive loss	(1,874.3)	(1,982.0)
Treasury stock	(9,079.6)	(8,305.2)
Total Ecolab shareholders’ equity	9,770.8	8,757.3
Noncontrolling interest	33.7	31.9
Total equity	9,804.5	8,789.2
Total liabilities and equity	$24,696.3	$22,387.8

(a)	Common stock, 800.0 shares authorized, $1.00 par value, 282.0 shares outstanding at December 31, 2025 and 283.4 shares outstanding at December 31, 2024. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)	2025	2024	2023

OPERATING ACTIVITIES
Net income including noncontrolling interest	$2,093.3	$2,131.9	$1,393.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	672.6	634.9	616.7
Amortization	303.8	300.5	306.9
Deferred income taxes	(33.4)	(190.5)	(55.7)
Share-based compensation expense	136.6	134.8	95.1
Pension and postretirement plan contributions	(77.8)	(54.4)	(109.3)
Pension and postretirement plan expense (income), net	15.0	14.3	3.1
Restructuring charges, net of cash paid	18.8	23.7	(32.6)
Sale of global surgical solutions business	1.1	(381.7)	-
Other, net	28.8	24.3	31.9
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(185.9)	(146.7)	(84.3)
Inventories	36.4	(115.6)	320.3
Other assets	83.6	(24.3)	72.2
Accounts payable	67.7	300.0	(232.3)
Other liabilities	(208.0)	162.7	86.8
Cash provided by operating activities	2,952.6	2,813.9	2,411.8

INVESTING ACTIVITIES
Capital expenditures	(1,048.3)	(994.5)	(774.8)
Property and other assets sold	52.3	11.3	9.9
Acquisitions and investments in affiliates, net of cash acquired	(1,621.3)	(312.9)	(180.4)
Divestiture of businesses, net of cash divested	(14.9)	889.7	-
Other, net	(75.0)	(27.4)	(45.2)
Cash used for investing activities	(2,707.2)	(433.8)	(990.5)

FINANCING ACTIVITIES
Net issuances (repayments) of commercial paper and notes payable	98.2	1.9	(1.9)
Long-term debt borrowings	1,045.6	-	-
Long-term debt repayments	(674.2)	(630.4)	(500.0)
Reacquired shares	(783.8)	(986.5)	(13.7)
Dividends paid	(753.6)	(664.3)	(617.3)
Exercise of employee stock options	228.2	259.4	96.8
Hedge settlements	-	(0.6)	(15.3)
Other, net	(13.7)	(3.6)	(3.3)
Cash used for financing activities	(853.3)	(2,024.1)	(1,054.7)

Effect of exchange rate changes on cash and cash equivalents	(2.7)	(18.7)	(45.7)

(Decrease) Increase in cash and cash equivalents	(610.6)	337.3	320.9
Cash and cash equivalents, beginning of period	1,256.8	919.5	598.6
Cash and cash equivalents, end of period	$646.2	$1,256.8	$919.5

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$548.1	$647.4	$469.2
Net interest paid	302.6	342.6	324.8

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Year ended December 31, 2025, 2024 and 2023
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2022	$364.7	$6,580.2	$9,318.8	($1,726.6)	($7,301.0)	$7,236.1	$22.5	$7,258.6

Net income			1,372.3			1,372.3	20.7	1,393.0
Other comprehensive income (loss) activity				(123.8)		(123.8)	(2.2)	(126.0)
Cash dividends declared (a)			(615.7)			(615.7)	(13.5)	(629.2)
Changes in noncontrolling interests		(4.5)				(4.5)		(4.5)
Stock options and awards	1.0	191.0			2.0	194.0		194.0
Reacquired shares					(13.7)	(13.7)		(13.7)
Balance, December 31, 2023	365.7	6,766.7	10,075.4	(1,850.4)	(7,312.7)	8,044.7	27.5	8,072.2

Net income			2,112.4			2,112.4	19.5	2,131.9
Other comprehensive income (loss) activity				(131.6)		(131.6)		(131.6)
Cash dividends declared (a)			(670.7)			(670.7)	(15.1)	(685.8)
Stock options and awards	2.1	392.9			3.6	398.6		398.6
Reacquired shares					(996.1)	(996.1)		(996.1)
Balance, December 31, 2024	367.8	7,159.6	11,517.1	(1,982.0)	(8,305.2)	8,757.3	31.9	8,789.2

Net income			2,075.6			2,075.6	17.7	2,093.3
Other comprehensive income (loss) activity				107.7		107.7	(0.1)	107.6
Cash dividends declared (a)			(758.7)			(758.7)	(16.5)	(775.2)
Acquisition of noncontrolling interests							0.7	0.7
Stock options and awards	1.6	361.7			2.8	366.1		366.1
Reacquired shares					(777.2)	(777.2)		(777.2)
Balance, December 31, 2025	$369.4	$7,521.3	$12,834.0	($1,874.3)	($9,079.6)	$9,770.8	$33.7	$9,804.5

(a)	Dividends declared per common share were $2.68, $2.36, and $2.16 in 2025, 2024 and 2023, respectively.

COMMON STOCK ACTIVITY

	2025		2024		2023
	Common	Treasury	Common	Treasury	Common	Treasury
Year ended December 31	Stock	Stock	Stock	Stock	Stock	Stock
Shares, beginning of year	367,818,175	(84,463,429)	365,748,640	(80,300,109)	364,711,841	(80,261,501)
Stock options	1,308,470	36,586	1,772,396	31,531	802,645	14,629
Stock awards	288,878	28,586	297,139	51,791	234,154	30,437
Reacquired shares	-	(2,994,702)	-	(4,246,642)	-	(83,674)
Shares, end of year	369,415,523	(87,392,959)	367,818,175	(84,463,429)	365,748,640	(80,300,109)

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

The Company is aligned into four reportable segments: Global Water, Global Institutional & Specialty, Global Pest Elimination, and Global Life Sciences as discussed in Note 18, “Operating Segments and Geographical Information.”

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s critical accounting estimates include, actuarially determined liabilities, income taxes, long-lived assets, intangible assets and goodwill.

Foreign Currency Translation

Financial position and reported results of operations of the Company’s non-U.S. dollar functional currency international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year end. The translation adjustments related to assets and liabilities that arise from changes in exchange rates from period to period are included in accumulated other comprehensive income (loss) in shareholders’ equity. Income statement accounts are translated at average rates of exchange prevailing during the year. As discussed in Note 18, “Operating Segments and Geographic Information,” the Company evaluates its international operations based on fixed rates of exchange; however, changes in exchange rates from period to period impact the amount of reported income from consolidated operations.

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

The Company’s allowance for credits related to pricing or quantities shipped was $43 million, $53 million and $72 million as of December 31, 2025, 2024 and 2023, respectively. Credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

(millions)	2025	2024	2023

Beginning balance	$70.0	$77.3	$71.9
Bad debt expense	51.4	46.9	54.0
Write-offs	(48.5)	(51.0)	(46.2)
Other (a)	1.2	(3.2)	(2.4)
Ending balance	$74.1	$70.0	$77.3

(a)	Other amounts are primarily the effects of changes in currency translations and acquired balances.

Inventory Valuations

Inventories are valued at the lower of cost or net realizable value. Certain U.S. inventory costs are determined on a last-in, first-out (“LIFO”) basis. LIFO inventories represented 30% and 31% of consolidated inventories as of December 31, 2025 and 2024, respectively. All other inventory costs are determined using either the average cost or first-in, first-out (“FIFO”) methods. Inventory values at FIFO, as shown in Note 5, “Balance Sheet Information,” approximate replacement cost.

Property, Plant and Equipment

Property, plant and equipment assets are stated at cost. Dispensing and monitoring equipment consists principally of various dispensing systems for the Company’s cleaning and sanitizing products, warewashing machines and process control and monitoring equipment. Certain dispensing systems capitalized by the Company are accounted for on a mass asset basis, whereby equipment is capitalized and depreciated as a group and written off when fully depreciated. The Company capitalizes both internal and external costs to develop or purchase computer software. Costs incurred for data conversion, training and maintenance associated with capitalized software are expensed as incurred. Expenditures for major renewals and improvements, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or disposition of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income.

Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives ranging from 5 to 40 years for buildings and leasehold improvements, 3 to 20 years for machinery and equipment, 3 to 20 years for dispensing and monitoring equipment and 3 to 7 years for capitalized software. The straight-line method of depreciation reflects an appropriate allocation of the cost of the assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Depreciation expense was $673 million, $635 million and $617 million for 2025, 2024 and 2023, respectively.

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

During the second quarter of 2025, the Company completed its annual goodwill impairment assessment for its seven reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values and discount rates. The Company’s goodwill impairment assessments for 2025 indicated the estimated fair values of each of these seven reporting units exceeded the carrying amounts of the respective reporting unit by a significant margin. The Company evaluates the need to complete interim goodwill impairment assessments when significant events or changes in business circumstances indicate that it is more likely than not that the carrying amount of a reporting unit may be higher than its fair value. No events were noted during the second half of 2025 that required completion of an interim goodwill impairment assessment for any of the Company’s eight reporting units. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company’s reportable segments were as follows:

		Global	Global
	Global	Institutional	Pest	Global
(millions)	Water	& Specialty	Elimination	Life Sciences	Total
December 31, 2023	$4,243.5	$610.0	$136.3	$3,158.4	$8,148.2
Segment change (a)	-	717.0	-	(717.0)	-
December 31, 2023	4,243.5	1,327.0	136.3	2,441.4	8,148.2
Current year business combinations (b)	116.2	6.5	33.9	-	156.6
Prior year business combinations (c)	1.2	-	-	-	1.2
Divestiture of businesses (d)	-	(305.9)	-	-	(305.9)
Effect of foreign currency translation	(56.0)	(3.3)	(0.8)	(32.7)	(92.8)
December 31, 2024	$4,304.9	$1,024.3	$169.4	$2,408.7	$7,907.3
Current year business combinations (b)	1,105.4	-	17.4	-	1,122.8
Prior year business combinations (c)	5.6	-	0.1	-	5.7
Effect of foreign currency translation	89.6	17.2	2.7	81.7	191.2
December 31, 2025	$5,505.5	$1,041.5	$189.6	$2,490.4	$9,227.0

(a)	Relates to reclassifications made to reportable segments in the current year. Effective January 1, 2025, the Company’s former Global Industrial reportable segment was renamed Global Water and includes the Light & Heavy (previously named Water), Food & Beverage, and Paper operating segments. The Global Institutional & Specialty reportable segment continues to include the Institutional and Specialty operating segments. The Company’s former healthcare operating segment moved into the Institutional operating segment. Global Life Sciences (formerly Global Healthcare & Life Sciences) was elevated to a standalone reportable segment. The Global Pest Elimination segment remains a standalone reportable segment. After these changes, the Company has seven operating segments. Refer to Note 18, “Operating Segments and Geographic Information,” for further information.
(b)	Represents goodwill associated with current year acquisitions. For 2025, approximately $17 million of goodwill related to businesses acquired is expected to be tax deductible. For 2024, approximately $132 million of goodwill related to businesses acquired is expected to be tax deductible related primarily to the acquisition of Barclay Water Management. Refer to Note 4, “Acquisitions and Dispositions,” for additional information.
(c)	Represents purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.
(d)	Represents goodwill associated with the sale of the global surgical solutions business (refer to Note 4, “Acquisitions and Dispositions,” for additional information).

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. During the second quarter of 2025, the Company completed its annual impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rate and discount rates. The Company’s Nalco trade name impairment assessment for 2025 indicated the estimated fair value of the Nalco trade name exceeded its $1.2 billion carrying amount by a significant margin. No events were noted during the second half of 2025 that required completion of an interim impairment assessment of the Company’s Nalco trade name. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technology primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. The weighted-average useful life of amortizable intangible assets was 15 years as of both December 31, 2025 and 2024.

The weighted-average useful life by type of amortizable asset at December 31, 2025 were as follows:

(years)

Customer relationships	16
Patents	15
Trademarks	12
Other technology	11

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

(millions)
2023	$307
2024	301
2025	304
2026	338
2027	215
2028	207
2029	199
2030	185

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

Lessor

The Company accounts for lease and nonlease components separately. The nonlease components, such as product and service revenue, are accounted for under Topic 606 Revenue from Contracts with Customers, refer to Note 17, “Revenues,” for more information. Revenue from leasing equipment is recognized on a straight-line basis over the life of the lease. Cost of sales includes the depreciation expense for assets under operating leases. The assets are depreciated over their estimated useful lives. Initial lease terms range from one year to five years and most leases include renewal options.

Lease contracts convey the right for the customer to control the equipment for a period of time as defined by the contract. There are no options for the customer to purchase the equipment and therefore the equipment remains the property of the Company at the end of the lease term. Refer to Note 13, “Rentals and Leases,” for additional information regarding rental and leases.

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

Refer to Note 12, “Income Taxes,” for additional information regarding income taxes.

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

All excess tax benefits or deficiencies are recognized as discrete income tax items on the Consolidated Statements of Income. The extent of excess tax benefits is subject to variation in stock price and stock option exercises. Refer to Note 11, “Equity Compensation Plans,” for additional information regarding equity compensation plans.

Restructuring Activities

The Company’s restructuring activities are associated with plans to enhance its efficiency, effectiveness and sharpen its competitiveness. These restructuring plans include net costs associated with significant actions involving employee-related severance charges, contract termination costs and asset write-downs and disposals. Employee termination costs are largely based on policies and severance plans, and include personnel reductions and related costs for severance, benefits and outplacement services. These charges are reflected in the quarter in which the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Contract termination costs include charges to terminate leases prior to the end of their respective terms and other contract termination costs. Asset write-downs and disposals include leasehold improvement write-downs, other asset write-downs associated with combining operations and disposal of assets. Refer to Note 3, “Special (Gains) and Charges,” for additional information regarding restructuring activities.

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

Other Considerations

Contracts with customers may include multiple performance obligations. For contracts with multiple performance obligations, the consideration is allocated between products and services based on their stand-alone selling prices. Stand-alone selling prices are generally based on the prices charged to customers when the good or service is not bundled with other products or services or using an expected cost plus margin. Judgment is used in determining the amount of service that is embedded within the Company’s contracts, which is based on the amount of time spent on the performance obligation activities. The level of effort, including the estimated margin that would be charged, is used to determine the amount of service revenue. Depending on the terms of the contract, the Company may defer the recognition of revenue when a future performance obligation has not yet occurred.

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

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

(millions, except per share)	2025	2024	2023

Net income attributable to Ecolab	$2,075.6	$2,112.4	$1,372.3

Weighted-average common shares outstanding
Basic	283.3	284.3	285.0
Effect of dilutive stock options and units	1.9	2.3	1.6
Diluted	285.2	286.6	286.5

Earnings attributable to Ecolab per common share
Basic EPS	$7.33	$7.43	$4.82
Diluted EPS	$7.28	$7.37	$4.79

Anti-dilutive securities excluded from the computation of diluted EPS	1.2	0.6	4.3

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

Supplier Finance

In 2024, the Company commenced a voluntary supply chain finance program (the “Program”) to provide certain suppliers with the opportunity to sell receivables due from the Company to a participating financial institution at the sole discretion of both the suppliers and the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial institution, and the Company’s obligation to its suppliers, including amounts due and scheduled payment terms, are not impacted by the Company’s suppliers’ decisions to sell amounts under these arrangements. All Company payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The range of payment terms the Company negotiates with its suppliers is consistent, irrespective of whether a supplier participates in the Program.

All outstanding payments owed under the Program are recorded within Accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in Accounts payable within the Consolidated Statements of Cash Flows. The rollforward of the Company's outstanding obligations confirmed as valid under its Program are as follows:

	2025	2024
(millions)
Confirmed obligations outstanding at beginning of year	$39.9	$-
Invoices confirmed during the year	193.7	57.0
Confirmed invoices paid during the year	(172.4)	(17.1)
Confirmed obligations outstanding at end of year	$61.2	$39.9

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

			Effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted.	The updates provides for adoption on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adoption and additional disclosure requirements.

ASU 2025-06 (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software	September 2025	The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach.	Effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within annual reporting periods. Early adoption is permitted.	The update provides for adoption on a prospective basis, with retrospective or modified retrospective adoption permitted. The Company is currently evaluating the impact of adoption.

Standards That Were Adopted:
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2023-09 Income taxes (Topic 740): Improvements to Income Tax Disclosures	December 2023

The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.

January 1, 2025

The Company adopted the standard prospectively. Adoption of this standard impacted the disclosures within the financial statements, but did not have an impact on the Company's financial position or the results of operations.

No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the Company’s consolidated financial statements.

3. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income included the following:

(millions)	2025	2024	2023
Cost of sales
One Ecolab	$7.7	$1.9	$-
Other restructuring	-	3.4	22.5
Cost of sales subtotal	7.7	5.3	22.5

Special (gains) and charges
One Ecolab	140.2	98.3	-
Other restructuring	(12.0)	21.8	63.2
Sale of global surgical solutions business	3.0	(340.3)	10.3
Acquisition and integration activities	36.1	12.6	16.1
Other	(12.4)	18.7	21.8
Special (gains) and charges subtotal	154.9	(188.9)	111.4

Total special (gains) and charges	$162.6	($183.6)	$133.9

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

One Ecolab

On July 30, 2024, the Company announced the One Ecolab initiative, which will enhance its growth and margin expansion journey. As a program within this initiative, the Company also announced that it commenced a restructuring plan to leverage its digital technologies to realign the functional work done in many countries into global centers of excellence. In February 2026, the Company expanded the One Ecolab initiative and anticipates total restructuring costs of $334 million ($261 million after tax) and special charges of $91 million ($71 million after tax) by the end of 2027. The Company anticipates that the restructuring costs will primarily be cash expenditures for severance costs relating to team realignment.

In 2025 and 2024, the Company recorded restructuring charges of $117.0 million ($90.5 million after tax) and $76.5 million ($59.0 million after tax), respectively, related to severance and professional services. In addition, the Company recorded non-restructuring special charges of $30.9 million ($23.4 million after tax) and $23.7 million ($17.9 million after tax) in 2025 and 2024, respectively, primarily related to professional services. The Company has recorded $198.8 million ($153.5 million after tax) of cumulative restructuring charges and $54.6 million ($41.3 million after tax) of cumulative special charges under the One Ecolab initiative. Net cash payments were $75.8 million during 2025.

The net restructuring liability related to the One Ecolab initiative was $96.1 million and $54.9 million as of December 31, 2025 and 2024, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the One Ecolab initiative since inception of the underlying actions includes the following items:

	Employee
	Costs	Other	Total
(millions)
2024 Activity
Recorded expense and accrual	$46.3	$30.2	$76.5
Net cash payments		(26.9)	(26.9)
Non-cash net charges	-	-	-
Reclassification	-	5.3	5.3
Restructuring liability, December 31, 2024	46.3	8.6	54.9

2025 Activity
Recorded expense (income) and accrual	$101.9	$15.1	$117.0
Net cash payments	(55.7)	(20.1)	(75.8)
Non-cash net charges	-	-	-
Reclassification	-	-	-
Restructuring liability, December 31, 2025	$92.5	$3.6	$96.1

Other restructuring

Restructuring activities are primarily related to the Combined Program which is described below. These activities have been included as a component of cost of sales, and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

In November 2022, the Company approved a Europe cost savings program and subsequently expanded the program to focus on its Institutional and Healthcare businesses in other regions (the “Combined Program”). The Company completed these restructuring charges at the end of 2024, with total costs $184.1 million ($151.5 million after tax). Subsequent to the completion of the Combined Program, the Company finalized the sale of a facility, resulting in a gain of $12.0 million ($9.2 million after tax) in the second quarter of 2025.

In 2024 and 2023, the Company recorded restructuring charges of $25.2 million ($18.6 million after tax) and $77.7 million ($66.4 million after tax), respectively, primarily related to severance and professional services in the Combined Program.

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

During 2023, the Company recorded restructuring charges of $8.0 million ($6.0 million after tax) related to subsequently concluded restructuring programs. The charges primarily related to severance and asset write-offs.

The restructuring liability balance for all other restructuring plans excluding the One Ecolab Program was $8.8 million and $19.3 million as of December 31, 2025 and 2024, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2025 related to all other restructuring plans excluding the One Ecolab Program was $10.4 million.

Sale of global surgical solutions business

On April 27, 2024, the Company reached a definitive agreement to sell its global surgical solutions business, which closed on August 1, 2024. During 2024 the Company recorded a gain on sale of $355.9 million ($257.7 million after tax) as described in Note 4 “Acquisitions and Dispositions.” During 2025, the Company recorded charges of $3.0 million ($2.3 million after tax), primarily related to professional fees to support the sale. Excluding the gain on sale, the Company recorded charges of $15.6 million ($12.0 million after tax) in 2024, which are primarily related to professional fees to support the sale. During 2023 the Company recorded charges of $10.3 million ($7.7 million after tax) primarily related to professional fees to support the sale.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2025 include $36.1 million ($31.2 million after tax) related primarily to the Ovivo Electronics and Purolite transactions.

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income in 2024 and 2023 include $12.6 million ($9.6 million after tax) and $16.1 million ($12.0 million after tax), respectively, related primarily to the Purolite transaction.

Other operating activities

During 2025, the Company recorded other operating activities to special (gains) and charges on the Consolidated Statements of Income of ($12.4 million) ($10.8 million gain after tax), primarily related to the sale of an equity method investment.

During 2024, the Company recorded other operating activities to special (gains) and charges on the Consolidated Statements of Income of $18.7 million ($13.9 million after tax), relating primarily to a liability relating to a prior divestiture, COVID-19 activities, and certain legal charges. During 2023, the Company recorded other operating activities to special (gains) and charges on the Consolidated Statements of Income of $21.8 million ($16.7 million after tax) relating primarily to certain legal charges.

4. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheets based on estimates of the fair value of assets acquired, liabilities assumed and noncontrolling interests acquired as of the acquisition date. Goodwill is recognized in the amount that the purchase consideration paid exceeds the fair value of the net assets acquired. Purchase consideration includes both cash paid and the fair value of noncash consideration exchanged, including stock and/or contingent consideration exchanged, and is reduced by the amount of cash or cash equivalents acquired. Acquisitions during 2025, 2024 and 2023 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

2025 Activity

Ovivo Electronics Acquisition

On December 16, 2025, the Company acquired Ovivo Electronics for total consideration of $1,596 million in cash, net of cash acquired. Ovivo Electronics is a leading and fast-growing global provider of breakthrough ultrapure water technologies for semiconductor manufacturing.

The Ovivo Electronics acquisition has been accounted for as a business combination with the assets acquired and liabilities assumed recognized at fair value as of the acquisition date. The fair values of intangible assets acquired were estimated using discounted cash flow analyses appropriate for the nature of the asset that incorporated projections of future cash flows and other valuation assumptions. Significant inputs and assumptions used in our customer relationship intangible asset valuations include projected revenues, contributory asset charges, tax savings due to amortization, income tax rates, customer attrition rates and discount rates. Significant inputs and assumptions to our trademarks and technology intangible asset valuations include projected revenues, asset life cycle, royalty rates, tax saving due to amortization, income tax rates, discount rates and estimated useful lives. Fair value measurements of certain tangible assets, definite-lived intangible assets, lease right of use assets and liabilities, net pension liabilities, carry over tax attributes, deferred income taxes, income tax uncertainties, and goodwill are preliminary and subject to changes as the information necessary to complete the valuations are obtained and analyzed. Accordingly, purchase accounting for this transaction is not yet complete pending finalization of these valuations and completion of comprehensive accounting policy consistency review. The amounts recorded reflect the Company’s best estimates as of December 31, 2025 and are subject to change.

The Company incurred certain transaction and integration costs associated with the acquisition that were expensed and are reflected in the Consolidated Statements of Income. Further information related to the Company’s special (gains) and charges is included in Note 3, “Special (Gains) and Charges.”

The following table summarizes the preliminary value of Ovivo Electronics assets acquired and liabilities assumed, net of cash acquired, as of the acquisition date:

(millions)	December 16, 2025
Net tangible assets (liabilities) acquired	($128.0)

Identifiable intangible assets
Customer relationships	444.5
Technology	131.2
Trademarks	42.6
Total Intangible Assets	618.3

Goodwill	1,105.4

Total consideration transferred to sellers, net of cash acquired	$1,595.7

Tangible assets acquired primarily consist of contract assets of $117.4 million, accounts receivable of $79.4 million, property, plant and equipment of $26.8 million and inventory of $25.0 million. Liabilities assumed primarily consist of deferred tax liabilities of $118.6 million and current liabilities of $262.0 million. Identified intangible assets primarily consist of customer relationships, trademarks, and acquired technologies and are being amortized over average lives of 20, 8, and 8 years, respectively, with a weighted average life of 17 years.

Goodwill of $1,105.4 million arising from the acquisition consists largely of the synergies and economies of scale expected through adding complementary geographies and innovative products to our Light & Heavy businesses. The goodwill arising from this acquisition is not tax deductible. Ovivo Electronics became part of the Global Water reportable segment.

Other Acquisitions

During 2025, the Company completed an immaterial acquisition which became part of the Global Pest Elimination reportable segment. The purchase accounting for this acquisition is preliminary and subject to change as the Company finalizes the valuation of intangible assets, income tax balances and working capital. The goodwill arising from this acquisition is tax deductible.

2024 Activity

In November 2024, the Company acquired Barclay Water Management, a fast-growing provider of water safety and digital monitoring solutions for industrial and institutional customers based primarily in the northeastern U.S for total consideration of $262.2 million in cash. The acquisition became part of the Global Water reportable segment. The purchase accounting for this acquisition was finalized in the fourth quarter of 2025 and no further purchase accounting adjustments will be recorded. The goodwill arising from the acquisition of Barclay Water Management is tax deductible.

During 2024, the Company completed an immaterial acquisition which became part of the Global Institutional & Specialty reportable segment. The Company also completed two immaterial acquisitions both of which became part of the Global Pest Elimination reportable segment. The purchase accounting for these acquisitions was finalized in 2025 and no further purchase accounting adjustments will be recorded. The goodwill arising from these acquisitions is tax deductible.

2023 Activity

In November 2023, the Company acquired Flottec, LLC, a U.S.-based provider of flotation products and services for the mineral processing industry. The move will expand Nalco Water’s flotation offerings and its work to serve the industry from mine to metal. The acquisition became part of the Global Water reportable segment. The purchase accounting for this acquisition was finalized in the fourth quarter of 2024 and no further purchase accounting adjustments will be recorded. The goodwill arising from the acquisition of Flottec, LLC is tax deductible.

In May 2023, the Company acquired Chemlink Laboratories LLC, a U.S.-based producer of small format cleaning solutions. The Company made two other immaterial acquisitions during the second quarter of 2023. All three acquisitions became part of the Global Institutional & Specialty reportable segment. The purchase accounting for these acquisitions was finalized in the second quarter of 2024 and no further purchase accounting adjustments will be recorded. The goodwill arising from the acquisition of Chemlink Laboratories LLC is tax deductible.

Acquisitions

The components of the cash paid for acquisitions (excluding Ovivo Electronics, which is separately disclosed above), for 2025, 2024 and 2023, are shown in the following table:

(millions)	2025	2024	2023
Net tangible assets (liabilities) acquired	$1.2	$22.7	$20.8

Identifiable intangible assets
Customer relationships	9.8	118.3	60.8
Trademarks	-	5.7	-
Non-compete agreements	-	1.6	2.1
Other technologies	-	17.6	25.8
Total intangible assets	9.8	143.2	88.7

Goodwill	17.4	156.7	70.2
Total aggregate purchase price	28.4	322.6	179.7

Acquisition-related liabilities and contingent consideration	(3.5)	(12.9)	(3.9)
Total cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration, net of cash acquired	$24.9	$309.7	$175.8

During 2025, the Company recorded purchase accounting adjustments associated with its 2024 acquisitions. As a result of these purchase accounting adjustments, the Company made $0.7 million of acquisition-related payments, acquisition-related net liabilities decreased by $0.3 million, net tangible assets acquired decreased by $5.3 million, and goodwill increased by $5.7 million.

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

The weighted average useful lives of all identifiable intangible assets acquired during 2025, 2024, and 2023 were 17, 15, and 12 years, respectively.

Dispositions

On April 27, 2024, the Company entered into an agreement to sell its global surgical solutions business for total consideration of $950 million, subject to certain working capital and other purchase price adjustments. On August 1, 2024, the Company closed the sale and received $926 million in cash, after deducting for defined working capital and other purchase price adjustments. In December 2024, the Company recorded an additional purchase price adjustment, reducing the purchase price by approximately $16.1 million, which was paid in cash in the first quarter of 2025. For the year ended December 31, 2024, the Company recorded an associated pre-tax gain within Special (Gains) and Charges in the Consolidated Statements of Income of $355.9 million ($257.7 million after tax), which includes $49.7 million of transaction costs and other adjustments. During 2025, the Company recorded charges of $3.0 million ($2.3 million after tax), primarily related to professional fees to support the sale.

The global surgical solutions business did not meet the criteria to be classified as a discontinued operation. As a result, the Company continued to report its operating results in the Global Institutional & Specialty reportable segment through closing of the transaction on August 1, 2024.

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

August 1
(millions)	2024

Assets held for sale
Cash and cash equivalents	$36.6
Accounts receivable, net	55.0
Inventories	89.0
Other current assets	7.6
Property, plant and equipment, net	65.1
Goodwill	305.9
Other intangible assets, net	22.4
Operating lease assets	8.2
Other assets	43.0
Total assets held for sale	$632.8

Liabilities held for sale
Accounts payable	$38.6
Compensation and benefits	5.9
Other current liabilities	40.6
Postretirement health care and pension benefits	6.7
Operating lease liabilities	5.6
Other liabilities	30.8
Total liabilities held for sale	$128.2

5. BALANCE SHEET INFORMATION

	December 31	December 31
(millions)	2025	2024
Accounts receivable, net
Accounts receivable	$3,366.2	$2,987.5
Allowance for expected credit losses and other accruals	(116.8)	(122.5)
Total	$3,249.4	$2,865.0

Inventories
Finished goods	$962.1	$962.2
Raw materials and parts	620.3	607.4
Inventories at FIFO cost	1,582.4	1,569.6
FIFO cost to LIFO cost difference	(92.0)	(104.7)
Total	$1,490.4	$1,464.9

Other current assets
Prepaid assets	$159.5	$151.4
Taxes receivable	229.8	163.3
Derivative assets	2.6	13.4
Contract assets	117.4	-
Other	60.3	110.9
Total	$569.6	$439.0

Property, plant and equipment, net
Land	$149.2	$144.5
Buildings and leasehold improvements	1,242.6	1,152.8
Machinery and equipment	2,496.4	2,248.5
Dispensing and monitoring equipment	3,193.1	2,925.3
Capitalized software	1,176.8	1,037.8
Construction in progress	858.1	679.3
	9,116.2	8,188.2
Accumulated depreciation	(4,839.6)	(4,435.8)
Total	$4,276.6	$3,752.4

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,827.3	3,279.8
Patents	516.1	504.6
Trademarks	420.6	371.9
Other technologies	680.2	541.8
	5,444.2	4,698.1
Accumulated amortization
Customer relationships	(2,077.3)	(1,814.1)
Patents	(367.4)	(340.6)
Trademarks	(272.0)	(236.3)
Other technologies	(269.0)	(228.3)
	(2,985.7)	(2,619.3)
Net intangible assets subject to amortization	2,458.5	2,078.8
Total	$3,688.5	$3,308.8

Other assets
Deferred income taxes	$181.0	$155.5
Pension	184.3	151.0
Derivative asset	2.9	45.1
Other	414.5	318.8
Total	$782.7	$670.4

	December 31	December 31
(millions)	2025	2024
Other current liabilities
Discounts and rebates	$528.4	$452.2
Dividends payable	205.9	184.2
Interest payable	64.8	62.6
Taxes payable, other than income	179.5	171.8
Derivative liability	5.4	3.0
Restructuring	102.5	71.6
Contract liability	173.0	102.0
Operating lease liabilities	164.7	142.3
Other	313.3	323.0
Total	$1,737.5	$1,512.7

Accumulated other comprehensive income (loss)
Unrealized (loss) gain on derivative financial instruments, net of tax	($4.0)	$4.6
Unrecognized pension and postretirement benefit expense, net of tax	(495.5)	(538.4)
Cumulative translation, net of tax	(1,374.8)	(1,448.2)
Total	($1,874.3)	($1,982.0)

6. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations, along with applicable interest rates as of December 31, 2025 and 2024:

	2025		2024
		Average		Average
	Carrying	Interest	Carrying	Interest
(millions)	Value	Rate	Value	Rate
Short-term debt
Commercial paper	$100.0	3.90%	$-	-%
Notes payable	11.0	3.94%	3.6	7.28%
Long-term debt, current maturities	759.4		612.1
Total	$870.4		$615.7

Line of Credit

As of December 31, 2024, the Company had in place a $2.0 billion multi-currency revolving credit facility which was due to expire in April 2026. In March 2025, the Company entered into an amended and restated credit facility which extended the maturity from April 2026 to March 2030. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of December 31, 2025 and 2024.

The Company has $428 million of available bank supported letters of credit, surety bonds and guarantees available in support of its commercial business transactions of which $217 million is outstanding as of December 31, 2025.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had $100 million and zero outstanding commercial paper under its U.S. and Euro commercial paper programs, respectively as of December 31, 2025, and no outstanding commercial paper as of December 31, 2024.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of December 31, 2025 and 2024, the Company had $11.0 million and $3.6 million, respectively, outstanding under these credit lines. Approximately $2,191 million and $2,153 million of these credit lines were available for use as of December 31, 2025 and 2024, respectively.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, along with applicable interest rates as of December 31, 2025 and 2024:

		2025				2024
			Stated	Effective		Stated	Effective
	Maturity	Carrying	Interest	Interest	Carrying	Interest	Interest
(millions)	by Year	Value	Rate	Rate	Value	Rate	Rate

Long-term debt
Public notes (2025 principal amount)
Ten year 2015 senior notes (€575 million)	2025	-	-%	-%	607.8	2.63%	2.88%
Ten year 2016 senior notes ($750 million)	2026	744.4	2.70	3.50	735.2	2.70	3.96
Ten year 2017 senior notes ($500 million)	2027	477.7	3.25	7.16	456.5	3.25	8.54
Six year 2021 senior notes ($500 million)	2027	499.1	1.65	1.82	498.2	1.65	1.73
Five year 2022 senior notes ($500 million)	2028	497.1	5.25	4.42	495.6	5.25	5.08
Three year 2025 senior notes ($500 million)	2028	496.7	4.30	4.48	-	-	-
Ten year 2020 senior notes ($698 million)	2030	677.5	4.80	5.95	657.2	4.80	6.52
Ten year 2020 senior notes ($600 million)	2031	572.3	1.30	1.92	559.3	1.30	3.17
Eleven year 2021 senior notes ($650 million)	2032	646.4	2.13	1.59	645.8	2.13	1.59
Ten year 2025 senior notes ($500 million)	2035	495.1	5.00	5.08	-	-	-
Thirty year 2011 senior notes ($389 million)	2041	385.2	5.50	5.61	385.0	5.50	5.62
Thirty year 2016 senior notes ($200 million)	2046	197.6	3.70	3.80	197.5	3.70	3.80
Thirty year 2017 senior notes ($484 million)	2047	429.6	3.95	4.78	428.2	3.95	4.79
Thirty year 2020 senior notes ($500 million)	2050	491.7	2.13	2.23	491.4	2.13	2.23
Thirty year 2021 senior notes ($850 million)	2051	840.1	2.70	2.78	839.7	2.70	2.78
Thirty four year 2021 senior notes ($685 million)	2055	543.4	2.75	3.86	541.2	2.75	3.86
Finance lease obligations and other		131.4			22.7
Total debt		8,125.3			7,561.3
Long-term debt, current maturities		(759.4)			(612.1)
Total long-term debt		$7,365.9			$6,949.2

Public Notes and Other

In June 2025, the Company issued $500 million aggregate principal three-year fixed rate notes with a coupon rate of 4.30%. In August 2025, the Company issued $500 million aggregate principal ten-year fixed rate notes with a coupon rate of 5.00%. The proceeds were used for general corporate purposes, which included partial funding of the Ovivo Electronics acquisition.

In July 2025, the Company repaid in full €575 million ($674 million) on its ten-year 2015 senior notes. In January 2024, the Company repaid €575 million ($630 million) of long-term debt.

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

In June 2025, one of the Company’s Chinese subsidiaries entered into a construction loan facility that provides up to 1.1 billion in Chinese Yuan (“CNY”) ($155 million) of proceeds to fund capital expenditures. This loan facility has a tenor of 13 years and is secured by certain assets of its Chinese subsidiaries. Any borrowings under this facility are included in Finance lease obligations and other in the table above.

Covenants and Future Maturities

The Company is in compliance with all covenants under the Company’s outstanding indebtedness at December 31, 2025.

As of December 31, 2025, the aggregate annual maturities of long-term debt for the next five years were:

(millions)
2026	$759
2027	1,005
2028	1,012
2029	12
2030	687

Net Interest Expense

Interest expense and interest income incurred during 2025, 2024 and 2023 were as follows:

(millions)	2025	2024	2023
Interest expense	$306.2	$340.3	$348.9
Interest income	(65.1)	(57.8)	(52.2)
Interest expense, net	$241.1	$282.5	$296.7

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	December 31, 2025
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$17.4	$-	$17.4	$-
Cross-currency swap derivative contracts	11.4	-	11.4	-

Liabilities
Foreign currency forward contracts	20.3	-	20.3	-
Interest rate swap agreements	74.4	-	74.4	-
Cross-currency swap derivative contracts	190.6	-	190.6	-

	December 31, 2024
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$38.4	$-	$38.4	$-
Cross-currency swap derivative contracts	119.0	-	119.0	-

Liabilities
Foreign currency forward contracts	28.0	-	28.0	-
Interest rate swap agreements	138.5	-	138.5	-
Cross-currency swap derivative contracts	56.4	-	56.4	-

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and classified within Level 2. The carrying value of interest rate swap agreements is at fair value, which is determined based on current forward interest rates as of the balance sheet date and are classified within Level 2. The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Euro and the U.S. dollar and CNH (CNH is the Chinese Yuan traded in the offshore market). The carrying value of the cross-currency swap derivative contracts is at fair value, which is determined based on the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs as of the balance sheet date and are classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives within Note 8, “Derivatives and Hedging Transactions.”

Contingent consideration obligations are recognized and measured at fair value at the acquisition date and thereafter until settlement or expiration. Contingent consideration is classified within Level 3 as the underlying fair value is determined using income-based valuation approaches appropriate for the terms and conditions of each respective contingent consideration. The consideration expected to be transferred is based on the Company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration during 2025, 2024 and 2023 were not significant to the Company’s consolidated financial statements.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	December 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$8,125.3	$7,381.8	$7,561.3	$6,662.1

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	December 31	December 31	December 31	December 31
(millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments
Foreign currency forward contracts	$2.9	$11.4	$6.5	$3.2
Interest rate swap agreements	-	-	74.4	138.5
Cross-currency swap derivative contracts	5.8	82.1	185.0	19.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	14.5	27.0	13.8	24.8
Cross-currency swap derivative contracts	5.6	36.9	5.6	36.9
Gross value of derivatives	28.8	157.4	285.3	222.9

Gross amounts offset in the Consolidated Balance Sheets	(23.3)	(98.9)	(23.3)	(98.9)
Net value of derivatives	$5.5	$58.5	$262.0	$124.0

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	December 31	December 31
(millions)	2025	2024

Foreign currency forward contracts	$2,525	$3,175
Interest rate swap agreements	1,500	1,500
Cross-currency swap derivative contracts	4,151	2,745

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

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 31, 2025 and 2024:

Line item in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
(millions)	2025	2024	2025	2024
Long-term debt	$1,424.4	$1,361.1	($78.0)	($141.3)

Net Investment Hedges

Euronotes

In November 2023, the Company elected to de-designate as a net investment hedge €316 million of its Euro debt maturing on January 15, 2024. In January 2024, the Company repaid €575 million ($630 million) of long-term debt and settled the remaining €259 million net investment hedge related to that Euro debt. The Company designated its remaining outstanding €575 million ($608 million as of year-end 2024) senior notes (“Euronotes”) and related accrued interest as a hedge of its Euro denominated exposures from the Company’s investments in certain of its Euro denominated functional currency subsidiaries as of December 31, 2024. In April 2025 and June 2025, the Company elected to de-designate as a net investment hedge €300 million and €236 million, respectively, of its Euronote maturing July 2025. In July 2025 upon repayment of the €575 million ($674 million) on the Euronotes, the Company settled the remaining €39 million net investment hedge related to the Euronotes.

Cross-currency swap derivative contracts

The Company maintains Euro (“€”), Chinese Yuan (“CNH”), and Canadian dollar (“CAD”) cross-currency swap derivative contracts that are designated as net investment hedges of the Company’s related foreign currency denominated exposures from the Company’s investments in certain subsidiaries denominated in such functional currencies. During 2024, the Company entered into Euro cross-currency swap derivative contracts with an aggregate notional amount of €950 million, replaced a notional €300 of existing cross-currency swap derivative contracts effectively swapping the notional value, and entered into Chinese Yuan cross-currency swap derivative contracts with an aggregate notional amount of CNH 1,427 million.

During 2025, the Company entered into Euro cross-currency swap derivative contracts with an aggregate notional amount of €700 million, Chinese Yuan cross-currency swap derivative contracts with an aggregate notional amount of CNH 1,080 million, and Canadian dollar cross-currency swap contracts with an aggregate notional value of CAD 280 million. As of December 31, 2025, the Company had €2,275 million ($2,672 million), CNH 3,986 million ($570 million), and CAD 280 million ($204 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations.

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

The revaluation gains and losses on the Euronotes and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

(millions)	2025	2024	2023
Revaluation gain (loss), net of tax:
Euronotes	($33.5)	$12.8	($42.3)
Cross-currency swap derivative contracts	(182.6)	39.6	(30.8)
Total revaluation gain (loss), net of tax	($216.1)	$52.4	($73.1)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”), and interest expense, net (“Interest”) are summarized below.

	2025			2024			2023
(millions)	COS	SG&A	Interest	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$4.4	$0.5	$-	$4.0	$5.8	$-	$10.6	($18.9)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	-	-	-	7.7
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(1.5)	-	-	(1.9)	-	-	(1.9)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	(2.6)	-	-	(3.4)	-	-	(26.2)	-
Total gain (loss) of all derivative instruments	$4.4	($2.1)	($1.5)	$4.0	$2.4	($1.9)	$10.6	($45.1)	$5.8

Subsequent Events

In February 2026, the Company entered into cross-currency swap derivative contracts with aggregate notional amounts of 100 million Swiss Franc (“CHF”). These cross-currency swap derivative contracts are designated as net investment hedges of the Company’s CHF denominated exposures from its investments in certain of its CHF denominated functional currency subsidiaries.

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

The following table provides other comprehensive income (loss) information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits. Refer to Note 8, “Derivatives and Hedging Transactions,” for additional information related to the Company’s derivatives and hedging transactions. Refer to Note 16, “Retirement Plans,” for additional information related to the Company’s pension and postretirement benefits activity.

(millions)	2025	2024	2023
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative and hedging instruments
Amount recognized in AOCI	($7.0)	$19.2	($12.8)
(Gain) loss reclassified from AOCI into income
COS	(4.4)	(4.0)	(10.6)
SG&A	(0.5)	(5.8)	18.9
Interest (income) expense, net	1.5	1.9	(5.8)
	(3.4)	(7.9)	2.5
Other activity	0.2	-	-
Tax impact	1.6	(2.6)	2.5
Net of tax	($8.6)	$8.7	($7.8)

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net (loss) gain	$61.4	($19.0)	($80.7)
Amount reclassified from AOCI into income
Settlement charge (income)	0.5	0.9	(2.7)
Amortization of losses and prior period service credits, net	9.1	10.6	6.9
	9.6	11.5	4.2
Tax impact	(15.4)	1.9	21.4
Net of tax	$55.6	($5.6)	($55.1)

10. SHAREHOLDERS’ EQUITY

Authorized common stock, par value $1.00 per share, was 800 million shares at December 31, 2025, 2024 and 2023. Treasury stock is stated at cost. Dividends declared per share of common stock were $2.68 for 2025, $2.36 for 2024 and $2.16 for 2023.

The Company has 15 million shares, without par value, of authorized but unissued and undesignated preferred stock.

Share Repurchase Authorization

In November 2022, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of its common stock, including shares to be repurchased under Rule 10b5-1. As of December 31, 2025, 5,896,821 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During 2025, 2024 and 2023, the Company reacquired 2,994,702, 4,246,642 and 83,674 shares, respectively, of its common stock, of which 2,884,764, 4,135,512 and 0, respectively, related to share repurchases through open market or private purchases, and 109,938, 111,130 and 83,674, respectively, related to shares withheld for taxes on exercise of stock options and vesting of stock awards and units.

11. EQUITY COMPENSATION PLANS

The Company’s equity compensation plans provide for grants of stock options, performance-based restricted stock units (“PBRSUs”) and non-performance-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Common shares available for grant as of December 31, 2025, 2024 and 2023 were 17,081,775, 18,052,830 and 18,840,265, respectively. The Company generally issues authorized but previously unissued shares to satisfy stock option exercises and stock award vesting.

The Company’s annual long-term incentive share-based compensation program is made up of 40% stock options and 60% PBRSUs for 2025, 2024 and 2023. The Company also periodically grants RSUs. Total compensation expense related to all share-based compensation plans was $136.6 million, $134.8 million and $95.1 million for 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $196.3 million of total measured but unrecognized compensation expense related to non-vested share-based compensation arrangements granted under all of the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

A summary of stock option activity and average exercise prices is as follows:

	2025		2024		2023
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price (a)	Options	Price (a)	Options	Price (a)
Outstanding, beginning of year	5,548,270	$184.92	6,921,356	$168.65	7,031,103	$160.45
Granted	604,836	268.27	595,791	247.02	861,840	190.53
Exercised	(1,414,518)	172.62	(1,838,103)	144.58	(832,050)	119.41
Canceled	(84,810)	199.43	(130,774)	173.95	(139,537)	183.77
Outstanding, end of year	4,653,778	$199.23	5,548,270	$184.92	6,921,356	$168.65
Exercisable, end of year	3,496,063	$183.20	4,095,681	$178.24	5,107,518	$165.77
Vested and expected to vest, end of year	4,528,202	$197.89

(a)	Represents weighted average price per share.

The total aggregate intrinsic value of options (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) that were exercised during 2025, 2024 and 2023 was $132.0 million, $162.4 million and $47.7 million, respectively.

The total aggregate intrinsic value of options outstanding as of December 31, 2025 was $302.8 million, with a corresponding weighted-average remaining contractual life of 6.5 years. The total aggregate intrinsic value of options exercisable as of December 31, 2025 was $281.3 million, with a corresponding weighted-average remaining contractual life of 5.6 years. The total aggregate intrinsic value of options vested and expected to vest as of December 31, 2025 was $300.4 million, with a corresponding weighted-average remaining contractual life of 6.4 years.

The lattice (binomial) option-pricing model is used to estimate the fair value of options at grant date. The Company’s primary employee option grant occurs during the fourth quarter. The weighted-average grant-date fair value of options granted and the significant assumptions used in determining the underlying fair value of each option grant, on the date of grant were as follows:

	2025		2024		2023
Weighted-average grant-date fair value of options
granted at market prices	$70.35		$66.80		$50.26
Assumptions
Risk-free rate of return	3.7%		4.1%		4.1%
Expected life	6	years	6	years	6	years
Expected volatility	22.7%		22.6%		22.4%
Expected dividend yield	1.1%		1.0%		1.2%

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

A summary of non-vested PBRSUs and restricted stock activity is as follows:

	PBRSU	Grant Date	RSAs and	Grant Date
	Awards	Fair Value (a)	RSUs	Fair Value (a)
December 31, 2022	823,170	$181.68	385,097	$170.50
Granted	328,739	185.10	156,618	165.81
Vested / Earned	(180,674)	178.26	(61,776)	191.22
Canceled	(26,409)	175.05	(24,449)	166.22
December 31, 2023	944,826	$183.71	455,490	$166.31
Granted	245,868	240.66	78,386	230.47
Vested / Earned	(180,993)	215.26	(121,400)	196.78
Canceled	(44,499)	171.30	(37,177)	160.90
December 31, 2024	965,202	$192.87	375,299	$170.39
Granted	249,793	260.55	106,254	259.17
Vested / Earned	(154,270)	217.14	(142,531)	152.93
Canceled	(41,265)	190.56	(32,058)	164.42
December 31, 2025	1,019,460	$205.86	306,964	$209.84

(a)	Represents weighted average price per share.

12. INCOME TAXES

Income before income taxes consisted of:

(millions)	2025	2024	2023
United States (U.S.)	$1,815.3	$1,522.4	$782.0
International	732.6	1,048.8	973.5
Total	$2,547.9	$2,571.2	$1,755.5

Presentation of prior year amounts relating to U.S. and International income before taxes have been recast to conform with the current year presentation, which is before intercompany eliminations. As a result, prior year amounts presented for U.S. and International current and deferred taxes have also been recast to conform with the current year presentation. This had no effect on the reported results of operations.

The provision (benefit) for income taxes consisted of:

(millions)	2025	2024	2023
U.S. federal and state	$265.3	$278.4	$158.6
International	225.5	345.5	259.0
Total current	490.8	623.9	417.6

U.S. federal and state	(5.5)	(127.0)	(34.7)
International	(30.7)	(57.6)	(20.4)
Total deferred	(36.2)	(184.6)	(55.1)

Total U.S. federal and state	259.8	151.4	123.9
Total International	194.8	287.9	238.6
Total provision for income taxes	$454.6	$439.3	$362.5

The Company’s overall net deferred tax assets and deferred tax liabilities were comprised of the following:

December 31 (millions)	2025	2024
Deferred tax assets
Pension and post-retirement benefits	$32.5	$68.2
Other accrued liabilities	155.9	152.5
Lease liability	181.4	176.7
Credit carryforwards	132.2	105.1
Capitalization of R&D costs	270.7	246.5
Loss carryforwards	189.8	92.9
Share-based compensation	61.1	54.2
Deferred income	88.6	72.4
Deferred interest	144.8	85.2
Other, net	78.3	32.8
Valuation allowance	(90.8)	(77.8)
Total deferred tax assets	1,244.5	1,008.7
Deferred tax liabilities
Goodwill	(170.0)	(133.9)
Intangible assets	(485.5)	(410.4)
Property, plant and equipment	(371.6)	(310.7)
Lease asset	(182.6)	(177.8)
Financing	(41.6)	(43.3)
Tax on undistributed earnings	(100.1)	-
Other, net	(42.0)	(57.1)
Total deferred tax liabilities	(1,393.4)	(1,133.2)
Net deferred tax liabilities balance	($148.9)	($124.5)

As of December 31, 2025, the Company has tax effected federal, state and international net operating loss carryforwards of $21.8 million, $16.0 million and $135.7 million, respectively, and tax effected federal and state tax capital loss carryforwards of $14.3 million and $2.0 million, respectively, which will be available to offset future taxable income. The federal net operating loss carryforwards of $9.4 million have no expiration and $12 million expire from 2036 to 2037. State net operating losses of $16.0 million expire from 2026 to 2046. The international loss carryforwards of $92.6 million expire from 2026 to 2046 and $43.1 million have no expiration. The federal and state capital loss carryforwards of $16.3 million expire from 2026 to 2039. The tax loss carryforwards expiring in 2026 are not material.

Additionally, the Company has $132.2 million of net credit carryforwards that are primarily related to U.S. foreign tax credits and various state and international credits. The U.S. foreign tax credit carryforwards of $117.2 million expire from 2030 to 2036. Other state and international credit carryforwards will expire from 2026 to 2034. The tax credit carryforwards expiring in 2026 are not material.

The Company has valuation allowances on certain deferred tax assets of $90.8 million and $77.8 million at December 31, 2025 and 2024, respectively. The increase in valuation allowance was primarily related to acquired international net operating loss carryforwards of Ovivo Electronics.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. An estimate of the financial impact has been included in operating results as of December 31, 2025. While the Company expects certain provisions of OBBBA to change the timing of U.S. cash taxes related to the current and future periods, OBBBA did not have a material impact to the Company’s income tax expense.

The Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025, in accordance with ASU 2023-09.

	2025

	Amount	Percent
U.S Federal Statutory Income Tax Rate	535.0	21.0%
Domestic Federal
State and local income tax, net of federal income tax effect (a)	42.0	1.6
Effect of cross-border tax laws
Subpart F Income	58.7	2.3
Foreign Derived Intangible Income	(40.5)	(1.6)
Other	13.0	0.5
Tax credits
Foreign Tax Credit	(183.0)	(7.2)
Research and Development Credit	(33.6)	(1.3)
Other Tax Credits	(14.0)	(0.5)
Changes in valuation allowances	(9.6)	(0.4)
Nontaxable or nondeductible items	5.6	0.2
Other Adjustments	2.3	0.1
Changes in unrecognized tax benefits	14.6	0.6
Foreign tax effects	64.1	2.5
Effective income tax rate	454.6	17.8%

(a)	The majority of 2025 state income tax expense is comprised of state taxes in California, Illinois, Minnesota, New Jersey, New York and Wisconsin.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024, and 2023 prior to the adoption of ASU 2023-09:

	2024	2023
Statutory U.S. rate	21.0%	21.0%
State income taxes, net of federal benefit	1.5	1.4
Foreign operations	(1.2)	(0.5)
Excess stock benefits	(0.7)	(0.3)
R&D credit	(0.9)	(1.3)
Foreign derived intangible income	(1.9)	(1.2)
Change in valuation allowance	0.6	0.5
Legal entity rationalization	-	0.1
Sale of global surgical solutions business	1.1	-
Capital losses	(3.4)	-
Other, net	1.0	0.9
Effective income tax rate	17.1%	20.6%

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

The Company’s 2025 effective tax rate of 17.8% includes $35.2 million of net tax benefits on special (gains) and charges, a net tax benefit of $57.5 million associated with discrete items, and $1.0 million of net tax benefits from Ovivo Electronics. Discrete items include a tax benefit of $21.5 million associated with recognition of deferred tax attributes and $16.8 million related to share-based compensation excess tax benefits. The remaining net discrete tax benefit of $19.2 million was primarily related to the filing of federal, state and foreign tax returns and other income tax adjustments including the impact of changes in tax laws, audit settlements, and other changes in estimates.

The Company’s 2024 effective tax rate of 17.1% includes $56.9 million of net tax expenses on special (gains) and charges, and net tax benefit of $78.6 million associated with discrete items. Discrete items include a tax benefit of $62.1 million associated with a change to the tax classification of a wholly-owned non-US subsidiary that resulted in recognizing a capital loss and benefit of $30.4 million due to an increase in the tax basis of foreign intangible assets. The remaining net discrete tax expense of $13.9 million was primarily related to the filing of federal, state and foreign tax returns and other income tax adjustments including the impact of changes in tax laws, audit settlements, share-based compensation excess tax benefit and other changes in estimates.

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

In 2025, the Company recorded a deferred tax liability of $100.1 million associated with undistributed earnings of international affiliates. The Company also recognized a deferred tax asset of $72.2 million related to foreign net operating losses available to offset taxable earnings no longer considered permanently reinvested. The Company otherwise continues to assert permanent reinvestment of the undistributed earnings of international affiliates unless the earnings can be remitted in a net income tax benefit or tax-neutral manner. If there are policy changes, the Company would record the applicable taxes in the period of change.

A reconciliation of the beginning and ending amount of gross liability for unrecognized tax benefits is as follows:

(millions)	2025	2024	2023
Balance at beginning of year	$34.1	$24.2	$24.9
Additions based on tax positions related to the current year	7.1	4.6	5.8
Additions for tax positions of prior years	9.4	11.6	1.7
Current year acquisitions	9.0	-	-
Reductions for tax positions of prior years	-	-	-
Reductions for tax positions due to statute of limitations	(1.3)	(0.7)	(2.7)
Settlements	(5.3)	(5.3)	(5.5)
Foreign currency translation	0.9	(0.3)	—
Balance at end of year	$53.9	$34.1	$24.2

The total amount of unrecognized tax benefits, if recognized, would affect the effective tax rate by $50.6 million as of December 31, 2025, $31.5 million as of December 31, 2024 and $21.6 million as of December 31, 2023.

The Company files U.S. federal income tax returns and income tax returns in various U.S. state and non- U.S. jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2018. The IRS has completed examinations of the Company’s U.S. federal income tax returns through 2018, and the years 2019 through 2020 are currently under audit. The U.S. federal audit of tax years 2021 through 2024 is expected to begin in 2026. In addition to the U.S. federal examination, there is ongoing audit activity in several U.S. state and foreign jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had $8.7 million, $5.5 million and $4.0 million of accrued interest, including minor amounts for penalties, at December 31, 2025, 2024 and 2023, respectively.

The Company paid cash income taxes of $548.1 million, $647.4 million and $469.2 million in 2025, 2024 and 2023, respectively. The payments in 2025 include $126.4 million, $60.5 million, $361.2 million in U.S. federal, state, and international jurisdictions, respectively. International payments are further comprised of income tax payments in Switzerland, China and other international jurisdictions of $37.4 million, $35.6 million and $288.2 million, respectively.

13. RENTALS AND LEASES

Lessee

The Company leases sales and administrative office facilities, distribution centers, research and manufacturing facilities, as well as vehicles and other equipment under operating leases. Certain of the Company’s lease arrangements are finance leases, which are immaterial individually and in the aggregate.

The Company’s operating lease cost was as follows:

(millions)	2025	2024	2023
Operating lease cost*	$230.0	$218.0	$215.4

*Includes immaterial short-term and variable lease costs

Future maturity of operating lease liabilities as of December 31, 2025 were as follows:

(millions)
2026	$197
2027	174
2028	126
2029	82
2030	59
Thereafter	252
Total lease payments	890
Less: imputed interest	129
Present value of lease liabilities	$761

The Company’s operating leases term and discount rate were as follows:

	December 31	December 31	December 31
	2025	2024	2023

Weighted-average remaining lease term (years)	6.69	7.01	6.44

Weighted-average discount rate	4.84%	4.76%	4.02%

The Company’s other lease information was as follows:

	December 31	December 31	December 31
(millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$225.8	$207.7	$170.6

Leased assets obtained in exchange for new operating lease liabilities	152.5	336.0	251.5

Lessor

The Company leases warewashing and water treatment equipment to customers under operating leases.

Gross assets under operating leases recorded in Property, plant and equipment, net is $1,563.2 million and $1,481.7 million, and related accumulated depreciation is $954.5 million and $932.9 million, as of December 31, 2025 and 2024, respectively.

The Company’s operating lease revenue was as follows:

(millions)	2025	2024	2023
Operating lease revenue*	$562.1	$534.9	$511.8

*Includes immaterial variable lease revenue

Future revenue from operating leases for existing contracts as of December 31, 2025 were as follows:

(millions)
2026	$467
2027	341
2028	275
2029	191
2030	105
Thereafter	68
Total lease revenue	$1,447

The Company mitigates the risk of residual value subsequent to the lease term by redeploying assets. As such, the Company expects to receive revenue from the operating lease assets through the remaining useful life and therefore subsequent to the initial contract termination date.

14. RESEARCH AND DEVELOPMENT EXPENDITURES

Research expenditures that relate to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Such costs were $202 million in 2025, $207 million in 2024 and $192 million in 2023. The Company did not participate in any material customer sponsored research during any of the years presented.

15. COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and contingencies related to, among other things, workers’ compensation, general liability (including product liability), automobile claims, health care claims, environmental matters and lawsuits. The Company is also subject to various claims and contingencies related to income taxes, which are discussed in Note 12, “Income Taxes.” The Company also has contractual obligations including lease commitments, which are discussed in Note 13, “Rentals and Leases.”

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

Vehicle Accident Litigation

In June 2024, an Ecolab employee was driving a company vehicle when it collided with another vehicle, resulting in fatalities and serious injuries. The Company was named in a lawsuit arising out of the collision in which the plaintiffs seek monetary damages. The Company finalized a settlement with the plaintiffs in December 2025 fully resolving plaintiffs’ claims. The loss was covered by insurance subject to the Company’s deductible.

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

16. RETIREMENT PLANS

Pension and Postretirement Health Care Benefits Plans

The Company has a non-contributory, qualified, defined benefit pension plan covering the majority of its U.S. employees. The Company also has U.S. non-contributory, non-qualified, defined benefit pension plans, which provide for benefits to employees in excess of limits permitted under its pension plans. The U.S. non-qualified plans are not funded and the recorded benefit obligations for the non-qualified plans were $79 million and $78 million at December 31, 2025 and 2024, respectively. The U.S. qualified obligation was $1,738 million and $1,712 million at December 31, 2025 and 2024, respectively. The measurement date used for determining the U.S. pension plan assets and obligations is December 31.

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

The following table sets forth financial information related to the Company’s pension and postretirement benefit plans:

	U.S.		International		U.S. Postretirement
	Pensions		Pensions		Benefits
(millions)	2025	2024	2025	2024	2025	2024
Accumulated benefit obligation, end of year	$1,818.0	$1,790.6	$1,114.3	$1,123.4	$100.4	$101.4
Projected benefit obligation
Projected benefit obligation, beginning of year	$1,790.6	$1,859.5	$1,166.6	$1,174.0	$101.4	$112.0
Service cost	46.9	46.3	19.3	19.0	0.2	0.3
Interest cost	91.7	87.0	45.4	48.9	5.1	5.2
Participant contributions	-	-	3.0	2.9	2.5	3.0
Plan amendments	-	-	0.9	(0.5)	-	-
Actuarial (gain) loss	41.0	(68.4)	(83.3)	14.8	1.8	(8.0)
Acquisitions and divestitures	-	-	-	(13.3)	-	-
Other events	-	-	(0.4)	1.6	-	-
Benefits paid	(152.2)	(133.8)	(68.5)	(58.1)	(10.6)	(11.1)
Foreign currency translation	-	-	77.4	(22.7)	-	-
Projected benefit obligation, end of year	$1,818.0	$1,790.6	$1,160.4	$1,166.6	$100.4	$101.4

Plan assets
Fair value of plan assets, beginning of year	$1,639.0	$1,719.7	$910.9	$871.2	$1.6	$2.4
Actual returns on plan assets	223.1	45.1	0.4	76.5	0.2	-
Company contributions	35.0	8.0	32.2	35.3	10.4	10.3
Participant contributions	-	-	3.0	2.9	-	-
Acquisitions and divestitures	-	-	-	(6.3)	-	-
Benefits paid	(152.2)	(133.8)	(68.7)	(57.9)	(10.6)	(11.1)
Foreign currency translation	-	-	50.7	(10.8)	-	-
Fair value of plan assets, end of year	$1,744.9	$1,639.0	$928.5	$910.9	$1.6	$1.6
Funded Status, end of year	($73.1)	($151.6)	($231.9)	($255.7)	($98.8)	($99.8)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$6.4	$-	$177.9	$151.0	-	$-
Other current liabilities	(12.6)	(8.8)	(26.1)	(36.2)	(8.1)	(8.3)
Pension and postretirement benefits	(66.9)	(142.8)	(383.7)	(370.5)	(90.7)	(91.5)
Net liability	($73.1)	($151.6)	($231.9)	($255.7)	($98.8)	($99.8)

Amounts recognized in accumulated other comprehensive loss (income):
Unrecognized net actuarial loss (gain)	$485.8	$526.5	$225.0	$253.5	($40.1)	($45.4)
Unrecognized net prior service (benefits) costs	(7.6)	(12.1)	-	(1.1)	-	-
Tax (benefit) expense	(122.6)	(131.6)	(50.9)	(58.1)	5.9	6.7
Accumulated other comprehensive loss (income), net of tax	$355.6	$382.8	$174.1	$194.3	($34.2)	($38.7)

Change in accumulated other comprehensive loss (income):
Amortization of net actuarial gain (loss)	($8.6)	($6.1)	($9.0)	($12.2)	$3.6	$3.2
Amortization of prior service credits	4.6	4.6	0.3	(0.1)	-	-
Current period net actuarial loss (gain)	(32.2)	37.4	(31.8)	(10.1)	1.7	(7.8)
Current period prior service costs	-	-	0.9	(0.5)	-	-
Curtailments and settlements	-	-	(0.5)	(0.9)	-	-
Tax (benefit) expense	9.0	(8.8)	7.2	6.3	(0.8)	0.5
Foreign currency translation	-	-	12.7	(1.9)	-	-
Other comprehensive loss (income)	($27.2)	$27.1	($20.2)	($19.4)	$4.5	($4.1)

Estimate amounts in accumulated other comprehensive loss expected to be reclassified to net period cost during 2026 were as follows:

			U.S. Post-
	U.S.	International	Retirement
(millions)	Pensions	Pensions	Benefits
Net actuarial loss (gain)	$26.1	$8.0	($3.2)
Net prior service benefits	(4.6)	(0.2)	-
Total	$21.5	$7.8	($3.2)

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

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of pension plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31, (millions)	2025	2024
Aggregate projected benefit obligation	$524.2	$2,292.5
Accumulated benefit obligation	493.5	2,265.5
Fair value of plan assets	38.2	1,738.6

The projected benefit obligation and fair value of pension plan assets for plans with projected benefit obligations in excess of plan assets were as follows:

December 31, (millions)	2025	2024
Projected benefit obligations	$578.3	$2,373.4
Fair value of plan assets	89.1	1,815.1

These plans include the U.S. non-qualified pension plans which are not funded as well as various international pension plans which are funded consistent with local practices and requirements.

Net Periodic Benefit Costs and Plan Assumptions

Pension and postretirement benefits expense for the Company’s operations were as follows:

	U.S.			International			U.S. Postretirement
	Pensions			Pensions			Benefits
(millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$46.9	$46.3	$40.9	$19.3	$19.0	$21.7	$0.2	$0.3	$0.4
Interest cost on benefit obligation	91.7	87.0	88.1	45.4	48.9	45.9	5.1	5.2	5.6
Expected return on plan assets	(150.5)	(150.8)	(145.1)	(52.3)	(50.1)	(56.1)	(0.1)	(0.2)	(0.2)
Recognition of net actuarial loss (gain)	8.6	6.1	0.2	8.7	9.6	12.5	(3.6)	(3.2)	(3.1)
Amortization of prior service benefit	(4.6)	(4.6)	(4.5)	(0.3)	(0.1)	(0.5)	-	-	-
Curtailments and settlements	-	-	-	0.5	0.9	(2.7)	-	-	-
Total expense (benefit)	($7.9)	($16.0)	($20.4)	$21.3	$28.2	$20.8	$1.6	$2.1	$2.7

The Company has historically recognized settlements and curtailment gains and losses associated with its U.S. nonqualified pension plans and international pension plans, the amounts of which have been historically not material. These charges have been included as a component of other (income) expense on the Consolidated Statements of Income.

The measurement of the Company’s pension and postretirement benefit obligations are dependent on a variety of assumptions determined by management and used by actuaries in their valuation method and calculations. The significant assumptions used in developing the required estimates of the projected benefit obligations are the discount rates, expected returns on assets, and projected salary increases. Assumptions for the Company were as follows:

Plan Assumptions	U.S.			International			U.S. Postretirement
	Pensions			Pensions			Benefits
(percent)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Weighted-average actuarial assumptions
used to determine benefit obligations
as of year end:
Discount rate	5.28%	5.58%	4.95%	4.46%	3.99%	4.34%	5.27%	5.58%	4.95%
Projected salary increase	3.60	3.60	4.03	2.68	2.69	2.84
Weighted-average actuarial assumptions
used to determine net cost:
Interest credit rate for cash balance plans	4.36	4.50	3.89	N/A	N/A	N/A	N/A	N/A	N/A
Discount rate	5.58	4.95	5.17	3.99	4.34	3.70	5.58	4.95	5.14
Expected return on plan assets	8.25	8.00	7.75	5.81	6.00	6.27	8.25	8.00	7.75
Projected salary increase	3.60	4.03	4.03	2.69	2.84	3.08

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

For postretirement benefit measurement purposes as of December 31, 2025, the annual rates of increase in the per capita cost of covered health care were assumed to be 8.15% for pre-65 costs. Post-65 costs are no longer used. The rates are assumed to decrease each year until they reach 4.5% in 2036 and remain at those levels thereafter. Health care costs for certain employees which are eligible for subsidy by the Company are limited by a cap on the subsidy.

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

The fair value hierarchy is used to categorize investments measured at fair value in one of three levels in the fair value hierarchy. This categorization is based on the observability of the inputs used in valuing the investments. Refer to Note 7, “Fair Value Measurements,” for definitions of these levels.

The fair value of the Company’s U.S. plan assets were as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$47.7	$-	$47.7	$41.5	$-	$41.5
Equity securities:
Large cap equity	408.4	-	408.4	367.1	-	367.1
Small cap equity	12.8	31.7	44.5	12.1	26.4	38.5
International equity	103.9	152.8	256.7	93.8	137.4	231.2
Fixed income:			-
Core fixed income	214.0	365.9	579.9	183.2	371.3	554.5
High-yield bonds	43.3	-	43.3	38.8	-	38.8
Emerging markets	-	44.3	44.3	-	42.0	42.0
Total investments at fair value	830.1	594.7	1,424.8	736.5	577.1	1,313.6
Investments measured at net asset value			321.7			327.0
Total	$830.1	$594.7	$1,746.5	$736.5	$577.1	$1,640.6

The Company had no Level 3 assets as part of its U.S. qualified pension plan assets as of December 31, 2025 or 2024.

The allocation of the Company’s U.S. plan assets plans were as follows:

	Target Asset
Asset Category	Allocation		Percentage
	Percentage		of Plan Assets

December 31	2025	2024	2025	2024

Cash	-%	-%	3%	3%
Equity securities:
Large cap equity	27	27	23	22
Small cap equity	3	3	3	2
International equity	17	17	15	14
Fixed income:
Core fixed income	35	35	33	34
High-yield bonds	3	3	2	2
Emerging markets	3	3	2	3
Other:
Real estate	3	3	3	3
Private equity	6	6	14	14
Distressed debt	3	3	2	3
Total	100%	100%	100%	100%

The fair value of the Company’s international plan assets for its defined benefit pension plans were as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$10.3	$-	$10.3	$8.1	$-	$8.1
Equity securities:
International equity	-	192.5	192.5	-	193.9	193.9
Fixed income:
Corporate bonds	-	153.7	153.7	-	157.5	157.5
Government bonds	-	356.5	356.5	-	339.6	339.6
Insurance company accounts	-	164.1	164.1	-	163.2	163.2
Total investments at fair value	10.3	866.8	877.1	8.1	854.2	862.3
Investments measured at net asset value			51.4			48.6
Total	$10.3	$866.8	$928.5	$8.1	$854.2	$910.9

The Company had no Level 3 assets as part of its international plan assets as of December 31, 2025 or 2024.

The allocation of plan assets of the Company’s international plan assets for its defined benefit pension plans were as follows:

	Percentage
Asset Category	of Plan Assets

December 31	2025	2024

Cash	1%	1%
Equity securities:
International equity	21	21
Fixed income:
Corporate bonds	16	17
Government bonds	38	37
Total fixed income	54	54
Other:
Insurance contracts	18	18
Real estate	6	6
Total	100%	100%

Cash Flows

As of year-end 2025, the Company’s estimate of pension and postretirement benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

(millions)	All Plans
2026	$256
2027	256
2028	257
2029	258
2030	259
2031 - 2035	1,283

Depending on plan funding levels, the U.S. qualified pension plan provides certain terminating participants with an option to receive their pension benefits in the form of a lump sum payout.

The Company is currently in compliance with all funding requirements of its U.S. pension and postretirement benefit plans. A $25.0 million voluntary contribution was made to its non-contributory qualified U.S. pension plan in 2025. The Company is required to fund certain international pension benefit plans in accordance with local legal requirements. The Company estimates contributions to be made to its international plans will approximate $39 million in 2026.

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

The Company’s matching contributions are 100% vested immediately. The Company’s matching contribution expense was $97.0 million, $92.4 million and $88.2 million in 2025, 2024 and 2023, respectively.

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

Service and Lease Equipment

Service and lease equipment revenue is generated from providing services or leasing equipment to customers. Service offerings include installing or repairing certain types of equipment, activities that supplement or replace headcount at the customer location, or fulfilling deliverables included in the contract. Global Water segment services are associated with water treatment and paper process applications. Global Institutional & Specialty segment services include cleaning and sanitizing programs and wash process solutions. Global Life Sciences segment services include pharmaceutical and personal care solutions. Revenues included in Global Pest Elimination primarily relate to services designed to detect, eliminate and prevent pests. Revenue from service and leased equipment is recognized when the services are provided, or the customer receives the benefit from the leased equipment, which is over time. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided. Typically, revenue is recognized using costs incurred to date because the effort provided by the field selling and service organization represents services provided, which corresponds with the transfer of control. Revenue for leased equipment is accounted for under Topic 842 Leases and recognized on a straight-line basis over the length of the lease contract. Refer to Note 13, “Rentals and Leases,” for additional information related to lease equipment.

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

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. The reportable segments have been revised to align with the Company’s reportable segments in the current year. Corporate includes sales to ChampionX under the transitional supply agreement entered into as part of the ChampionX Separation. For more information about the Company’s reportable segments, refer to Note 18, “Operating Segments and Geographic Information.”

Net sales at public exchange rates by reportable segment were as follows:

(millions)	2025	2024	2023
Global Water
Product and sold equipment	$6,958.7	$6,809.6	$6,709.8
Service and lease equipment	1,023.7	966.3	915.7
Global Institutional & Specialty
Product and sold equipment	4,950.4	5,000.0	4,920.5
Service and lease equipment	1,154.2	1,103.4	990.3
Global Pest Elimination
Product and sold equipment	-	-	-
Service and lease equipment	1,246.3	1,162.8	1,066.0
Global Life Sciences
Product and sold equipment	709.4	664.0	644.0
Service and lease equipment	38.5	35.3	31.4
Corporate
Product and sold equipment	-	-	42.5
Total
Total product and sold equipment	$12,618.5	$12,473.6	$12,316.8
Total service and lease equipment	3,462.7	3,267.8	3,003.4

Net sales at public exchange rates by geographic region were as follows:

	Global Water			Global Institutional & Specialty
(millions)	2025	2024	2023	2025	2024	2023

United States	$3,415.1	$3,306.7	$3,218.1	$3,996.0	$3,992.0	$3,856.9
Europe	1,661.1	1,593.7	1,573.0	1,026.1	1,037.5	1,033.2
Asia Pacific	945.7	947.6	946.4	329.2	322.4	308.2
Latin America	816.7	810.5	772.5	205.8	209.6	212.0
India, Middle East and Africa	501.1	493.0	491.8	99.1	105.1	98.6
Greater China	410.4	400.4	407.0	198.1	182.7	165.7
Canada	232.3	224.0	216.7	250.3	254.1	236.2
Total	$7,982.4	$7,775.9	$7,625.5	$6,104.6	$6,103.4	$5,910.8

	Global Pest Elimination			Global Life Sciences
(millions)	2025	2024	2023	2025	2024	2023

United States	$864.0	$805.6	$733.6	$205.1	$187.3	$187.2
Europe	205.7	187.5	171.0	382.4	374.4	368.6
Asia Pacific	35.1	32.1	28.7	54.5	37.2	33.9
Latin America	60.4	58.7	57.5	18.3	21.1	21.3
India, Middle East and Africa	7.0	7.1	6.9	31.0	22.4	9.6
Greater China	61.3	60.0	57.4	52.6	54.1	52.2
Canada	12.8	11.8	10.9	4.0	2.8	2.6
Total	$1,246.3	$1,162.8	$1,066.0	$747.9	$699.3	$675.4

	Corporate
(millions)	2025	2024	2023

United States	$-	$-	$38.4
Europe	-	-	2.7
Asia Pacific	-	-	0.2
Latin America	-	-	1.1
Canada	-	-	0.1
Total	$-	$-	$42.5

Net sales by geographic region were determined based on sales destination. There were no sales from a single foreign country or individual customer that were material to the Company’s consolidated net sales. Sales of warewashing products were approximately 13% of consolidated net sales in 2025 and 12% in 2024 and 2023.

Contract Asset and Liability

Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company has contract assets which relate to performance under the contract in advance of billings. Contract assets were $117.4 million as of December 31, 2025 and immaterial as of December 31, 2024. Contract assets are recorded in Other current assets within the Consolidated Balance Sheets. Current year contract assets arose as a result of current year acquisitions. In addition, the Company has contract liabilities which relate to billings in advance of performance (primarily service obligations) under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed, which primarily occurs during the subsequent quarter. Contract liabilities are recorded in Other current liabilities within the Consolidated Balance Sheets.

	December 31	December 31
(millions)	2025	2024

Contract liability as of beginning of the year	$102.0	$110.9

Revenue recognized in the year from:
Amounts included in the contract liability at the beginning of the year	(102.0)	(110.9)

Increases due to billings excluding amounts recognized as revenue during the year ended	113.7	102.0
Business combinations	59.3	-

Contract liability as of end of year	$173.0	$102.0

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

The Company’s operating segments that share similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment have been aggregated into four reportable segments: Global Water, Global Institutional & Specialty, Global Pest Elimination and Global Life Sciences

The Company’s operating segments are aggregated as follows:

Global Water

Includes the Light & Heavy, Food & Beverage and Paper operating segments, which provide water treatment and process applications, and cleaning and sanitizing solutions, primarily to large industrial customers within the manufacturing, food and beverage processing, transportation, chemical, primary metals and mining, power generation, global refining, petrochemical, pulp and paper industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics.

Global Institutional & Specialty

Includes the Institutional and Specialty operating segments, which provide specialized cleaning and sanitizing products to the foodservice, healthcare, hospitality, lodging, government, education and retail industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics.

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

Global Life Sciences

Includes the Life Sciences operating segment which provides end-to-end cleaning and contamination control solutions to pharmaceutical and personal care manufacturers. No other operating segments are aggregated into the Global Life Sciences reportable segment.

Corporate

Consistent with the Company’s internal management reporting, Corporate amounts in the table below include sales to ChampionX under the transitional supply agreement entered into as part of the ChampionX Separation. Corporate also includes intangible asset amortization specifically from the Nalco, Purolite and Ovivo Electronics acquisitions and special (gains) and charges, as discussed in Note 3, “Special (Gains) and Charges,” that are not allocated to the Company’s reportable segments.

Comparability of Reportable Segments

Effective January 1, 2025, the Company’s former Global Industrial reportable segment was renamed Global Water and includes the Light & Heavy (previously named Water), Food & Beverage, and Paper operating segments. The Global Institutional & Specialty reportable segment continues to include the Institutional and Specialty operating segments. The Company’s former healthcare operating segment moved into the Institutional operating segment. Global Life Sciences was elevated to a standalone reportable segment. The Global Pest Elimination segment remains a standalone reportable segment. The Company made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments. These changes are presented in the "Other" column of the tables below. Prior period amounts have been recast to conform with current period presentation.

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

The impact of the preceding changes on previously reported full year 2024 and 2023 reportable segment information is summarized as follows:

	December 31, 2024

	2024 Reported		Fixed	2024 Reported
	Valued at 2024		Currency	Valued at 2025
(millions)	Fixed Currency Rates	Other	Rate Change	Fixed Currency Rates
Net Sales
Global Water	$7,857.2	($1.2)	($372.6)	$7,483.4
Global Institutional & Specialty	5,413.9	726.0	(160.5)	5,979.4
Global Pest Elimination	1,167.8	-	(27.7)	1,140.1
Global Life Sciences	1,434.1	(724.8)	(38.8)	670.5
Subtotal at fixed currency rates	15,873.0	-	(599.6)	15,273.4
Effect of foreign currency translation	(131.6)	-	599.6	468.0
Consolidated reported GAAP net sales	$15,741.4	$-	$-	$15,741.4

Cost of Sales
Global Water	$4,691.2	$2.0	($222.3)	$4,470.9
Global Institutional & Specialty	2,727.5	490.6	(87.1)	3,131.0
Global Pest Elimination	655.0	0.1	(15.3)	639.8
Global Life Sciences	895.1	(492.7)	(19.8)	382.6
Corporate	5.4	-	(0.2)	$5.2
Subtotal at fixed currency rates	$8,974.2	$-	($344.7)	$8,629.5

Selling, General and Administrative Expenses
Global Water	$1,865.4	$3.1	($63.2)	$1,805.3
Global Institutional & Specialty	1,503.7	181.2	(38.7)	1,646.2
Global Pest Elimination	292.4	5.1	(6.9)	290.6
Global Life Sciences	391.8	(189.4)	(6.3)	196.1
Corporate	199.3	-	(3.7)	195.6
Subtotal at fixed currency rates	$4,252.6	$-	($118.8)	$4,133.8

Special (Gains) and Charges
Corporate	(188.9)	-	0.2	(188.7)
Subtotal at fixed currency rates	($188.9)	$-	$0.2	($188.7)

Operating Income
Global Water	$1,300.6	($6.3)	($87.1)	$1,207.2
Global Institutional & Specialty	1,182.7	54.2	(34.7)	1,202.2
Global Pest Elimination	220.4	(5.2)	(5.5)	209.7
Global Life Sciences	147.2	(42.7)	(12.7)	91.8
Corporate	(15.8)	-	3.7	(12.1)
Subtotal at fixed currency rates	2,835.1	-	(136.3)	2,698.8
Effect of foreign currency translation	(32.7)	-	136.3	103.6
Consolidated reported GAAP operating income	$2,802.4	$-	$-	$2,802.4

	December 31, 2023

	2023 Reported		Fixed	2023 Reported
	Valued at 2024		Currency	Valued at 2025
(millions)	Fixed Currency Rates	Other	Rate Change	Fixed Currency Rates
Net Sales
Global Water	$7,640.5	($1.0)	($355.4)	$7,284.1
Global Institutional & Specialty	5,014.6	920.7	(155.9)	5,779.4
Global Pest Elimination	1,070.2	-	(25.9)	1,044.3
Global Life Sciences	1,607.5	(919.7)	(37.0)	650.8
Corporate	42.7	-	(0.3)	42.4
Subtotal at fixed currency rates	15,375.5	-	(574.5)	14,801.0
Effect of foreign currency translation	(55.3)	-	574.5	519.2
Consolidated reported GAAP net sales	$15,320.2	$-	$-	$15,320.2

Cost of Sales
Global Water	$4,769.7	$2.4	($223.5)	$4,548.6
Global Institutional & Specialty	2,727.3	664.6	(91.9)	3,300.0
Global Pest Elimination	595.0	0.1	(14.1)	581.0
Global Life Sciences	1,026.9	(667.1)	(18.3)	341.5
Corporate	63.3	-	(0.3)	63.0
Subtotal at fixed currency rates	$9,182.2	$-	($348.1)	$8,834.1

Selling, General and Administrative Expenses
Global Water	$1,748.8	$3.2	($58.6)	$1,693.4
Global Institutional & Specialty	1,445.5	215.4	(38.0)	1,622.9
Global Pest Elimination	264.8	4.3	(6.7)	262.4
Global Life Sciences	419.8	(222.9)	(6.5)	190.4
Corporate	200.8	-	(3.7)	197.1
Subtotal at fixed currency rates	$4,079.7	$-	($113.5)	$3,966.2

Special (Gains) and Charges
Corporate	111.4	-	(0.1)	111.3
Subtotal at fixed currency rates	$111.4	$-	($0.1)	$111.3

Operating Income
Global Water	$1,122.0	($6.6)	($73.3)	$1,042.1
Global Institutional & Specialty	841.8	40.7	(26.0)	856.5
Global Pest Elimination	210.4	(4.4)	(5.1)	200.9
Global Life Sciences	160.8	(29.7)	(12.2)	118.9
Corporate	(332.8)	-	3.8	(329.0)
Subtotal at fixed currency rates	2,002.2	-	(112.8)	1,889.4
Effect of foreign currency translation	(9.9)	-	112.8	102.9
Consolidated reported GAAP operating income	$1,992.3	$-	$-	$1,992.3

Reportable Segment Information

The Company has determined its significant segment expenses are cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”), which are regularly provided to the CODM at fixed currency exchange rates. Financial information for each of the Company’s reportable segments were as follows:

	December 31, 2025

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$7,679.9	$4,585.9	$1,830.1	$-	$1,263.9
Global Institutional & Specialty	5,962.0	2,977.7	1,626.5	-	1,357.8
Global Pest Elimination	1,219.2	686.3	295.8	-	237.1
Global Life Sciences	706.1	382.6	202.8	-	120.7
Corporate	-	7.7	195.2	150.3	(353.2)
Subtotal at fixed currency rates	$15,567.2	$8,640.2	$4,150.4	$150.3	$2,626.3
Effect of foreign currency translation	514.0				111.3
Consolidated reported GAAP	$16,081.2				$2,737.6

	December 31, 2024

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$7,483.4	$4,470.9	$1,805.3	$-	$1,207.2
Global Institutional & Specialty	5,979.4	3,131.0	1,646.2	-	1,202.2
Global Pest Elimination	1,140.1	639.8	290.6	-	209.7
Global Life Sciences	670.5	382.6	196.1	-	91.8
Corporate	-	5.2	195.6	(188.7)	(12.1)
Subtotal at fixed currency rates	$15,273.4	$8,629.5	$4,133.8	($188.7)	$2,698.8
Effect of foreign currency translation	468.0				103.6
Consolidated reported GAAP	$15,741.4				$2,802.4

	December 31, 2023

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$7,284.1	$4,548.6	$1,693.4	$-	$1,042.1
Global Institutional & Specialty	5,779.4	3,300.0	1,622.9	-	856.5
Global Pest Elimination	1,044.3	581.0	262.4	-	200.9
Global Life Sciences	650.8	341.5	190.4	-	118.9
Corporate	42.4	63.0	197.1	111.3	(329.0)
Subtotal at fixed currency rates	$14,801.0	$8,834.1	$3,966.2	$111.3	$1,889.4
Effect of foreign currency translation	519.2				102.9
Consolidated reported GAAP	$15,320.2				$1,992.3

The profitability of the Company’s operating segments is evaluated by management based on operating income. On a monthly basis, the CODM primarily reviews variances in operating income compared to last year and forecast to assess segment performance, including to determine operational targets, make strategic decisions for the organization, and allocate capital and resources to the segments. Segment operating income is also used in determining the compensation of certain employees.

Consistent with the Company’s internal management reporting, Corporate amounts in the table above include sales to ChampionX in accordance with the transitional supply agreement entered into with the Transaction, as discussed in Note 17, “Revenues.” Corporate also includes intangible asset amortization specifically from the Nalco, Purolite and Ovivo Electronics acquisitions and special (gains) and charges, as discussed in Note 3, “Special (Gains) and Charges,” that are not allocated to the Company’s reportable segments.

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

Geographic Information

Long-lived assets, which includes property, plant and equipment and right of use assets, at public exchange rates by geographic region were as follows:

	Long-Lived Assets, net
(millions)	2025	2024
United States	$3,302.0	$3,075.4
Europe	798.9	660.6
Greater China	273.3	176.0
Asia Pacific	262.6	241.6
Latin America	208.5	170.1
India, Middle East and Africa	118.6	78.6
Canada	78.6	73.3
Total	$5,042.5	$4,475.6

Geographic data for long-lived assets is based on physical location of those assets. Refer to Note 17, “Revenues,” for net sales by geographic region.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Refer to page 47 of this Annual Report for “Management’s Report on Internal Control Over Financial Reporting.”

Report of Independent Registered Public Accounting Firm

Refer to page 48 of this Annual Report for the “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.

During the period October 1, 2025 through December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation.

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference:

●	Director Compensation for 2025
●	Compensation & Human Capital Management Committee Interlocks and Insider Participation
●	Compensation & Human Capital Management Committee Report
●	Compensation Discussion and Analysis
●	Compensation Tables
●	Pay Ratio Disclosure

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information appearing under the heading entitled “Security Ownership” and “Equity Compensation Plan Information” located in the Proxy Statement is incorporated herein by reference.

A total of 34,633,342 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2025 which are actually issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information appearing under the headings entitled “Director Independence” and “Related Person Transactions” located in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information appearing under the heading entitled “Audit Fees” located in the Proxy Statement is incorporated herein by reference..

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

Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated December 5, 2011.

(4.4)	Form of 5.500% Notes due 2041.	Included in Exhibit (4.3) above.

(4.5)	Indenture, dated January 12, 2015, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit 4.1 of our Form 8-K, dated January 15, 2015.

(4.6)	Fourth Supplemental Indenture, dated October 18, 2016, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated October 13, 2016.

(4.7)	Forms of 2.700% Notes due 2026.	Included in Exhibit (4.6) above.

(4.8)	Forms of 3.700% Notes due 2046.	Included in Exhibit (4.6) above.

(4.9)	Seventh Supplemental Indenture, dated November 27, 2017, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated November 30, 2017.

(4.10)	Form of 3.250% Notes due 2027.	Included in Exhibit (4.9) above.

(4.11)	Form of 3.950% Notes due 2047.	Included in Exhibit (4.9) above.

(4.12)	Eighth Supplemental Indenture, dated March 24, 2020, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on March 24, 2020.

(4.13)	Form of 4.800% Notes due 2030.	Included in Exhibit (4.12) above.

(4.14)	Ninth Supplemental Indenture, dated August 13, 2020, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on August 13, 2020.

(4.15)	Form of 1.300% Notes due 2031.	Included in Exhibit (4.14) above.

(4.16)	Form of 2.125% Notes due 2050.	Included in Exhibit (4.14) above.

(4.17)	Tenth Supplemental Indenture, dated August 18, 2021, between Ecolab Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on August 19, 2021.

(4.18)	Form of 2.750% Notes due 2055.	Included in Exhibit (4.17) above.

(4.19)	Eleventh Supplemental Indenture, dated December 15, 2021, between Ecolab Inc. and Computershare Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on December 15, 2021.

Exhibit No.:	Document:	Method of Filing:

(4.20)	Form of 1.650% Notes due 2027.	Included in Exhibit (4.19) above.

(4.21)	Form of 2.125% Notes due 2032.	Included in Exhibit (4.19) above.

(4.22)	Form of 2.700% Notes due 2051.	Included in Exhibit (4.19) above.

(4.23)	Twelfth Supplemental Indenture, dated as of November 17, 2022, between Ecolab Inc. and Computershare Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on November 17, 2022.

(4.24)	Form of 5.250% Notes due 2028.	Included in Exhibit (4.23) above.

(4.25)	Thirteenth Supplemental Indenture, dated as of June 5, 2025, between Ecolab Inc. and Computershare Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated June 5, 2025.

(4.26)	Form of 4.300% Notes due 2028.	Included in Exhibit (4.25) above.

(4.27)	Fourteenth Supplemental Indenture, dated as of August 27, 2025, between Ecolab Inc. and Computershare Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated August 27, 2025.

(4.28)	Form of 5.000% Notes due 2035.	Included in Exhibit (4.27) above.

(4.29)	Description of Securities.	Filed herewith electronically.

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

(10.1)

Fourth Amended and Restated Multicurrency Credit Agreement, dated as of March 24, 2025, among Ecolab Inc., the lenders party thereto, the issuing lenders party thereto, and Bank of America, N.A., as administrative agent and swing line bank.

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

Incorporated by reference to Exhibit (10.1)(a) of our Form 10 Q for the quarter ended September 30, 2017.

			(c) Corporate Commercial Paper – Master Note, dated June 7, 2021, together with annex thereto.	Incorporated by reference to Exhibit (10.3)(ii) of our Form 10 Q for the quarter ended June 30, 2021.

(10.3)	†	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2013.	Incorporated by reference to Exhibit (10.6) of our Form 10-K Annual Report for the year ended December 31, 2013.

	†	(ii)	Declaration of Amendment, dated May 5, 2016, to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 10-Q for the quarter ended June 30, 2016.

	†	(iii)	Declaration of Amendment No. 2, dated December 4, 2025, to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2023.	Filed herewith electronically.

	†	(iv)	Sample form of Master Agreement Relating to Periodic Options.	Filed herewith electronically.

(10.4)	†	Form of Indemnification Agreement, effective as of December 7, 2023. Substantially identical agreements are in effect as to each of our directors and certain of our officers.		Incorporated by reference to Exhibit (10.4) of our Form 10-K Annual Report for the year ended December 31, 2023.

(10.5)	†	(i)	Ecolab Executive Death Benefits Plan, as amended and restated, effective as of March 1, 1994.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10.12) hereof.

	†	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective as of July 1, 1997.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	†	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective as of March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	†	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective as of August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K, dated December 13, 2005.

	†	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective as of January 1, 2005.	Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009.

	†	(vi)	Amendment No. 5 to the Ecolab Executive Death Benefits Plan, effective as of May 6, 2015.	Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended June 30, 2015.

Exhibit No.:		Document:		Method of Filing:

	†	(vii)	Amendment No. 6 to the Ecolab Executive Death Benefits Plan, effective as of June 23, 2017.	Incorporated by reference to Exhibit 10.1(vii) of Ecolab’s Form 8-K dated June 23, 2017.

(10.6)	†	(i)	Ecolab Executive Long-Term Disability Plan, as amended and restated, effective as of January 1, 1994.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10.12) hereof.

	†	(ii)	Amendment No. 1 to the Ecolab Executive Long-Term Disability Plan, effective as of August 21, 2015.	Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2015.

(10.7)	†	(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.7) of our Form 10-K Annual Report for the year ended December 31, 2021.

(10.8)	†	(i)	Ecolab Mirror Savings Plan, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.8) of our Form 10-K Annual Report for the year ended December 31, 2021.

(10.9)	†	(i)	Ecolab Mirror Pension Plan, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.9) of our Form 10-K Annual Report for the year ended December 31, 2021.

(10.10)	†	(i)	Ecolab Inc. Administrative Document for Non-Qualified Plans, as amended and restated, effective as of January 1, 2022.	Incorporated by reference to Exhibit (10.10) of our Form 10-K Annual Report for the year ended December 31, 2021.

(10.11)	†	(i)	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated, effective as of February 26, 2010.	Incorporated by reference to Exhibit (10) of our Form 8-K, dated February 26, 2010.

	†	(ii)	Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy, as amended and restated, effective as of February 26, 2010.	Incorporated by reference to Exhibit (10.18)(ii) of our Form 10-K Annual Report for the year ended December 31, 2011.

(10.12)	†	Description of Ecolab Management Incentive Plan.		Incorporated by reference to Exhibit (10.12) of our Form 10-K Annual Report for the year ended December 31, 2024.

(10.13)	†	(i)	Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated May 2, 2013.

	†	(ii)	Declaration of Amendment, effective as of February 22, 2019, to Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Incorporated by reference to Exhibit (10.3) of our Form 10-Q, for the quarter ended March 31, 2019.

	†	(iii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted May 6, 2010.	Incorporated by reference to Exhibit (10)B of our Form 8-K, dated May 6, 2010.

	†	(iv)	Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted August 4, 2010.	Incorporated by reference to Exhibit (10)A of our Form 10-Q, for the quarter ended September 30, 2010.

	†	(v)	Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 1, 2021.	Incorporated by reference to Exhibit (10.13)(ix) of our Form 10-K Annual Report for the year ended December 31, 2021.

(10.14)	†	(i)	Ecolab Inc. 2023 Stock Incentive Plan, effective as of May 4, 2023.	Incorporated by reference to Exhibit (10.1) of our Form 10-Q, for the quarter ended June 30, 2023.

	†	(ii)	Amendment No. 1 to Ecolab Inc. 2023 Stock Incentive Plan, adopted December 4, 2024.	Incorporated by reference to Exhibit (10.14)(ii) of our Form 10-K Annual Report for the year ended December 31, 2024.

Exhibit No.:		Document:	Method of Filing:

	†	(iii) Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2023 Stock Incentive Plan, adopted May 4, 2023.	Incorporated by reference to Exhibit (10.2) of our Form 10-Q, for the quarter ended June 30, 2023.

	†	(iv) Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2023 Stock Incentive Plan, adopted May 4, 2023.	Incorporated by reference to Exhibit (10.4) of our Form 10-Q, for the quarter ended June 30, 2023.

	†	(v) Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2023 Stock Incentive Plan, adopted December 6, 2023.	Incorporated by reference to Exhibit (10.14)(iv) of our Form 10-K Annual Report for the year ended December 31, 2023.

(10.15)	†	Nalco Company Supplemental Retirement Income Plan, as Amended and Restated effective as of December 31, 2012.	Incorporated by reference to Exhibit (10.3) of our Form 10-Q, for the quarter ended March 31, 2023.

(10.16)	†	Nalco Company Supplemental Profit Sharing Plan, as Amended and Restated effective as of December 31, 2012.	Incorporated by reference to Exhibit (10.4) of our Form 10-Q, for the quarter ended March 31, 2023.

(10.17)	†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.	Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005. (File No. 001-32342)

(10.18)	†	Death Benefit Agreement between Nalco Company and Laurie M. Marsh effective as of December 17, 2009.	Incorporated by reference to Exhibit (10.5) of our Form 10-Q, for the quarter ended March 31, 2023.

(19.1)	†	Ecolab Inc. Global Insider Trading Policy, effective December 5, 2024.	Incorporated by reference to Exhibit (19.1) of our Form 10-K Annual Report for the year ended December 31, 2024.

(21.1)		List of Subsidiaries.	Filed herewith electronically.

(23.1)		Consent of Independent Registered Public Accounting Firm.	Filed herewith electronically.

(24.1)		Powers of Attorney.	Filed herewith electronically.

(31.1)		Rule 13a-14(a) CEO Certification.	Filed herewith electronically.

(31.2)		Rule 13a-14(a) CFO Certification.	Filed herewith electronically.

(32.1)		Section 1350 CEO and CFO Certifications.	Filed herewith electronically.

(97.1)		Ecolab Inc. Rule 10D-1 Clawback Policy, adopted November 2, 2023.	Incorporated by reference to Exhibit (97.1) of our Form 10-K Annual Report for the year ended December 31, 2023.

(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.

(101.SCH)		Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.

(101.CAL)		Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.

(101.DEF)		Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.

(101.LAB)		Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.

(101.PRE)		Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.

(104)		Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

† This exhibit is an executive compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2026.

ECOLAB INC.
(Registrant)

By:	/s/ Christophe Beck
Christophe Beck
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 23rd day of February, 2026.

/s/ Christophe Beck	Chairman and Chief Executive Officer
Christophe Beck	(Principal Executive Officer and Director)

/s/ Scott D. Kirkland	Chief Financial Officer
Scott D. Kirkland	(Principal Financial Officer)

/s/ Jennifer J. Bradway	Senior Vice President and Corporate Controller
Jennifer J. Bradway	(duly authorized officer and Principal Accounting Officer)

/s/ Jandeen M. Boone	Directors
Jandeen M. Boone

as attorney-in-fact for:

Judson B. Althoff, Shari L. Ballard, Michel D. Doukeris, Eric M. Green, Marion K. Gross, Michael Larson, David W. MacLennan, Tracy B. McKibben, Lionel L. Nowell, III, Victoria J. Reich, Suzanne M. Vautrinot, Julie P. Whalen and John J. Zillmer