Form 10-Q
period 2026-03-31
ECOLAB INC.
filed 2026-05-07
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of March 31, 2026: 281,437,502 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions, except per share amounts)	2026	2025

Product and equipment sales	$3,174.6	$2,901.9
Service and lease sales	891.5	793.1
Net sales	4,066.1	3,695.0
Product and equipment cost of sales	1,786.2	1,605.4
Service and lease cost of sales	509.1	454.8
Cost of sales (including special charges (a))	2,295.3	2,060.2
Selling, general and administrative expenses	1,102.4	1,050.0
Special (gains) and charges	46.4	29.5
Operating income	622.0	555.3
Other (income) expense	(8.8)	(13.0)
Interest expense, net	72.7	58.3
Income before income taxes	558.1	510.0
Provision for income taxes	121.5	103.5
Net income including noncontrolling interest	436.6	406.5
Net income attributable to noncontrolling interest	4.0	4.0
Net income attributable to Ecolab	$432.6	$402.5

Earnings attributable to Ecolab per common share
Basic	$1.53	$1.42
Diluted	$1.52	$1.41

Weighted-average common shares outstanding
Basic	282.0	283.4
Diluted	283.7	285.3

(a)	Cost of sales includes special (gains) and charges of $11.3 million and $4.8 million in the first quarter of 2026 and 2025, respectively, which is recorded in product and equipment cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions)	2026	2025

Net income including noncontrolling interest	$436.6	$406.5

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	218.7	(58.8)
Gain (loss) on net investment hedges	32.3	(29.8)
Total foreign currency translation adjustments	251.0	(88.6)

Derivatives and hedging instruments	(4.1)	3.2

Pension and postretirement benefits	1.6	3.0

Subtotal	248.5	(82.4)

Total comprehensive income, including noncontrolling interest	685.1	324.1
Comprehensive income attributable to noncontrolling interest	4.3	3.8
Comprehensive income attributable to Ecolab	$680.8	$320.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
(millions, except per share amounts)	2026	2025

ASSETS
Current assets
Cash and cash equivalents	$519.8	$646.2
Accounts receivable, net	3,280.2	3,249.4
Inventories	1,572.0	1,490.4
Other current assets	670.7	569.6
Total current assets	6,042.7	5,955.6
Property, plant and equipment, net	4,397.2	4,276.6
Goodwill	9,438.7	9,227.0
Other intangible assets, net	3,524.2	3,688.5
Operating lease assets	775.1	765.9
Other assets	862.7	782.7
Total assets	$25,040.6	$24,696.3

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$1,573.2	$870.4
Accounts payable	2,054.8	2,071.0
Compensation and benefits	571.4	721.5
Income taxes	127.4	134.3
Other current liabilities	1,768.9	1,737.5
Total current liabilities	6,095.7	5,534.7
Long-term debt	6,922.5	7,365.9
Pension and postretirement benefits	547.6	546.1
Deferred income taxes	389.5	329.9
Operating lease liabilities	603.5	596.5
Other liabilities	449.8	518.7
Total liabilities	15,008.6	14,891.8
Commitments and contingencies (Note 16)

Equity (a)
Common stock	370.2	369.4
Additional paid-in capital	7,643.7	7,521.3
Retained earnings	13,060.5	12,834.0
Accumulated other comprehensive loss	(1,626.1)	(1,874.3)
Treasury stock	(9,444.4)	(9,079.6)
Total Ecolab shareholders’ equity	10,003.9	9,770.8
Noncontrolling interest	28.1	33.7
Total equity	10,032.0	9,804.5
Total liabilities and equity	$25,040.6	$24,696.3

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 281.4 shares outstanding as of March 31, 2026 and 282.0 shares outstanding as of December 31, 2025. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	March 31
(millions)	2026	2025

OPERATING ACTIVITIES
Net income including noncontrolling interest	$436.6	$406.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	180.5	161.2
Amortization	82.6	74.9
Deferred income taxes	19.4	(21.0)
Share-based compensation expense	40.3	42.2
Pension and postretirement plan contributions	(18.1)	(15.6)
Pension and postretirement plan (income) expense, net	9.1	3.4
Restructuring charges, net of cash paid	3.5	21.8
Sale of global surgical solutions business	-	1.1
Other, net	10.6	(4.4)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	13.5	(9.1)
Inventories	(47.3)	(69.1)
Other assets	(117.2)	(29.9)
Accounts payable	15.5	(2.5)
Other liabilities	(183.1)	(190.1)
Cash provided by operating activities	445.9	369.4

INVESTING ACTIVITIES
Capital expenditures	(348.5)	(237.9)
Property and other assets sold	0.2	21.6
Divestiture of businesses, net of cash divested	-	(14.9)
Other, net	(7.2)	7.2
Cash used for investing activities	(355.5)	(224.0)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	201.6	4.5
Long-term debt borrowings	53.0	-
Reacquired shares	(344.4)	(153.7)
Dividends paid	(215.9)	(192.0)
Exercise of employee stock options	83.5	98.5
Other, net	(3.6)	1.1
Cash used for financing activities	(225.8)	(241.6)

Effect of exchange rate changes on cash and cash equivalents	9.0	2.0

Decrease in cash and cash equivalents	(126.4)	(94.2)
Cash and cash equivalents, beginning of period	646.2	1,256.8
Cash and cash equivalents, end of period	$519.8	$1,162.6

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	First Quarter Ended March 31, 2026 and 2025
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2024	$367.8	$7,159.6	$11,517.1	($1,982.0)	($8,305.2)	$8,757.3	$31.9	$8,789.2

Net income			402.5			402.5	4.0	406.5
Other comprehensive income (loss)				(82.2)		(82.2)	(0.2)	(82.4)
Cash dividends declared (a)			(184.4)			(184.4)	(7.8)	(192.2)
Stock options and awards	0.8	138.6			1.3	140.7		140.7
Reacquired shares					(158.1)	(158.1)		(158.1)
Balance, March 31, 2025	$368.6	$7,298.2	$11,735.2	($2,064.2)	($8,462.0)	$8,875.8	$27.9	$8,903.7

Balance, December 31, 2025	$369.4	$7,521.3	$12,834.0	($1,874.3)	($9,079.6)	$9,770.8	$33.7	$9,804.5

Net income			432.6			432.6	4.0	436.6
Other comprehensive income (loss)				248.2		248.2	0.3	248.5
Cash dividends declared (a)			(206.1)			(206.1)	(9.9)	(216.0)
Stock options and awards	0.8	122.4			0.7	123.9		123.9
Reacquired shares					(365.5)	(365.5)		(365.5)
Balance, March 31, 2026	$370.2	$7,643.7	$13,060.5	($1,626.1)	($9,444.4)	$10,003.9	$28.1	$10,032.0

(a)	Dividends declared per common share were $0.73 and $0.65 in the first quarter of 2026 and 2025, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the first quarter ended March 31, 2026 and 2025 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2025 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2026.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	First Quarter Ended
	March 31
(millions)	2026	2025
Cost of sales
One Ecolab	$1.6	$4.8
Other restructuring	9.7	-
Cost of sales subtotal	11.3	4.8

Special (gains) and charges
One Ecolab	31.4	39.4
Acquisition and integration activities	14.1	1.5
Sale of global surgical solutions business	-	1.6
Other	0.9	(13.0)
Special (gains) and charges subtotal	46.4	29.5

Total special (gains) and charges	$57.7	$34.3

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

One Ecolab

On July 30, 2024, the Company announced the One Ecolab initiative, which will enhance its growth and margin expansion journey. As a program within this initiative, the Company also announced that it commenced a restructuring plan to leverage its digital technologies to realign the functional work done in many countries into global centers of excellence. In February 2026, the Company expanded the One Ecolab initiative and anticipates total restructuring costs of $328 million ($256 million after tax) and special charges of $97 million ($76 million after tax) by the end of 2027. The Company anticipates that the restructuring costs will primarily be cash expenditures for severance costs relating to team reorganization.

The Company recorded restructuring charges of $27.5 million ($20.6 million after tax) and $39.4 million ($30.5 million after tax) during the first quarter of 2026 and 2025, respectively, primarily related to severance and professional services. In addition, the Company recorded non-restructuring special charges of $5.5 million ($4.2 million after tax) and $4.8 million ($3.6 million after tax) during the first quarter of 2026 and 2025, respectively, primarily related to professional services. The Company has recorded $226.3 million ($174.1 million after tax) of cumulative restructuring charges and $60.1 million ($45.5 million after tax) of cumulative special charges under the One Ecolab initiative.

The net restructuring liability related to the One Ecolab initiative was $91.0 million and $96.1 million as of March 31, 2026 and December 31, 2025, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the One Ecolab initiative since inception of the underlying actions includes the following items:

	Employee
	Costs	Other	Total
(millions)
2024-2025 Activity
Recorded expense and accrual	$148.2	$45.3	$193.5
Net cash payments	(55.7)	(47.0)	(102.7)
Reclassification	-	5.3	5.3
Restructuring liability, December 31, 2025	92.5	3.6	96.1

2026 Activity
Recorded expense and accrual	$22.2	$5.3	$27.5
Net cash payments	(28.0)	(4.6)	(32.6)
Restructuring liability, March 31, 2026	$86.7	$4.3	$91.0

Other restructuring

Other restructuring is primarily related to other immaterial restructuring programs. These activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.

During the first quarter of 2026, the Company recorded $9.7 million ($7.8 million after tax) related to other immaterial restructuring programs.

The restructuring liability balance for all other restructuring plans excluding One Ecolab was $11.8 million and $8.8 million as of March 31, 2026 and December 31, 2025, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Acquisition and integration related costs

Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $14.1 million ($12.3 million after tax) and $1.5 million ($1.1 million after tax) in the first quarter of 2026 and 2025, respectively, primarily related to the Ovivo Electronics and pending CoolIT Systems acquisitions.

Sale of global surgical solutions business

On April 27, 2024, the Company reached a definitive agreement to sell its global surgical solutions business, which closed on August 1, 2024. The Company recorded charges of $1.6 million ($1.2 million after tax) in the first quarter of 2025.

Other operating activities

Other special charges recorded in special (gains) and charges on the Consolidated Statements of Income in the first quarter of 2026 were $0.9 million ($0.6 million after tax). Other special gains recorded in special (gains) and charges in the first quarter of 2025 were $13.0 million ($11.3 million gain after tax), primarily related to the sale of an equity method investment.

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

No acquisitions were completed during the first quarter of 2026 or 2025.

Pending CoolIT Systems Acquisition

On March 20, 2026, Ecolab entered into an agreement to acquire CoolIT Systems for $4.75 billion, subject to certain adjustments. CoolIT Systems is a pure-play data center liquid cooling company that designs and manufactures high-performance liquid cooling systems, including coolant distribution units (CDUs), cold plates and direct-to-chip cooling technologies. The acquisition is expected to close in the third quarter of 2026, subject to regulatory approvals and other customary closing conditions.

Ovivo Electronics Acquisition

On December 16, 2025, the Company acquired Ovivo Electronics for total consideration of $1,596 million in cash, net of cash acquired. Ovivo Electronics is a leading and fast-growing global provider of breakthrough ultrapure water technologies for semiconductor manufacturing.

The Ovivo Electronics acquisition has been accounted for as a business combination with the assets acquired and liabilities assumed recognized at fair value as of the acquisition date. The fair values of intangible assets acquired were estimated using discounted cash flow analyses appropriate for the nature of the asset that incorporated projections of future cash flows and other valuation assumptions. Significant inputs and assumptions used in our customer relationship intangible asset valuations include projected revenues, contributory asset charges, tax savings due to amortization, income tax rates, customer attrition rates and discount rates. Significant inputs and assumptions to our trademarks and technology intangible asset valuations include projected revenues, asset life cycle, royalty rates, tax saving due to amortization, income tax rates, discount rates and estimated useful lives. Fair value measurements of certain tangible assets, definite-lived intangible assets, lease right of use assets and liabilities, net pension liabilities, carry over tax attributes, deferred income taxes, income tax uncertainties, and goodwill are preliminary and subject to changes as the information necessary to complete the valuations are obtained and analyzed. Accordingly, purchase accounting for this transaction is not yet complete pending finalization of these valuations and completion of comprehensive accounting policy consistency review. The amounts recorded reflect the Company’s best estimates as of March 31, 2026 and are subject to change.

The Company incurred certain transaction and integration costs associated with the acquisition that were expensed and are reflected in the Consolidated Statements of Income. Further information related to the Company’s special (gains) and charges is included in Note 2, “Special (Gains) and Charges.”

The following table summarizes the current preliminary acquisition date fair value of net assets acquired in the Ovivo Electronics acquisition:

(millions)	December 16, 2025
Net tangible assets (liabilities) acquired	($115.7)
Identifiable intangible assets
Customer relationships	327.9
Technology	145.7
Trademarks	43.1
Total Intangible Assets	516.7

Goodwill	1,194.7

Total consideration transferred to sellers, net of cash acquired	$1,595.7

During the first quarter of 2026, the Company recorded measurement period adjustments, including a $116.6 million decrease in customer relationships, a $15.0 million increase in other intangible assets, and a $12.3 million increase in tangible assets, which resulted in a $89.3 million increase in goodwill.

4. BALANCE SHEETS INFORMATION

	March 31	December 31
(millions)	2026	2025
Accounts receivable, net
Accounts receivable	$3,404.0	$3,366.2
Allowance for expected credit losses and other accruals	(123.8)	(116.8)
Total	$3,280.2	$3,249.4

Inventories
Finished goods	$1,019.3	$962.1
Raw materials and parts	642.1	620.3
Inventories at FIFO cost	1,661.4	1,582.4
FIFO cost to LIFO cost difference	(89.4)	(92.0)
Total	$1,572.0	$1,490.4

Other current assets
Prepaid assets	$211.5	$159.5
Taxes receivable	229.5	229.8
Derivative assets	-	2.6
Contract assets	126.1	117.4
Other	103.6	60.3
Total	$670.7	$569.6

Property, plant and equipment, net
Land	$148.7	$149.2
Buildings and leasehold improvements	1,276.1	1,242.6
Machinery and equipment	2,579.6	2,496.4
Dispensing and monitoring equipment	3,300.8	3,193.1
Capitalized software	1,221.6	1,176.8
Construction in progress	880.4	858.1
	9,407.2	9,116.2
Accumulated depreciation	(5,010.0)	(4,839.6)
Total	$4,397.2	$4,276.6

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,751.4	3,827.3
Patents	517.5	516.1
Trademarks	423.3	420.6
Other technologies	697.0	680.2
	5,389.2	5,444.2
Accumulated amortization
Customer relationships	($2,156.9)	($2,077.3)
Patents	(374.0)	(367.4)
Trademarks	(281.9)	(272.0)
Other technologies	(282.2)	(269.0)
	(3,095.0)	(2,985.7)
Net intangible assets subject to amortization	2,294.2	2,458.5
Total	$3,524.2	$3,688.5

Other assets
Deferred income taxes	$229.0	$181.0
Pension	194.5	184.3
Derivative asset	7.9	2.9
Other	431.3	414.5
Total	$862.7	$782.7

	March 31	December 31
(millions)	2026	2025
Other current liabilities
Discounts and rebates	$516.8	$528.4
Dividends payable	206.1	205.9
Interest payable	60.2	64.8
Taxes payable, other than income	193.2	179.5
Derivative liability	52.3	5.4
Restructuring	100.6	102.5
Contract liability	201.1	173.0
Operating lease liabilities	167.3	164.7
Other	271.3	313.3
Total	$1,768.9	$1,737.5

Accumulated other comprehensive income (loss)
Unrealized gain (loss) on derivative financial instruments, net of tax	($8.1)	($4.0)
Unrecognized pension and postretirement benefit expense, net of tax	(493.9)	(495.5)
Cumulative translation, net of tax	(1,124.1)	(1,374.8)
Total	($1,626.1)	($1,874.3)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of March 31, 2026 and December 31, 2025.

	March 31	December 31
(millions)	2026	2025
Short-term debt
Commercial paper	$300.0	$100.0
Notes payable	$8.6	11.0
Long-term debt, current maturities	1,264.6	759.4
Total	$1,573.2	$870.4

Lines of Credit

As of March 31, 2026, the Company had a $2.0 billion multi-year revolving credit facility which expires in March 2030. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either March 31, 2026 or December 31, 2025.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had $300 million and $100 million outstanding commercial paper under its U.S. and Euro commercial paper programs as of March 31, 2026 and December 31, 2025, respectively.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of March 31, 2026 and December 31, 2025, the Company had $8.6 million and $11.0 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of March 31, 2026 and December 31, 2025.

	Maturity	March 31	December 31
(millions)	by Year	2026	2025

Long-term debt
Public notes (2026 principal amount)
Ten year 2016 senior notes ($750 million)	2026	747.9	744.4
Ten year 2017 senior notes ($500 million)	2027	482.4	477.7
Six year 2021 senior notes ($500 million)	2027	499.3	499.1
Five year 2022 senior notes ($500 million)	2028	497.4	497.1
Three year 2025 senior notes ($500 million)	2028	497.0	496.7
Ten year 2020 senior notes ($698 million)	2030	669.5	677.5
Ten year 2020 senior notes ($600 million)	2031	571.0	572.3
Eleven year 2021 senior notes ($650 million)	2032	646.5	646.4
Ten year 2025 senior notes ($500 million)	2035	495.2	495.1
Thirty year 2011 senior notes ($389 million)	2041	385.3	385.2
Thirty year 2016 senior notes ($200 million)	2046	197.6	197.6
Thirty year 2017 senior notes ($484 million)	2047	430.1	429.6
Thirty year 2020 senior notes ($500 million)	2050	491.8	491.7
Thirty year 2021 senior notes ($850 million)	2051	840.2	840.1
Thirty four year 2021 senior notes ($685 million)	2055	544.0	543.4
Finance lease obligations and other		191.9	131.4
Total debt		8,187.1	8,125.3
Long-term debt, current maturities		(1,264.6)	(759.4)
Total long-term debt		$6,922.5	$7,365.9

Public Notes and Other

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

One of the Company’s Chinese subsidiaries maintains a construction loan facility that provides up to 1.1 billion in Chinese Yuan (“CNY”) ($160 million) of proceeds to fund capital expenditures. This loan facility has a tenor of 13 years and is secured by certain assets of its Chinese subsidiaries. Any borrowings under this facility are included in Finance lease obligations and other in the table above.

Covenants

The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of March 31, 2026.

Net Interest Expense

Interest expense and interest income recognized during the first quarter of 2026 and 2025 were as follows:

	First Quarter Ended
	March 31
(millions)	2026	2025
Interest expense	$77.3	$72.6
Interest income	(4.6)	(14.3)
Interest expense, net	$72.7	$58.3

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings, including the impact of the Company’s interest rate swap agreements. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

Subsequent Events

On April 10, 2026, the Company entered into a term credit agreement providing for a $4.75 billion unsecured committed delayed draw term loan credit facility, the proceeds from which may only be used to finance the pending acquisition of CoolIT Systems and to pay fees, costs and expenses related to the acquisition and the credit facility. No amounts had been drawn under the facility as of the date of this filing.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill arises from the Company’s acquisitions and represents the excess of the fair value of the purchase consideration exchanged over the fair value of net assets acquired. The Company’s reporting units are its nine operating segments. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, the Company completes an interim goodwill assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the quarter ended March 31, 2026 were as follows:

		Global	Global
	Global	Institutional	Pest	Global
(millions)	Water	& Specialty	Elimination	Life Sciences	Total
December 31, 2025	$5,505.5	$1,041.5	$189.6	$2,490.4	$9,227.0
Prior year business combinations (a)	89.3	-	-	-	89.3
Effect of foreign currency translation	92.6	4.8	0.8	24.2	122.4
March 31, 2026	$5,687.4	$1,046.3	$190.4	$2,514.6	$9,438.7

(a)	Represents purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of an indefinite-lived intangible asset exceeds its fair value, the Company completes an interim impairment assessment of that asset prior to the next annual assessment. Based on the ongoing performance of the Company’s reporting units associated with the Nalco trade name, an interim indefinite life intangible asset impairment assessment was not performed during the first quarter of 2026. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technologies primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the first quarter of 2026 and 2025 was $82.6 million and $74.9 million, respectively. Amortization expense related to intangible assets for the remaining nine-month period of 2026 is expected to be approximately $246.4 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	March 31, 2026
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$13.3	$-	$13.3	$-
Cross-currency swap derivative contracts	33.6	-	33.6	-

Liabilities
Foreign currency forward contracts	19.6	-	19.6	-
Interest rate swap agreements	76.2	-	76.2	-
Cross-currency swap derivative contracts	172.9	-	172.9	-
Forward-starting interest rate lock contracts	0.3	-	0.3	-

	December 31, 2025
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$17.4	$-	$17.4	$-
Cross-currency swap derivative contracts	11.4	-	11.4	-

Liabilities
Foreign currency forward contracts	20.3	-	20.3	-
Interest rate swap agreements	74.4	-	74.4	-
Cross-currency swap derivative contracts	190.6	-	190.6	-

The carrying values of foreign currency forward and option contracts are at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and classified within Level 2. The carrying value of interest rate swap agreements is at fair value, which is determined based on current forward interest rates as of the balance sheet date and are classified within Level 2. The carrying value of the forward-starting interest rate lock agreements is at fair value, which is determined based on current forward interest rates as of the balance sheet date and are classified within Level 2. The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Euro, the U.S. dollar and CNH (CNH is the Chinese Yuan traded in the offshore market), the U.S. dollar and the Canadian dollar, and the U.S. dollar and the Swiss Franc. The carrying value of the cross-currency swap derivative contracts is at fair value, which is determined based on the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs as of the balance sheet date and are classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives is within Note 8, “Derivatives and Hedging Transactions.”

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$8,187.1	$7,351.5	$8,125.3	$7,381.8

8. DERIVATIVES AND HEDGING TRANSACTIONS

The Company uses foreign currency forward contracts, interest rate swap agreements, forward-starting interest rate lock contracts, cross-currency swap derivative contracts and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in foreign operations. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities in the Consolidated Balance Sheets at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
	March 31	December 31	March 31	December 31
(millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments
Foreign currency forward contracts	$1.2	$2.9	$8.0	$6.5
Interest rate swap agreements	-	-	76.2	74.4
Cross-currency swap derivative contracts	22.0	5.8	161.3	185.0
Forward-starting interest rate lock contracts	-	-	0.3	-

Derivatives not designated as hedging instruments
Foreign currency forward contracts	12.1	14.5	11.6	13.8
Cross-currency swap derivative contracts	11.6	5.6	11.6	5.6
Gross value of derivatives	46.9	28.8	269.0	285.3

Gross amounts offset in the Consolidated Balance Sheets	(39.0)	(23.3)	(39.0)	(23.3)
Net value of derivatives	$7.9	$5.5	$230.0	$262.0

The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
	March 31	December 31
(millions)	2026	2025

Foreign currency forward contracts	$2,160	$2,525
Interest rate swap agreements	1,500	1,500
Cross-currency swap derivative contracts	4,351	4,151
Forward-starting interest rate lock contracts	150	-

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

Additionally, the Company utilizes forward-starting interest rate lock contracts to hedge the interest rate risk related to anticipated debt issuances. These instruments are designated as cash flow hedges. Amounts are recorded in AOCI related to these rate lock contracts and are reclassified into interest expense over the term of the related debt, subsequent to issuance.

During the quarter ended March 31, 2026, the Company entered into forward-starting interest rate lock contracts to hedge the interest rate risk related to anticipated debt issuances for a total notional amount of $150 million.

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

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
Line item in which the hedged item is included	March 31	December 31	March 31	December 31
(millions)	2026	2025	2026	2025
Short-term debt	$248.2	$-	$1.7	$-
Long-term debt	1,175.3	1,424.4	77.6	(78.0)

Net Investment Hedges

Cross-currency swap derivative contracts

During the quarter ended March 31, 2026, the Company entered into Swiss Franc (“₣”) cross-currency swap derivative contracts with an aggregate notional amount of ₣200 million.

In aggregate, the Company maintains Swiss Franc (“₣”), Euro (“€”), Chinese Yuan (“CNH”), and Canadian dollar (“CAD”) cross-currency swap derivative contracts that are designated as net investment hedges of the Company’s related foreign currency denominated exposures from the Company’s investments in certain subsidiaries denominated in such functional currencies. As of March 31, 2026, the Company had ₣200 million ($250 million) €2,275 million ($2,628 million), CNH 3,984 million ($578 million), and CAD 280 million ($201 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations.

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

The revaluation gains and losses on the Euronotes settled in 2025 and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	First Quarter Ended
	March 31
(millions)	2026	2025
Revaluation gain (loss), net of tax:
Euronotes	$-	$7.1
Cross-currency swap derivative contracts	32.3	(36.9)
Total revaluation gain (loss), net of tax	$32.3	($29.8)

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

	First Quarter Ended
	March 31
	2026			2025
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	($0.7)	($1.0)	$-	$2.1	$1.2	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	-
Interest rate swap agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	(0.2)	-	-	(0.5)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	1.0	-	-	(0.5)	-
Total gain (loss) of all derivative instruments	($0.7)	$-	($0.2)	$2.1	$0.7	($0.5)

Subsequent Events

In April 2026, the Company entered into forward-starting interest rate lock contracts to hedge the interest rate risk related to anticipated debt issuances for a total notional amount of $450 million.

In April 2026, the Company entered into cross-currency swap derivative contracts with aggregate notional amounts of ₣500 million. These cross-currency swap derivative contracts are designated as net investment hedges of the Company’s Swiss Franc denominated exposures from its investments in certain of its Swiss Franc denominated functional currency subsidiaries.

9. OTHER COMPREHENSIVE INCOME (LOSS) INFORMATION

Other comprehensive income (loss) includes net income, foreign currency translation adjustments, defined benefit pension and postretirement plan adjustments, gains and losses on derivative instruments designated and effective as cash flow hedges and non-derivative instruments designated and effective as foreign currency net investment hedges that are charged or credited to the accumulated other comprehensive loss account in shareholders’ equity. Refer to Note 8, “Derivatives and Hedging Transactions,” for additional information related to the Company’s derivatives and hedging transactions. Refer to Note 13, “Pension and Postretirement Plans,” for additional information related to the Company’s pension and postretirement benefits activity.

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	First Quarter Ended
	March 31
(millions)	2026	2025
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative and hedging instruments
Amount recognized in AOCI	($7.3)	$8.5
(Gain) loss reclassified from AOCI into income
COS	0.7	(2.1)
SG&A	1.0	(1.2)
Interest (income) expense, net	0.2	0.5
	1.9	(2.8)
Other activity	(0.1)	(0.2)
Tax impact	1.4	(2.3)
Net of tax	($4.1)	$3.2

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Settlement charge	$-	$-
Amortization of losses and prior period service credits, net	6.5	2.1
	6.5	2.1
Other activity	(4.6)	1.4
Tax impact	(0.3)	(0.5)
Net of tax	$1.6	$3.0

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	First Quarter Ended
	March 31
	2026	2025
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	$1.5	($2.1)

Pension and postretirement benefits amortization of losses and prior period service
credits, net and settlement charge, reclassified from AOCI into income, net of tax	1.6	3.0

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In November 2022, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of March 31, 2026, 4,643,448 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first quarter of 2026, the Company reacquired 1,343,178 shares of its common stock, of which 1,253,373 related to share repurchases through open market and 89,805 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2026	2025

Net income attributable to Ecolab	$432.6	$402.5

Weighted-average common shares outstanding
Basic	282.0	283.4
Effect of dilutive stock options and units	1.7	1.9
Diluted	283.7	285.3

Earnings attributable to Ecolab per common share
Basic EPS	$1.53	$1.42
Diluted EPS	$1.52	$1.41

Anti-dilutive securities excluded from the computation of diluted EPS	0.6	0.6

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 21.8% and 20.3% for the first quarter of 2026 and 2025, respectively. The change in the Company’s tax rate for the first quarter of 2026 compared to the first quarter of 2025 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2, “Special (Gains) and Charges.”

The Company recognized net tax expense related to discrete tax items of $4.4 million in the first quarter of 2026. This included a tax benefit of $12.0 million associated with share-based compensation excess tax benefits. The remaining net tax expense of $16.4 million was primarily due to prior year return adjustments, unrecognized tax benefits, and other changes in estimates.

The Company recognized a net tax benefit related to discrete tax items of $0.5 million in the first quarter of 2025. This included $7.3 million associated with share-based compensation excess tax benefits. The remaining net expense of $6.8 million was from other tax adjustments including audit settlements, unrecognized tax benefits, and other changes in estimates.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and 2026. An estimate of the financial impact has been included in operating results as of March 31, 2026. OBBBA did not have a material impact to the Company’s income tax expense.

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

The components of net periodic pension and postretirement health care benefit expense for the first quarter ended March 31 are as follows:

	U.S.		International		U.S. Postretirement
	Pensions		Pensions		Benefits
(millions)	2026	2025	2026	2025	2026	2025
Service cost	$12.8	$11.7	$5.1	$4.6	-	$0.1
Interest cost on benefit obligation	21.0	22.9	11.5	10.7	1.1	1.3
Expected return on plan assets	(36.2)	(37.6)	(12.7)	(12.4)	-	-
Recognition of net actuarial loss (gain)	6.5	2.1	2.1	2.1	(0.8)	(0.9)
Amortization of prior service benefit	(1.2)	(1.1)	(0.1)	(0.1)	-	-
Total expense (benefit)	$2.9	($2.0)	$5.9	$4.9	$0.3	$0.5

Service cost is included as employee compensation cost in either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of March 31, 2026, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first quarter of 2026, the Company made contributions of $3 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $9 million to such plans during the remainder of 2026.

During the first quarter of 2026, the Company made contributions of $13 million to its international pension plans and estimates it will contribute an additional $29 million to such plans during the remainder of 2026.

During the first quarter of 2026, the Company made contributions of $2 million to its U.S. postretirement health care plans and estimates it will contribute an additional $8 million to such plans during the remainder of 2026.

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

The Company’s operating lease revenue, including an immaterial amount of variable lease revenue, was as follows:

	First Quarter Ended
	March 31
(millions)	2026	2025
Operating lease revenue	$148.7	$136.5

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue.

Net sales at public exchange rates by reportable segment are as follows:

	First Quarter Ended
	March 31
(millions)	2026	2025
Global Water
Product and sold equipment	$1,769.4	$1,600.3
Service and lease equipment	273.6	226.1
Global Institutional & Specialty
Product and sold equipment	1,213.2	1,140.3
Service and lease equipment	298.2	277.7
Global Pest Elimination
Product and sold equipment	-	-
Service and lease equipment	310.8	280.6
Global Life Sciences
Product and sold equipment	192.0	161.3
Service and lease equipment	8.9	8.7
Total
Total product and sold equipment	$3,174.6	$2,901.9
Total service and lease equipment	$891.5	$793.1

Net sales at public exchange rates by geographic region for the first quarter ended March 31 are as follows:

	Global		Global Institutional		Global		Global
	Water		& Specialty		Pest Elimination		Life Sciences
	2026	2025	2026	2025	2026	2025	2026	2025

United States	$878.6	$816.9	$994.3	$938.5	$211.3	$195.2	$47.9	$49.1
Europe	417.1	356.3	242.5	226.0	52.8	44.3	99.8	85.8
Asia Pacific	241.1	221.0	85.3	75.2	9.5	7.9	18.8	10.3
Latin America	199.0	180.3	53.1	49.2	16.2	14.1	3.4	5.1
Greater China	142.0	98.2	54.9	49.8	16.0	14.7	18.2	11.5
India, Middle East and Africa	106.5	100.0	19.9	21.8	1.9	1.7	8.7	7.3
Canada	58.7	53.7	61.4	57.5	3.1	2.7	4.1	0.9
Total	$2,043.0	$1,826.4	$1,511.4	$1,418.0	$310.8	$280.6	$200.9	$170.0

Net sales by geographic region were determined based on sales destination. The United States made up 52% and 54% of total revenues during the quarter ended March 31, 2026 and 2025, respectively.

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

The Company’s allowance for expected return of products shipped and credits related to pricing or quantities shipped was $42.5 million and $42.7 million as of March 31, 2026 and December 31, 2025, respectively. Credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for expected credit losses:

	First Quarter Ended
	March 31
(millions)	2026	2025

Beginning balance	$74.1	$70.0
Bad debt expense	15.9	12.2
Write-offs	(8.9)	(9.6)
Other (a)	0.2	0.5
Ending balance	$81.3	$73.1

(a)	Other amounts are primarily the effects of changes in currency translations.

Contract Asset and Liability

Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company has contract assets which relate to performance under the contract in advance of billings. Contract assets were $126.1 and $117.4 million as of March 31, 2026 and December 31, 2025. In addition, the Company has contract liabilities which relate to billings in advance of performance (primarily service obligations) under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed, which primarily occurs during the subsequent quarter.

	First Quarter Ended
	March 31
(millions)	2026	2025

Contract liability as of beginning of the year	$173.0	$102.0

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(173.0)	(102.0)

Increases due to billings excluding amounts recognized as revenue during the period ended	201.1	110.6

Contract liability as of end of period	$201.1	$110.6

15. OPERATING SEGMENTS

The Company’s organizational structure consists of global business units and market-based leadership teams. The Company’s nine operating segments follow its commercial and product-based activities and are based on engagement in business activities, availability of discrete financial information and review of operating results by the Chief Operating Decision Maker (“CODM”) at the identified operating segment level.

The Company’s operating segments that share similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment have been aggregated into four reportable segments: Global Water, Global Institutional & Specialty, Global Pest Elimination and Global Life Sciences.

Comparability of Reportable Segments

Effective January 1, 2026, the Company’s former Light & Heavy operating segment was divided into three new operating segments, Heavy Water, Light Water and High-Tech, which continue to remain in the Global Water reportable segment. The Company made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments. These changes are presented in the "Other" column of the table below. Prior period amounts have been recast to conform with current period presentation.

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminates the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. The “Fixed Currency Rate Change” column shown in the following table reflects international operations at fixed currency exchange rates established by management at the beginning of 2026, rather than the 2025 established rates. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported within the “Effect of foreign currency translation” row in the following table.

The impact of the preceding changes on previously reported full year 2025 reportable segment information is summarized as follows:

	December 31, 2025

	2025 Reported		Fixed	2025 Reported
	Valued at 2025		Currency	Valued at 2026
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Water	$7,679.9	$-	$427.8	$8,107.7
Global Institutional & Specialty	5,962.0	-	202.8	6,164.8
Global Pest Elimination	1,219.2	-	39.6	1,258.8
Global Life Sciences	706.1	-	61.0	767.1
Subtotal at fixed currency rates	15,567.2	-	731.2	16,298.4
Effect of foreign currency translation	514.0		(731.2)	(217.2)
Consolidated reported GAAP net sales	$16,081.2	$-	$-	$16,081.2

Cost of Sales
Global Water	$4,585.9	($2.3)	$254.5	$4,838.1
Global Institutional & Specialty	2,977.7	0.7	109.6	3,088.0
Global Pest Elimination	686.3	0.1	21.4	707.8
Global Life Sciences	382.6	1.5	29.0	413.1
Corporate	7.7	-	-	7.7
Subtotal at fixed currency rates	$8,640.2	$-	$414.5	$9,054.7

Selling, General and Administrative Expenses
Global Water	$1,830.1	$3.1	$78.9	$1,912.1
Global Institutional & Specialty	1,626.5	(1.3)	53.5	1,678.7
Global Pest Elimination	295.8	0.4	10.2	306.4
Global Life Sciences	202.8	(2.2)	9.3	209.9
Corporate	195.2	-	4.2	199.4
Subtotal at fixed currency rates	$4,150.4	$-	$156.1	$4,306.5

Special (Gains) and Charges
Corporate	150.3	-	-	150.3
Subtotal at fixed currency rates	$150.3	$-	$-	$150.3

Operating Income
Global Water	$1,263.9	($0.8)	$94.4	$1,357.5
Global Institutional & Specialty	1,357.8	0.6	39.7	1,398.1
Global Pest Elimination	237.1	(0.5)	8.0	244.6
Global Life Sciences	120.7	0.7	22.7	144.1
Corporate	(353.2)	-	(4.2)	(357.4)
Subtotal at fixed currency rates	2,626.3	-	160.6	2,786.9
Effect of foreign currency translation	111.3	-	(160.6)	(49.3)
Consolidated reported GAAP operating income	$2,737.6	$-	$-	$2,737.6

Reportable Segment Information

The Company has determined its significant segment expenses are cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”), which are regularly provided to the CODM at fixed currency exchange rates.

Financial information for the quarter ended March 31 for each of the Company’s reportable segments were as follows:

	March 31, 2026

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$2,035.2	$1,239.1	$498.3	$-	$297.8
Global Institutional & Specialty	1,507.7	751.0	409.2	-	347.5
Global Pest Elimination	310.1	178.8	79.6	-	51.7
Global Life Sciences	200.9	108.0	55.4	-	37.5
Corporate	-	11.3	58.2	45.3	(114.8)
Subtotal at fixed currency rates	$4,053.9	$2,288.2	$1,100.7	$45.3	$619.7
Effect of foreign currency translation	12.2				2.3
Consolidated reported GAAP	$4,066.1				$622.0

	March 31, 2025

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$1,899.5	$1,131.1	$489.7	$-	$278.7
Global Institutional & Specialty	1,454.8	731.4	415.0	-	308.4
Global Pest Elimination	287.4	166.9	72.8	-	47.7
Global Life Sciences	181.4	97.4	53.0	-	31.0
Corporate	-	4.8	49.6	29.1	(83.5)
Subtotal at fixed currency rates	$3,823.1	$2,131.6	$1,080.1	$29.1	$582.3
Effect of foreign currency translation	(128.1)				(27.0)
Consolidated reported GAAP	$3,695.0				$555.3

The profitability of the Company’s operating segments is evaluated by management based on operating income.

Consistent with the Company’s internal management reporting, Corporate includes intangible asset amortization specifically from the Nalco, Purolite and Ovivo Electronics acquisitions and special (gains) and charges, as discussed in Note 2, “Special (Gains) and Charges,” that are not allocated to the Company’s reportable segments.

The Company has an integrated supply chain function that serves all of its reportable segments. As such, asset and capital expenditure information by reportable segment has not been provided and is not available since the Company does not produce or utilize such information internally. In addition, although depreciation and amortization expense is a component of each reportable segment’s operating results, it is not discretely identifiable.

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

With respect to the unaudited financial information of the Company for the first quarter ended March 31, 2026 and 2025 included in Part 1 of this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated May 7, 2026 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of March 31, 2026, and the related consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2026 and 2025, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 7, 2026

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

The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains various Non-GAAP Financial Measures and also contains various Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

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

Comparability of Reportable Segments

Effective January 1, 2026, the Company’s former Light & Heavy operating segment was divided into three new operating segments, Heavy Water, Light Water and High-Tech, which continue to remain in the Global Water reportable segment. The Global Water reportable segment includes Heavy Water, Light Water, High-Tech, Food & Beverage and Paper operating segments. The Global Institutional & Specialty reportable segment continues to include the Institutional and Specialty operating segments. The Global Life Sciences and Global Pest Elimination segments remain standalone reportable segments. After these changes, the Company has nine operating segments.

Fixed Currency Foreign Exchange Rates

Management evaluates the sales and operating income performance of our non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on our international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. Public currency rate data provided within the “Segment Performance” section of this MD&A reflect amounts translated at actual public average rates of exchange prevailing during the corresponding period and are provided for informational purposes only.

OVERVIEW OF THE FIRST QUARTER ENDED MARCH 31, 2026

Sales Performance

When comparing first quarter 2026 against first quarter 2025, sales performance was as follows:

●	Reported net sales increased 10% to $4,066.1 million and organic sales increased 4%.
●	Organic sales for our Global Water segment increased 2% to $1,940.2 million driven by double-digit sales growth in High-Tech, strong growth in Food & Beverage and steady growth in Light Water.
●	Organic sales for our Global Institutional & Specialty segment increased 4% to $1,507.7 million driven by improved growth in both Institutional and Specialty.
●	Organic sales for Global Pest Elimination increased 7% to $308.5 million.
●	Organic sales for our Global Life Sciences segment increased 11% to $200.9 million.

Financial Performance

When comparing first quarter 2026 against first quarter 2025, our financial performance was as follows:

●	Reported operating income increased 12% to $622.0 million. Adjusted operating income increased 15%.
●	Net income attributable to Ecolab increased 7% to $432.6 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2026 and 2025 reported results, our adjusted net income attributable to Ecolab increased 13%.
●	Reported diluted EPS increased 8% to $1.52. Excluding the impact of special (gains) and charges and discrete tax items from both 2026 and 2025 reported results, adjusted diluted EPS increased 13% to $1.70 in the first quarter of 2026.
●	Our reported tax rate was 21.8% during the first quarter of 2026, compared to 20.3% during the first quarter of 2025. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2026 and 2025 results, our adjusted tax rate was 21.0% during the first quarter of 2026, compared to 20.8% during the first quarter of 2025.

RESULTS OF OPERATIONS

Net Sales

	First Quarter Ended
	March 31
(millions)	2026	2025	Change
Product and equipment sales	$3,174.6	$2,901.9
Service and lease sales	891.5	793.1
Reported GAAP net sales	$4,066.1	$3,695.0	10%
Effect of foreign currency translation	(12.2)	128.1
Non-GAAP fixed currency sales	$4,053.9	$3,823.1	6%
Effect of acquisitions and divestitures	(96.6)	-
Non-GAAP organic sales	$3,957.3	$3,823.1	4%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2026 sales change are shown below:

First Quarter Ended
March 31
(percent)	2026
Volume	1%
Pricing	3
Organic sales change	4
Acquisitions and divestitures	3
Fixed currency sales change	6
Foreign currency translation	4
Reported GAAP net sales change	10%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	First Quarter Ended
	March 31
	2026		2025
		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,786.2		$1,605.4
Service and lease cost of sales	509.1		454.8
Reported GAAP COS and gross margin	$2,295.3	43.6%	$2,060.2	44.2%
Special (gains) and charges	11.3		4.8
Non-GAAP adjusted COS and gross margin	$2,284.0	43.8%	$2,055.4	44.4%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 43.6% and 44.2% for the first quarter of 2026 and 2025, respectively. Special (gains) and charges included in items impacting cost of sales are shown within the “Special (Gains) and Charges” table below.

Excluding the impact of special (gains) and charges within COS, first quarter 2026 and 2025 adjusted gross margin was 43.8% and 44.4%, respectively. Our adjusted gross margin decreased when comparing the first quarter of 2026 against the first quarter of 2025 due to the impact of recent acquisitions. Underlying gross margin was stable as strong value pricing was offset by higher commodity costs.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 27.1% for the first quarter of 2026, compared to 28.4% for the first quarter of 2025, respectively. The SG&A ratio to sales in the first quarter of 2026 improved as productivity gains and the favorable impact of recent acquisitions more than offset growth-oriented investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	First Quarter Ended
	March 31
(millions)	2026	2025
Cost of sales
One Ecolab	$1.6	$4.8
Other restructuring	9.7	-
Cost of sales subtotal	11.3	4.8

Special (gains) and charges
One Ecolab	31.4	39.4
Acquisition and integration activities	14.1	1.5
Sale of global surgical solutions business	-	1.6
Other	0.9	(13.0)
Special (gains) and charges subtotal	46.4	29.5

Total special (gains) and charges	$57.7	$34.3

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Special (Gains) and Charges were $57.7 million ($45.5 million after tax) or $0.16 per diluted share, primarily relating to our One Ecolab initiative, acquisition and integration activities, and other restructuring activities in the period ended March 31, 2026. Special (Gains) and Charges were $34.3 million ($25.1 million after tax) or $0.09 per diluted share, primarily relating to our One Ecolab initiative and a gain on sale of an equity method investment in the period ended March 31, 2025.

As it relates to the One Ecolab initiative, we anticipate total restructuring costs of $328 million ($256 million after tax) or $0.90 per diluted share and special charges of $97 million ($76 million after tax) or $0.26 per diluted share by the end of 2027, which is expected to generate estimated annualized cost savings of $325 million in continuing operations by 2027. One Ecolab has delivered $134 million of cumulative cost savings.

Further details related to special (gains) and charges are included in Note 2, “Special (Gains) and Charges,” of the Notes.

Operating Income and Operating Income Margin

	First Quarter Ended
	March 31
(millions)	2026	2025	Change
Reported GAAP operating income	$622.0	$555.3	12%
Special (gains) and charges	57.7	34.3
Non-GAAP adjusted operating income	679.7	589.6	15%
Effect of foreign currency translation	(3.4)	26.6
Non-GAAP adjusted fixed currency operating income	676.3	616.2	10%
Effect of acquisitions and divestitures	(11.4)	-
Non-GAAP organic operating income	$664.9	$616.2	8%

	First Quarter Ended
	March 31
(percent)	2026	2025
Reported GAAP operating income margin	15.3%	15.0%
Non-GAAP adjusted operating income margin	16.7%	16.0%
Non-GAAP adjusted fixed currency operating income margin	16.7%	16.1%
Non-GAAP organic operating income margin	16.8%	16.1%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 12% in the first quarter of 2026 versus the comparable period of 2025. Our reported operating income for 2026 and 2025 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2026 and 2025 reported results, our adjusted operating income increased 15% in the first quarter of 2026.

As shown in the previous table, foreign currency had a 5 percentage point positive impact on adjusted operating income growth for the first quarter of 2026.

Other (Income) Expense

	First Quarter Ended
	March 31
(millions)	2026	2025	Change
Reported GAAP other (income) expense	($8.8)	($13.0)	(32)%

Reported other (income) expense decreased to ($8.8) million from ($13.0) million in the first quarter of 2026 compared to the first quarter of 2025.

Interest Expense, Net

	First Quarter Ended
	March 31
(millions)	2026	2025	Change
Reported GAAP interest expense, net	$72.7	$58.3	25%

Reported net interest expense was $72.7 million and $58.3 million in the first quarter of 2026 and 2025, respectively. The increase in net interest expense reflects the impact of lower cash balances and new debt used to fund the Ovivo Electronics acquisition.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2026	2025
Reported GAAP tax rate	21.8%	20.3%
Tax rate impact of:
Special (gains) and charges	(0.1)	0.4
Discrete tax items	(0.7)	0.1
Non-GAAP adjusted tax rate	21.0%	20.8%

Our reported tax rate was 21.8% and 20.3% for the first quarter of 2026 and 2025, respectively. The change in our tax rate for the first quarter versus the comparable periods of 2025 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax expense related to discrete tax items of $4.4 million in the first quarter of 2026. This included a tax benefit of $12.0 million associated with share-based compensation excess tax benefits. The remaining net tax expense of $16.4 million was primarily due to prior year return adjustments, unrecognized tax benefits, and other changes in estimates.

We recognized net tax benefits related to discrete tax items of $0.5 million in the first quarter of 2025. This included $7.3 million associated with share-based compensation excess tax benefits. The remaining net expense of $6.8 million is from other income tax adjustments including audit settlements, unrecognized tax benefits, and other changes in estimates.

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31
(millions)	2026	2025	Change
Reported GAAP net income attributable to Ecolab	$432.6	$402.5	7%
Adjustments:
Special (gains) and charges, after tax	45.5	25.1
Discrete tax expense (benefit)	4.4	(0.5)
Non-GAAP adjusted net income attributable to Ecolab	$482.5	$427.1	13%

Diluted EPS

	First Quarter Ended
	March 31
(dollars)	2026	2025	Change
Reported GAAP diluted EPS	$1.52	$1.41	8%
Adjustments:
Special (gains) and charges, after tax	0.16	0.09
Discrete tax expense (benefit)	0.02	0.00
Non-GAAP adjusted diluted EPS	$1.70	$1.50	13%

Per share amounts in the above tables do not necessarily sum due to rounding.

Currency translation had a favorable impact of approximately $0.08 per share on diluted EPS for the first quarter of 2026 when compared to the comparable period of 2025.

SEGMENT PERFORMANCE

The non-U.S. dollar functional international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2026. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2, “Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2025. Additional information about our reportable segments is included in Note 15, “Operating Segments,” of the Notes.

Fixed currency net sales and operating income for the first quarter of 2026 for our reportable segments are shown in the following tables:

Net Sales	First Quarter Ended
	March 31
(millions)	2026	2025	Change
Global Water	$2,035.2	$1,899.5	7%
Global Institutional & Specialty	1,507.7	1,454.8	4
Global Pest Elimination	310.1	287.4	8
Global Life Sciences	200.9	181.4	11
Subtotal at fixed currency	4,053.9	3,823.1	6
Effect of foreign currency translation	12.2	(128.1)
Consolidated reported GAAP net sales	$4,066.1	$3,695.0	10%

Operating Income	First Quarter Ended
	March 31
(millions)	2026	2025	Change
Global Water	$297.8	$278.7	7%
Global Institutional & Specialty	347.5	308.4	13
Global Pest Elimination	51.7	47.7	8
Global Life Sciences	37.5	31.0	21
Corporate	(114.8)	(83.5)	*
Subtotal at fixed currency	619.7	582.3	6
Effect of foreign currency translation	2.3	(27.0)
Consolidated reported GAAP operating income	$622.0	$555.3	12%

* Not meaningful

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	First Quarter Ended
	March 31
Net Sales	2026			2025
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Water	$2,035.2	($95.0)	$1,940.2	$1,899.5	$-	$1,899.5
Global Institutional & Specialty	1,507.7	-	1,507.7	1,454.8	-	1,454.8
Global Pest Elimination	310.1	(1.6)	308.5	287.4	-	287.4
Global Life Sciences	200.9	-	200.9	181.4	-	181.4
Subtotal at fixed currency	4,053.9	(96.6)	3,957.3	3,823.1	-	3,823.1
Effect of foreign currency translation	12.2			(128.1)
Consolidated reported GAAP net sales	$4,066.1			$3,695.0

Operating Income	2026			2025
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Water	$297.8	($20.4)	$277.4	$278.7	$-	$278.7
Global Institutional & Specialty	347.5	-	347.5	308.4	-	308.4
Global Pest Elimination	51.7	0.6	52.3	47.7	-	47.7
Global Life Sciences	37.5	-	37.5	31.0	-	31.0
Corporate	(58.2)	8.4	(49.8)	(49.6)	-	(49.6)
Non-GAAP adjusted fixed currency operating income	676.3	(11.4)	664.9	616.2	-	616.2
Special (gains) and charges at fixed currency rates	56.6			33.9
Subtotal at fixed currency	619.7			582.3
Effect of foreign currency translation	2.3			(27.0)
Consolidated reported GAAP operating income	$622.0			$555.3

Unless otherwise noted, the following segment performance commentary compares the first quarter of 2026 against the first quarter of 2025.

Global Water

	First Quarter Ended
	March 31
	2026	2025
Sales at fixed currency (millions)	$2,035.2	$1,899.5
Sales at public currency (millions)	2,043.0	1,826.4

Organic sales change	2%
Acquisitions and divestitures	5%
Fixed currency sales change	7%
Foreign currency translation	4%
Public currency sales change	12%

Operating income at fixed currency (millions)	$297.8	$278.7
Operating income at public currency (millions)	299.3	264.1

Fixed currency operating income change	7%
Fixed currency operating income margin	14.6%	14.7%
Organic operating income change	0%
Organic operating income margin	14.3%	14.7%
Public currency operating income change	13%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased 7% in the first quarter of 2026, driven by a 5% benefit from the Ovivo Electronics acquisition. Organic sales for Global Water increased 2% in the first quarter of 2026, driven by double-digit growth in High-Tech, strong growth in Food & Beverage and steady growth in Light Water.

Food & Beverage organic sales increased 5% in the first quarter of 2026 driven by new business and value pricing. Heavy Water organic sales decreased 2% in the first quarter of 2026, as growth in downstream was offset by softer sales in basic industries. High-Tech organic sales increased 25% in the first quarter of 2026, reflecting new business wins across microelectronics and data centers. Light Water organic sales increased 2% in the first quarter of 2026, driven by accelerating performance in transportation and green energy, and continued strong performance in pharmaceuticals. Paper organic sales decreased 2% in the first quarter of 2026, as continued new business wins were offset by stabilizing customer production rates.

Operating Income

Organic operating income was stable for Global Water in the first quarter of 2026. Organic operating income margin decreased in the first quarter of 2026.

Organic operating income margins decreased 0.4 percentage points during the first quarter of 2026 as the 1.7 percentage point positive impact of value pricing and higher volumes were more than offset by the 2.3 percentage point impact of higher commodity costs and investments in the business.

Global Institutional & Specialty

	First Quarter Ended
	March 31
	2026	2025
Sales at fixed currency (millions)	$1,507.7	$1,454.8
Sales at public currency (millions)	1,511.4	1,418.0

Organic sales change	4%
Acquisitions and divestitures	-%
Fixed currency sales change	4%
Foreign currency translation	3%
Public currency sales change	7%

Operating income at fixed currency (millions)	$347.5	$308.4
Operating income at public currency (millions)	348.2	301.2

Fixed currency operating income change	13%
Fixed currency operating income margin	23.0%	21.2%
Organic operating income change	13%
Organic operating income margin	23.0%	21.2%
Public currency operating income change	16%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency and organic sales increased 4% in the first quarter of 2026, with improved growth in both operating segments.

At an operating segment level, Institutional organic sales increased 2% in the first quarter of 2026, as growth in hospitality more than offset softer sales to hospitals. Specialty organic sales increased 9% in the first quarter of 2026, driven by new business wins and continued value pricing.

Operating Income

Organic operating income and organic operating income margin increased in the first quarter of 2026 for our Global Institutional & Specialty segment.

Organic operating income margins increased 1.8 percentage points during the first quarter of 2026 as the 2.7 percentage point positive impact from value pricing was partially offset by the 0.9 percentage point impact of higher commodity costs.

Global Pest Elimination

	First Quarter Ended
	March 31
	2026	2025
Sales at fixed currency (millions)	$310.1	$287.4
Sales at public currency (millions)	310.8	280.6

Organic sales change	7%
Acquisitions and divestitures	1%
Fixed currency sales change	8%
Foreign currency translation	3%
Public currency sales change	11%

Operating income at fixed currency (millions)	$51.7	$47.7
Operating income at public currency (millions)	51.9	46.5

Fixed currency operating income change	8%
Fixed currency operating income margin	16.7%	16.6%
Organic operating income change	10%
Organic operating income margin	17.0%	16.6%
Public currency operating income change	12%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased 8% in the first quarter of 2026 reflecting a benefit from attractive, targeted acquisitions in North America. Organic sales for Global Pest Elimination increased 7% in the first quarter of 2026 driven by gains in restaurants, food retail, food & beverage and healthcare.

Operating Income

Organic operating income and organic operating income margin increased in the first quarter of 2026 for our Global Pest Elimination segment.

Organic operating income margins increased 0.4 percentage points during the first quarter of 2026, as the 5.4 percentage point positive impact from value pricing, higher volumes and improved productivity were partially offset by the 4.9 percentage point impact of investments in the business, including pest intelligence.

Global Life Sciences

	First Quarter Ended
	March 31
	2026	2025
Sales at fixed currency (millions)	$200.9	$181.4
Sales at public currency (millions)	200.9	170.0

Organic sales change	11%
Acquisitions and divestitures	-%
Fixed currency sales change	11%
Foreign currency translation	7%
Public currency sales change	18%

Operating income at fixed currency (millions)	$37.5	$31.0
Operating income at public currency (millions)	37.7	26.6

Fixed currency operating income change	21%
Fixed currency operating income margin	18.7%	17.1%
Organic operating income change	21%
Organic operating income margin	18.7%	17.1%
Public currency operating income change	42%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency and organic sales for Global Life Sciences increased 11% in the first quarter of 2026, driven by new business wins. Continued growth in bioprocessing and pharmaceutical & personal care overcame temporary capacity constraints within Life Sciences’ industrial water purification business.

Operating Income

Organic operating income and organic operating income margins increased in the first quarter of 2026 for our Global Life Sciences segment.

Organic operating income margins increased 1.6 percentage points during the first quarter of 2026, as the 4.3 percentage point positive impact from value pricing, higher volumes and lower supply chain costs were partially offset by the 2.9 percentage point impact of unfavorable mix and investments in the business.

Corporate

Consistent with our internal management reporting, Corporate amounts in the tables on pages 32 and 33 include intangible asset amortization specifically from the Nalco, Purolite and Ovivo Electronics transactions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 30.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $25.0 billion as of March 31, 2026 and $24.7 billion as of December 31, 2025.

Total liabilities were $15.0 billion as of March 31, 2026, compared to total liabilities of $14.9 billion as of December 31, 2025. Total debt was $8.5 billion as of March 31, 2026 and $8.2 billion as of December 31, 2025. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented:

	March 31, 2026	December 31, 2025
(ratio)
Net debt to EBITDA	2.1	2.0

(millions)
Total debt	$8,495.7	$8,236.3
Cash	519.8	646.2
Net debt	$7,975.9	$7,590.1

Net income including noncontrolling interest	$2,123.4	$2,093.3
Provision for income taxes	472.6	454.6
Interest expense, net	255.5	241.1
Depreciation	691.9	672.6
Amortization	311.5	303.8
EBITDA	$3,854.9	$3,765.4

Cash Flows

Operating Activities

	First Quarter Ended
	March 31
(millions)	2026	2025	Change
Cash provided by operating activities	$445.9	$369.4	$76.5

We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities increased by $77 million in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by a favorable change in working capital and higher net income, partially offset by $60 million of one-time, equity incentive payments to the Ovivo Electronics employees relating to the acquisition.

Investing Activities

	First Quarter Ended
	March 31
(millions)	2026	2025	Change
Cash used for investing activities	($355.5)	($224.0)	($131.5)

Cash (used for) provided by investing activities is primarily impacted by capital investments in the business. We continue to make capital investments in the business, including dispensing and monitoring equipment, manufacturing equipment and facilities. Total capital expenditures were $349 million and $238 million in the first quarter of 2026 and 2025, respectively.

Cash used for dispositions, net of cash divested in the first quarter of 2025 related to the divestiture of our global surgical solutions business was $15 million.

Financing Activities

	First Quarter Ended
	March 31
(millions)	2026	2025	Change
Cash used for financing activities	($225.8)	($241.6)	$15.8

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We had net issuances of commercial paper and notes payable of $202 million and $5 million in the first quarter of 2026 and 2025, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $344 million and $154 million of shares in the first quarter of 2026 and 2025, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

During the first quarter of 2026, there was no long-term debt issuance activity other than borrowings under our Chinese construction loan facility. There was no long-term debt issuance activity in the first quarter of 2025.

We paid dividends of $216 million and $192 million in the first quarter of 2026 and 2025, respectively.

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

As of March 31, 2026, we had $520 million of cash and cash equivalents on hand, of which $385 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.

As of March 31, 2026, we had a $2.0 billion multi-year revolving credit facility which expires in March 2030. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. At the end of the first quarter of 2026, we had $300 million outstanding commercial paper under our U.S. program and none outstanding under our Euro program. As of December 31, 2025, we had $100 million outstanding commercial paper under our U.S. program and none outstanding under our Euro program. There were no borrowings under our credit facility as of March 31, 2026 or December 31, 2025. As of March 31, 2026, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

During the first quarter of 2026, there was no long-term debt issuance activity other than borrowings under our Chinese construction loan facility. There was no long-term debt issuance activity in the first quarter of 2025.

One of our Chinese subsidiaries maintains a construction loan facility that provides up to 1.1 billion in Chinese Yuan (“CNY”) ($160 million) of proceeds to fund capital expenditures. This loan facility has a tenor of 13 years and is secured by certain assets of our Chinese subsidiaries.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2025 disclosed total commercial paper, notes payable and long-term debt due within one year of $870 million. As of March 31, 2026, the total notes payable and long-term debt due within one year was $1,273 million. We had $300 million outstanding commercial paper under our U.S. program as of March 31, 2026.

Our gross liability for unrecognized tax benefits was $61 million and $54 million as of March 31, 2026, and December 31, 2025, respectively. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results. In the near-term, the global operating environment remains unpredictable, including constantly evolving geopolitics and international trade policy, which are resulting in rising delivered product costs and soft end-market demand. Due to the war in the Middle East, global energy markets have experienced significant price volatility in recent months driven by supply chain disruptions, transportation constraints, and geopolitical developments, contributing to major cost increases for raw materials, manufacturing, and logistics throughout our global supply chain. We have begun implementing our recently announced energy surcharge in the second quarter to offset the recent surge in such costs. This energy surcharge will be monitored closely and might be adjusted as market conditions evolve. We expect our pricing actions, along with continued volume growth and our other cost savings and productivity improvement efforts, to successfully offset the recent cost pressures.

Argentina, Turkey and Egypt are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina, Turkey and Egypt. During the first quarter of 2026, sales in Argentina, Turkey and Egypt represented approximately 1% of our consolidated sales. Assets held in Argentina, Turkey and Egypt at the end of the first quarter of 2026 represented approximately 1% of our consolidated assets.

In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. During the first quarter of 2026, our Russian and Ukraine operations represented less than 1% of our 2026 consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 17, “New Accounting Pronouncements,” of the Notes to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

On April 10, 2026, we entered into a term credit agreement providing for a $4.75 billion unsecured committed delayed draw term loan credit facility, the proceeds from which may only be used to finance the pending acquisition of CoolIT Systems and to pay fees, costs and expenses related to the acquisition and the credit facility. No amounts had been drawn under the facility as of the date of this filing.

In April 2026, we entered into forward-starting interest rate lock contracts to hedge the interest rate risk related to anticipated debt issuances for a total notional amount of $450 million.

In April 2026, we entered into cross-currency swap derivative contracts with aggregate notional amounts of ₣500 million. These cross-currency swap derivative contracts are designated as net investment hedges of our Swiss Franc denominated exposures from our investments in certain of our Swiss Franc denominated functional currency subsidiaries.

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

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency amounts included in this Form 10-Q are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2026. We also provide our segment results based on public currency rates for informational purposes.

Our reportable segments do not include the impact of intangible asset amortization from the Nalco, Purolite, and Ovivo Electronics transactions or the impact of special (gains) and charges as these are not allocated to our reportable segments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use foreign currency forward contracts, foreign currency option contracts, interest rate swap agreements, forward-starting interest rate lock contracts and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature or for trading purposes. For a more detailed discussion of derivative instruments, refer to Note 8, entitled “Derivatives and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 4. Controls and Procedures

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1, 2026 through March 31, 2026 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 23, 2026, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on pages 41 and 42 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Number of shares		Maximum number of
	Total			purchased as part		shares that may
	number of	Average price		of publicly		yet be purchased
	shares	paid per		announced plans		under the plans
Period	purchased	share	(1)	or programs	(2)	or programs	(2)
January 1-31, 2026	158,947	$270.7352		158,947		5,737,874
February 1-28, 2026	55,490	302.8313		55,490		5,682,384
March 1-31, 2026	1,038,936	266.9159		1,038,936		4,643,448
Total	1,253,373	$268.9903		1,253,373		4,643,448

(1)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(2)	As announced on November 3, 2022, our Board of Directors authorized the repurchase of up to 10,000,000 shares. Subject to market conditions, we expect to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase programs.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing

(a)	The following documents are filed as exhibits to this report:

(10.1)	Term Credit Agreement, dated April 10, 2026, by and among Ecolab Inc., the financial institutions party thereto as lenders from time to time, and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated April 15, 2026.

(10.2) †	Relocation Agreement, dated February 20, 2026, between Ecolab Inc. and Darrell R. Brown.	Filed herewith electronically.

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.

(31.1)	Rule 13a - 14(a) CEO Certification.	Filed herewith electronically.

(31.2)	Rule 13a - 14(a) CFO Certification.	Filed herewith electronically.

(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.

(101.SCH)	Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.

(104)	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

† This exhibit is an executive compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: May 7, 2026	By:	/s/ Jennifer J. Bradway

Jennifer J. Bradway
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)