Form 10-Q
period 2026-09-30
ECOLAB INC.
filed 2026-10-29
CIK 31462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of each of the registrant’s classes of Common Stock outstanding as of September 30, 2026: 280,467,785 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2026	2025	2026	2025

Product and equipment sales	$3,697.4	$3,262.6	$10,321.4	$9,321.3
Service and lease sales	997.4	902.4	2,854.9	2,563.9
Net sales	4,694.8	4,165.0	13,176.3	11,885.2
Product and equipment cost of sales	2,059.5	1,789.1	5,764.6	5,122.9
Service and lease cost of sales	566.0	510.3	1,625.7	1,459.5
Cost of sales (including special charges (a))	2,625.5	2,299.4	7,390.3	6,582.4
Selling, general and administrative expenses	1,177.4	1,079.2	3,421.4	3,196.9
Special (gains) and charges	81.4	26.2	174.2	80.3
Operating income	810.5	760.2	2,190.4	2,025.6
Other (income) expense	(8.8)	(12.8)	(26.4)	(38.8)
Interest expense, net (b)	124.8	55.3	270.6	176.8
Income before income taxes	694.5	717.7	1,946.2	1,887.6
Provision for income taxes	140.1	128.0	416.5	362.9
Net income including noncontrolling interest	554.4	589.7	1,529.7	1,524.7
Net income attributable to noncontrolling interest	3.1	4.7	10.9	13.0
Net income attributable to Ecolab	$551.3	$585.0	$1,518.8	$1,511.7

Earnings attributable to Ecolab per common share
Basic	$1.97	$2.06	$5.40	$5.33
Diluted	$1.95	$2.05	$5.37	$5.30

Weighted-average common shares outstanding
Basic	280.4	283.5	281.0	283.5
Diluted	282.1	285.4	282.7	285.3
(a)Cost of sales includes special (gains) and charges of $1.5 million and $0.3 million in the third quarter of 2026 and 2025, respectively, and $17.5 million and $7.6 million in the first nine months of 2026 and 2025, respectively, which is recorded in product and equipment cost of sales.
(b)Interest expense, net includes $6.6 million of special (gains) charges in the first nine months of 2026. No special (gains) and charges were included in interest expense, net in all other periods presented.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2026	2025	2026	2025

Net income including noncontrolling interest	$554.4	$589.7	$1,529.7	$1,524.7

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(36.2)	74.5	138.9	314.1
Gain (loss) on net investment hedges	(3.3)	27.0	20.2	(213.5)
Total foreign currency translation adjustments	(39.5)	101.5	159.1	100.6

Derivatives and hedging instruments	0.9	(2.0)	22.1	(11.7)

Pension and postretirement benefits	3.1	(0.2)	10.8	(9.3)

Subtotal	(35.5)	99.3	192.0	79.6

Total comprehensive income, including noncontrolling interest	518.9	689.0	1,721.7	1,604.3
Comprehensive income attributable to noncontrolling interest	1.7	4.6	9.0	14.5
Comprehensive income attributable to Ecolab	$517.2	$684.4	$1,712.7	$1,589.8
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(unaudited)

(millions, except per share amounts)	September 30 2026	December 31 2025

ASSETS
Current assets
Cash and cash equivalents	$722.3	$646.2
Accounts receivable, net	3,795.4	3,249.4
Inventories	1,764.8	1,490.4
Other current assets	817.4	569.6
Total current assets	7,099.9	5,955.6
Property, plant and equipment, net	4,595.4	4,276.6
Goodwill	12,687.6	9,227.0
Other intangible assets, net	5,098.5	3,688.5
Operating lease assets	752.0	765.9
Other assets	874.5	782.7
Total assets	$31,107.9	$24,696.3

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$1,276.7	$870.4
Accounts payable	2,339.5	2,071.0
Compensation and benefits	663.3	721.5
Income taxes	73.8	134.3
Other current liabilities	2,026.5	1,737.5
Total current liabilities	6,379.8	5,534.7
Long-term debt	11,915.3	7,365.9
Pension and postretirement benefits	530.9	546.1
Deferred income taxes	768.2	329.9
Operating lease liabilities	578.0	596.5
Other liabilities	481.2	518.7
Total liabilities	20,653.4	14,891.8
Commitments and contingencies (Note 16)

Equity (a)
Common stock	370.4	369.4
Additional paid-in capital	7,746.5	7,521.3
Retained earnings	13,737.3	12,834.0
Accumulated other comprehensive loss	(1,680.4)	(1,874.3)
Treasury stock	(9,749.9)	(9,079.6)
Total Ecolab shareholders’ equity	10,423.9	9,770.8
Noncontrolling interest	30.6	33.7
Total equity	10,454.5	9,804.5
Total liabilities and equity	$31,107.9	$24,696.3
(a)Common stock, 800.0 shares authorized, $1.00 par value per share, 280.5 shares outstanding as of September 30, 2026 and 282.0 shares outstanding as of December 31, 2025. Shares outstanding are net of treasury stock.
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30
(millions)	2026	2025

OPERATING ACTIVITIES
Net income including noncontrolling interest	$1,529.7	$1,524.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	545.4	493.8
Amortization	273.9	226.5
Deferred income taxes	115.3	(57.1)
Share-based compensation expense	116.0	109.5
Pension and postretirement plan contributions	(47.1)	(67.1)
Pension and postretirement plan (income) expense, net	27.9	10.4
Restructuring charges, net of cash paid	(24.6)	(12.5)
Sale of global surgical solutions business	-	1.1
Other, net	53.2	20.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(457.1)	(150.3)
Inventories	(199.0)	(37.6)
Other assets	(219.1)	34.1
Accounts payable	297.2	(47.8)
Other liabilities	(72.6)	(185.6)
Cash provided by operating activities	1,939.1	1,862.5

INVESTING ACTIVITIES
Capital expenditures	(902.0)	(716.2)
Property and other assets sold	2.3	46.4
Acquisitions and investments in affiliates, net of cash acquired	(4,683.1)	(0.5)
Divestiture of businesses, net of cash divested	-	(14.9)
Other, net	(38.3)	(43.8)
Cash used for investing activities	(5,621.1)	(729.0)

FINANCING ACTIVITIES
Net (repayments) issuances of commercial paper and notes payable	(95.4)	1.1
Long-term debt borrowings	5,104.9	1,019.0
Long-term debt repayments	-	(674.2)
Reacquired shares	(672.1)	(374.6)
Dividends paid	(628.7)	(564.4)
Exercise of employee stock options	108.9	182.0
Deferred financing costs	(49.2)	-
Other, net	(13.4)	(10.6)
Cash provided by (used for) financing activities	3,755.0	(421.7)

Effect of exchange rate changes on cash and cash equivalents	3.1	(12.8)

Increase in cash and cash equivalents	76.1	699.0
Cash and cash equivalents, beginning of period	646.2	1,256.8
Cash and cash equivalents, end of period	$722.3	$1,955.8
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Third Quarter Ended September 30, 2026 and 2025
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, June 30, 2025	$368.8	$7,372.3	$12,075.1	($2,003.3)	($8,492.6)	$9,320.3	$30.3	$9,350.6

Net income			585.0			585.0	4.7	589.7
Other comprehensive income (loss)				99.4		99.4	(0.1)	99.3
Cash dividends declared (a)			(184.2)			(184.2)		(184.2)
Stock options and awards	0.3	76.2			0.5	77.0		77.0
Reacquired shares					(178.5)	(178.5)		(178.5)
Balance, September 30, 2025	$369.1	$7,448.5	$12,475.9	($1,903.9)	($8,670.6)	$9,719.0	$34.9	$9,753.9

Balance, June 30, 2026	$370.2	$7,689.7	$13,390.8	($1,646.3)	($9,748.9)	$10,055.5	$28.9	$10,084.4

Net income			551.3			551.3	3.1	554.4
Other comprehensive income (loss)				(34.1)		(34.1)	(1.4)	(35.5)
Cash dividends declared (a)			(204.8)			(204.8)		(204.8)
Stock options and awards	0.2	56.8			1.8	58.8		58.8
Reacquired shares					(2.8)	(2.8)		(2.8)
Balance, September 30, 2026	$370.4	$7,746.5	$13,737.3	($1,680.4)	($9,749.9)	$10,423.9	$30.6	$10,454.5

	Nine Months Ended September 30, 2026 and 2025
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2024	$367.8	$7,159.6	$11,517.1	($1,982.0)	($8,305.2)	$8,757.3	$31.9	$8,789.2

Net income			1,511.7			1,511.7	13.0	1,524.7
Other comprehensive income (loss)				78.1		78.1	1.5	79.6
Cash dividends declared (a)			(552.9)			(552.9)	(11.5)	(564.4)
Stock options and awards	1.3	288.9			2.6	292.8		292.8
Reacquired shares					(368.0)	(368.0)		(368.0)
Balance, September 30, 2025	$369.1	$7,448.5	$12,475.9	($1,903.9)	($8,670.6)	$9,719.0	$34.9	$9,753.9

Balance, December 31, 2025	$369.4	$7,521.3	$12,834.0	($1,874.3)	($9,079.6)	$9,770.8	$33.7	$9,804.5

Net income			1,518.8			1,518.8	10.9	1,529.7
Other comprehensive income (loss)				193.9		193.9	(1.9)	192.0
Cash dividends declared (a)			(615.5)			(615.5)	(12.1)	(627.6)
Stock options and awards	1.0	225.2			2.5	228.7		228.7
Reacquired shares					(672.8)	(672.8)		(672.8)
Balance, September 30, 2026	$370.4	$7,746.5	$13,737.3	($1,680.4)	($9,749.9)	$10,423.9	$30.6	$10,454.5
(a)Dividends declared per common share were $0.73 and $0.65 in the third quarter of 2026 and 2025, respectively, and $2.19 and $1.95 in the first nine months of 2026 and 2025, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL INFORMATION
The unaudited consolidated financial information for the third quarter ended September 30, 2026 and 2025 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.
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

2. SPECIAL (GAINS) AND CHARGES
Special (gains) and charges reported on the Consolidated Statements of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2026	2025	2026	2025
Cost of sales
One Ecolab	$1.1	$0.3	$3.8	$7.6
Other restructuring	0.4	-	13.7	-
Cost of sales subtotal	1.5	0.3	17.5	7.6

Special (gains) and charges
One Ecolab	17.1	17.4	76.2	83.3
Other restructuring	0.6	-	1.1	(12.0)
Acquisition and integration activities	42.2	11.0	60.9	19.8
Sale of global surgical solutions business	-	-	-	2.4
Other	21.5	(2.2)	36.0	(13.2)
Special (gains) and charges subtotal	81.4	26.2	174.2	80.3

Interest expense, net	-	-	6.6	-

Total special (gains) and charges	$82.9	$26.5	$198.3	$87.9
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
The Company recorded restructuring charges of $11.2 million ($8.7 million after tax) and $62.6 million ($47.6 million after tax) during the third quarter and first nine months of 2026, respectively, primarily related to severance and professional services and $9.5 million ($7.3 million after tax) and $66.3 million ($51.0 million after tax) during the third quarter and first nine months of 2025, respectively, primarily related to severance. In addition, the Company recorded non-restructuring special charges of $7.0 million ($5.3 million after tax) and $17.4 million ($13.2 million after tax) during the third quarter and first nine months of 2026, respectively, primarily related to professional services and $8.2 million ($6.2 million after tax) and $24.6 million ($18.6 million after tax) during the third quarter and first nine months of 2025, respectively, primarily related to professional services. The Company has recorded $261.4 million ($201.1 million after tax) of cumulative restructuring charges and $72.0 million ($54.5 million after tax) of cumulative special charges under the One Ecolab initiative.
The net restructuring liability related to the One Ecolab initiative was $63.2 million and $96.1 million as of September 30, 2026 and December 31, 2025, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the One Ecolab initiative since inception of the underlying actions includes the following items:

	Employee Costs	Other	Total
(millions)
2024- 2025 Activity
Recorded expense and accrual	$148.2	$45.3	$193.5
Net cash payments	(55.7)	(47.0)	(102.7)
Reclassification	-	5.3	5.3
Restructuring liability, December 31, 2025	$92.5	$3.6	$96.1

2026 Activity
Recorded expense and accrual	$45.7	$16.9	$62.6
Net cash payments	(79.8)	(15.7)	(95.5)
Restructuring liability, September 30, 2026	$58.4	$4.8	$63.2
Other restructuring
Other restructuring is primarily related to other immaterial restructuring programs. These activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statements of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheets.
The Company recorded $1.0 million ($0.8 million after tax) and $14.8 million ($11.9 million after tax) during the third quarter and first nine months of 2026 related to other immaterial restructuring programs.
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

The restructuring liability balance for all other restructuring plans excluding One Ecolab was $9.2 million and $8.8 million as of September 30, 2026 and December 31, 2025, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.
Acquisition and integration related costs
Acquisition and integration related costs reported in special (gains) and charges on the Consolidated Statements of Income include $42.2 million ($34.1 million after tax) and $11.0 million ($10.2 million after tax) in the third quarter of 2026 and 2025, respectively, and $60.9 million ($48.6 million net of tax) and $19.8 million ($16.9 million after tax) in the first nine months of 2026 and 2025, respectively, primarily related to the CoolIT Systems and Ovivo Electronics acquisitions.
Sale of global surgical solutions business
On April 27, 2024, the Company reached a definitive agreement to sell its global surgical solutions business, which closed on August 1, 2024. The Company recorded charges of $2.4 million ($1.8 million after tax) in the first nine months of 2025.
Other operating activities
Other special (gains) charges recorded in special (gains) and charges on the Consolidated Statements of Income in the third quarter and first nine months of 2026 were $21.5 million ($16.3 million after tax) and $36.0 million ($34.2 million after tax), respectively, primarily related to the termination of a supply agreement, certain legal charges and the estimated loss on sale of an investment. Other special (gains) charges recorded in the third quarter and first nine months of 2025 were ($2.2 million) ($1.7 million gain after tax) and ($13.2 million) ($11.4 million gain after tax), respectively, primarily related to the sale of an equity method investment.
Interest Expense
During the first nine months of 2026, the Company recorded special charges of $6.6 million ($5.7 million after tax) in interest expense, net on the Consolidated Statement of Income related to debt used to fund the CoolIT Systems acquisition.

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
CoolIT Systems Acquisition
On March 20, 2026, Ecolab entered into an agreement to acquire CoolIT Systems for $4,750 million, subject to certain adjustments. CoolIT Systems is a pure-play data center liquid cooling company that designs and manufactures high-performance liquid cooling systems, including coolant distribution units, cold plates and direct-to-chip cooling technologies.

On July 2, 2026, the Company completed its acquisition of CoolIT Systems and paid $4,627 million in cash, net of cash acquired and after adjustments defined in the purchase agreement. The pro forma financial information is not material to the Company's consolidated financial statements; therefore, this is not presented. In the third quarter of 2026, the business became part of the Company’s Global Water reportable segment.

The CoolIT Systems acquisition has been accounted for as a business combination with the assets acquired and liabilities assumed recognized at fair value as of the acquisition date. The fair values of intangible assets acquired were estimated using discounted cash flow analyses appropriate for the nature of the asset that incorporated projections of future cash flows and other valuation assumptions. Significant inputs and assumptions used in the Company's customer relationship intangible asset valuations include projected revenues, contributory asset charges, tax savings due to amortization, income tax rates, customer attrition rates and discount rates. Significant inputs and assumptions to the Company's trademarks and technology intangible asset valuations include projected revenues, asset life cycle, royalty rates, tax savings due to amortization, income tax rates, discount rates and estimated useful lives. Fair value measurements of certain tangible assets, definite-lived intangible assets, lease right of use assets and liabilities, carry over tax attributes, deferred income taxes, income tax uncertainties, and goodwill are preliminary and subject to changes as the information necessary to complete the valuations are obtained and analyzed. Accordingly, purchase accounting for this transaction is not yet complete pending finalization of these valuations. The amounts recorded reflect the Company’s best estimates as of September 30, 2026 and are subject to change.
The following table summarizes the current preliminary acquisition date fair value of net assets acquired in the CoolIT Systems acquisition:

(millions)	July 2, 2026
Net tangible assets (liabilities) acquired	($379.6)
Identifiable intangible assets
Customer relationships	881.4
Technology	641.6
Trademarks	232.7
Total Intangible Assets	1,755.7

Goodwill	3,251.1

Total consideration transferred to sellers, net of cash acquired	$4,627.2

Tangible assets acquired primarily consist of accounts receivable of $85.2 million, inventory of $55.5 million and property, plant and equipment of $26.3 million. Liabilities assumed primarily consist of deferred tax liabilities of $320.4 million and accrued compensation and benefits of current liabilities of $144.7 million. Identified intangible assets primarily consist of customer relationships, acquired technologies, and trade names and are being amortized over average lives of 17, 14, and 11 years, respectively, with a weighted average life of 15 years.

Goodwill of $3,251.1 million arising from the acquisition consists largely of the synergies and innovative products added to the Company's Global High Tech business. Goodwill is not expected to be deductible for income tax purposes.

Ovivo Electronics Acquisition

On December 16, 2025, the Company acquired Ovivo Electronics for total consideration of $1,625 million in cash, net of cash acquired. Ovivo Electronics is a leading and fast-growing global provider of breakthrough ultrapure water technologies for semiconductor manufacturing. The business became part of the Company’s Global Water reportable segment.

The Ovivo Electronics acquisition has been accounted for as a business combination with the assets acquired and liabilities assumed recognized at fair value as of the acquisition date. The fair values of intangible assets acquired were estimated using discounted cash flow analyses appropriate for the nature of the asset that incorporated projections of future cash flows and other valuation assumptions. Significant inputs and assumptions used in the Company's customer relationship intangible asset valuations include projected revenues, contributory asset charges, tax savings due to amortization, income tax rates, customer attrition rates and discount rates. Significant inputs and assumptions to the Company's trademarks and technology intangible asset valuations include projected revenues, asset life cycle, royalty rates, tax savings due to amortization, income tax rates, discount rates and estimated useful lives. Fair value measurements of certain tangible assets, definite-lived intangible assets, lease right of use assets and liabilities, net pension liabilities, carry over tax attributes, deferred income taxes, income tax uncertainties, and goodwill are preliminary and subject to changes as the information necessary to complete the valuations are obtained and analyzed. Accordingly, purchase accounting for this transaction is not yet complete pending finalization of these valuations. The amounts recorded reflect the Company’s best estimates as of September 30, 2026 and are subject to change.
The following table summarizes the current preliminary acquisition date fair value of net assets acquired in the Ovivo Electronics acquisition:

(millions)	December 16, 2025
Net tangible assets (liabilities) acquired	($150.2)
Identifiable intangible assets
Customer relationships	327.9
Technology	145.7
Trademarks	43.1
Total Intangible Assets	516.7

Goodwill	1,258.1

Total consideration transferred to sellers, net of cash acquired	$1,624.6
During the first nine months of 2026, the Company recorded purchase accounting adjustments related to Ovivo Electronics, including a $116.6 million decrease in customer relationships, a $15.0 million increase in other intangible assets, $22.3 million decrease in tangible assets, and a $28.8 million increase to consideration transferred to sellers, which resulted in a $152.7 million increase in goodwill.

The Company incurred certain transaction and integration costs associated with the acquisitions of Ovivo Electronics and CoolIT Systems that were expensed and are reflected in the Consolidated Statements of Income. Further information related to the Company’s special (gains) and charges is included in Note 2, “Special (Gains) and Charges.”

Other Acquisitions

In April 2026, the Company completed an immaterial acquisition which became part of the Global Pest Elimination reportable segment. No acquisitions were completed during the first nine months of 2025. The following table summarizes the acquisition date fair value of net assets acquired from the Company’s acquisition during the first nine months of 2026, excluding the CoolIT Systems acquisition (as further discussed above):

(millions)	2026
Net tangible assets (liabilities) acquired	($0.2)
Identifiable intangible assets
Customer relationships	12.7
Trademarks	0.9
Total Intangible Assets	13.6

Goodwill	15.0

Acquisition-related liabilities and contingent consideration	(1.5)

Total consideration transferred to sellers, net of cash acquired	$26.9

During the first nine months of 2026, the Company recorded immaterial adjustments associated with the finalization of the purchase accounting for its 2025 acquisitions, aside from the Ovivo Electronics adjustments discussed above.

4. BALANCE SHEETS INFORMATION

(millions)	September 30 2026	December 31 2025
Accounts receivable, net
Accounts receivable	$3,953.3	$3,366.2
Allowance for expected credit losses and other accruals	(157.9)	(116.8)
Total	$3,795.4	$3,249.4

Inventories
Finished goods	$1,135.1	$962.1
Raw materials and parts	727.8	620.3
Inventories at FIFO cost	1,862.9	1,582.4
FIFO cost to LIFO cost difference	(98.1)	(92.0)
Total	$1,764.8	$1,490.4

Other current assets
Prepaid assets	$189.1	$159.5
Taxes receivable	280.8	229.8
Derivative assets	-	2.6
Contract assets	143.6	117.4
Other	203.9	60.3
Total	$817.4	$569.6

Property, plant and equipment, net
Land	$147.9	$149.2
Buildings and leasehold improvements	1,285.5	1,242.6
Machinery and equipment	2,653.2	2,496.4
Dispensing and monitoring equipment	3,356.6	3,193.1
Capitalized software	1,317.5	1,176.8
Construction in progress	986.0	858.1
	9,746.7	9,116.2
Accumulated depreciation	(5,151.3)	(4,839.6)
Total	$4,595.4	$4,276.6

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	4,616.5	3,827.3
Patents	521.6	516.1
Trademarks	657.0	420.6
Other technologies	1,334.5	680.2
	7,129.6	5,444.2
Accumulated amortization
Customer relationships	(2,253.4)	(2,077.3)
Patents	(387.8)	(367.4)
Trademarks	(304.6)	(272.0)
Other technologies	(315.3)	(269.0)
	(3,261.1)	(2,985.7)
Net intangible assets subject to amortization	3,868.5	2,458.5
Total	$5,098.5	$3,688.5

(millions)	September 30 2026	December 31 2025
Other assets
Deferred income taxes	$186.6	$181.0
Pension	207.4	184.3
Derivative asset	5.6	2.9
Other	474.9	414.5
Total	$874.5	$782.7

Other current liabilities
Discounts and rebates	$540.0	$528.4
Dividends payable	204.8	205.9
Interest payable	145.1	64.8
Taxes payable, other than income	200.4	179.5
Derivative liability	51.5	5.4
Restructuring	70.3	102.5
Contract liability	260.0	173.0
Operating lease liabilities	169.4	164.7
Other	385.0	313.3
Total	$2,026.5	$1,737.5

Accumulated other comprehensive income (loss)
Unrealized gain (loss) on derivative financial instruments, net of tax	$18.1	($4.0)
Unrecognized pension and postretirement benefit expense, net of tax	(484.7)	(495.5)
Cumulative translation, net of tax	(1,213.8)	(1,374.8)
Total	($1,680.4)	($1,874.3)
5. DEBT AND INTEREST
Short-term Debt
The following table provides the components of the Company’s short-term debt obligations as of September 30, 2026 and December 31, 2025.

(millions)	September 30 2026	December 31 2025
Short-term debt
Commercial paper	$-	$100.0
Notes payable	8.2	11.0
Long-term debt, current maturities	1,268.5	759.4
Total	$1,276.7	$870.4
Lines of Credit
As of September 30, 2026, the Company had a $2.0 billion multi-year revolving credit facility which expires in March 2030. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either September 30, 2026 or December 31, 2025.
Commercial Paper
The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.
The Company had no outstanding commercial paper under its U.S. and Euro commercial paper programs as of September 30, 2026. As of December 31, 2025, the Company had $100 million and none outstanding under its U.S. and Euro commercial paper programs, respectively.

Notes Payable
The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of September 30, 2026 and December 31, 2025, the Company had $8 million and $11 million, respectively, outstanding under these credit lines.

Long-term Debt
The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of September 30, 2026 and December 31, 2025.

(millions)	Maturity by Year	September 30 2026	December 31 2025

Long-term debt
Public notes (2026 principal amount)
Ten year 2016 senior notes ($750 million)	2026	$750.0	$744.4
Ten year 2017 senior notes ($500 million)	2027	485.9	477.7
Six year 2021 senior notes ($500 million)	2027	499.7	499.1
Five year 2022 senior notes ($500 million)	2028	498.1	497.1
Three year 2025 senior notes ($500 million)	2028	497.7	496.7
Three year 2026 senior notes ($1,200 million)	2029	1,192.9	-
Ten year 2020 senior notes ($698 million)	2030	655.9	677.5
Ten year 2020 senior notes ($600 million)	2031	563.5	572.3
Five year 2026 senior notes ($900 million)	2031	891.1	-
Eleven year 2021 senior notes ($650 million)	2032	646.8	646.4
Seven year 2026 senior notes ($1,500 million)	2033	1,485.8	-
Ten year 2025 senior notes ($500 million)	2035	495.5	495.1
Ten year 2026 senior notes ($1,400 million)	2036	1,383.7	-
Thirty year 2011 senior notes ($389 million)	2041	385.4	385.2
Thirty year 2016 senior notes ($200 million)	2046	197.7	197.6
Thirty year 2017 senior notes ($484 million)	2047	430.8	429.6
Thirty year 2020 senior notes ($500 million)	2050	492.0	491.7
Thirty year 2021 senior notes ($850 million)	2051	840.4	840.1
Thirty four year 2021 senior notes ($685 million)	2055	545.1	543.4
Finance lease obligations and other		245.8	131.4
Total debt		13,183.8	8,125.3
Long-term debt, current maturities		(1,268.5)	(759.4)
Total long-term debt		$11,915.3	$7,365.9
Public Notes and Other

In May 2026, the Company issued $1.2 billion aggregate principal three-year fixed rate notes with a coupon rate of 4.60% and an effective interest rate of 4.61%, $0.9 billion aggregate principal five-year fixed rate notes with a coupon rate of 4.80% and an effective interest rate of 4.84%, $1.5 billion aggregate principal seven-year fixed rate notes with a coupon of 5.15% and effective interest rate of 5.17%, and $1.4 billion aggregate principal ten-year fixed rate notes with a coupon rate of 5.35% and an effective interest rate of 5.39%. The total proceeds of $5.0 billion were used to fund the CoolIT Systems acquisition and for general corporate purposes. As a result of the public note issuances, the Company terminated its unsecured committed delayed draw term loan credit facility dated April 10, 2026, the proceeds from which were only to be used to finance the CoolIT Systems acquisition and to pay fees, costs and expenses related to the acquisition and the credit facility. No amounts were drawn under the facility and no borrowings were outstanding at the time of termination.

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

One of the Company’s Chinese subsidiaries maintains a construction loan facility that provides up to 1.1 billion in Chinese Yuan (“CNY”) ($164 million) of proceeds to fund capital expenditures. This loan facility has a tenor of 13 years and is secured by certain assets of its Chinese subsidiaries. Any borrowings under this facility are included in Finance lease obligations and other in the table above.
Covenants
The Company is in compliance with all covenants under the Company’s outstanding indebtedness as of September 30, 2026.

Net Interest Expense
Interest expense and interest income recognized during the third quarter and first nine months of 2026 and 2025 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2026	2025	2026	2025
Interest expense	$135.8	$74.6	$308.1	$223.3
Interest income	(11.0)	(19.3)	(37.5)	(46.5)
Interest expense, net	$124.8	$55.3	$270.6	$176.8

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings, including the impact of the Company’s interest rate swap agreements. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill arises from the Company’s acquisitions and represents the excess of the fair value of the purchase consideration exchanged over the fair value of net assets acquired. The Company's reporting units are largely its operating segments. Following the acquisition of Ovivo Electronics on December 16, 2025 and CoolIT Systems on July 2, 2026, the Company's High Tech operating segment consists of Ovivo Electronics, CoolIT Systems and data centers & microelectronics reporting units. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, the Company completes an interim goodwill assessment of that reporting unit prior to the next annual assessment. If the results of an annual or interim goodwill assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.
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

The changes in the carrying amount of goodwill by reportable segment during the nine months ended September 30, 2026 were as follows:

(millions)	Global Water	Global Institutional & Specialty	Global Pest Elimination	Global Life Sciences	Total
December 31, 2025	$5,505.5	$1,041.5	$189.6	$2,490.4	$9,227.0
Current year business combinations (a)	3,251.1	-	15.0	-	3,266.1
Prior year business combinations (b)	152.7	-	0.9	-	153.6
Effect of foreign currency translation and other	27.0	2.3	0.4	11.2	40.9
September 30, 2026	$8,936.3	$1,043.8	$205.9	$2,501.6	$12,687.6
(a)Represents goodwill associated with current year acquisitions. For 2026, approximately $15.0 million of goodwill related to businesses acquired is expected to be tax deductible.
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

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technologies primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions is estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the third quarter of 2026 and 2025 was $106.2 million and $76.6 million, respectively, and during the first nine months of 2026 and 2025 was $273.9 million and $226.5 million, respectively. Amortization expense related to intangible assets for the remaining three-month period of 2026 is expected to be approximately $114.1 million.

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
Level 3 - Inputs are unobservable inputs for which there is little or no market data available.
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	September 30, 2026
(millions)	Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$18.0	$-	$18.0	$-
Cross-currency swap derivative contracts	52.3	-	52.3	-

Liabilities
Foreign currency forward contracts	19.4	-	19.4	-
Interest rate swap agreements	92.8	-	92.8	-
Cross-currency swap derivative contracts	199.3	-	199.3	-

	December 31, 2025
(millions)	Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$17.4	$-	$17.4	$-
Cross-currency swap derivative contracts	11.4	-	11.4	-

Liabilities
Foreign currency forward contracts	20.3	-	20.3	-
Interest rate swap agreements	74.4	-	74.4	-
Cross-currency swap derivative contracts	190.6	-	190.6	-
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
The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount, which includes adjustments related to the impact of interest rate swap agreements, premiums and discounts, and deferred debt issuance costs, and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$13,183.8	$11,952.6	$8,125.3	$7,381.8
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
The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives:

	Derivative Assets		Derivative Liabilities
(millions)	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Derivatives designated as hedging instruments
Foreign currency forward contracts	$1.8	$2.9	$4.9	$6.5
Interest rate swap agreements	-	-	92.8	74.4
Cross-currency swap derivative contracts	40.5	5.8	187.5	185.0

Derivatives not designated as hedging instruments
Foreign currency forward contracts	16.2	14.5	14.5	13.8
Cross-currency swap derivative contracts	11.8	5.6	11.8	5.6
Gross value of derivatives	70.3	28.8	311.5	285.3

Gross amounts offset in the Consolidated Balance Sheets	(64.7)	(23.3)	(64.7)	(23.3)
Net value of derivatives	$5.6	$5.5	$246.8	$262.0
The following table summarizes the notional values of the Company’s outstanding derivatives:

	Notional Values
(millions)	September 30 2026	December 31 2025

Foreign currency forward contracts	$2,361	$2,525
Interest rate swap agreements	1,250	1,500
Cross-currency swap derivative contracts	4,885	4,151

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
During the nine months ended September 30, 2026, the Company entered into forward-starting interest rate lock contracts to hedge the interest rate risk related to anticipated debt issuances for a total notional amount of $800 million. These forward-starting interest rate lock contracts were settled upon issuance of the $5.0 billion of public notes in May 2026. The balance in AOCI related to the rate lock contracts will be reclassified into interest expense over the term of the issued debt.

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
In aggregate, the Company has entered into a series of interest rate swap agreements to convert $1,250 million of its debt from a fixed interest rate to a floating interest rate. The fixed interest rates range from 1.3% to 4.8% and mature between 2027 and 2031. These interest rate swap agreements are designated as fair value hedges.
The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
Line item in which the hedged item is included	September 30 2026	December 31 2025	September 30 2026	December 31 2025
(millions)
Long-term debt	$1,157.8	$1,424.4	($95.1)	($78.0)

Net Investment Hedges
Cross-currency swap derivative contracts
In the quarter ended September 30, 2026, the Company entered into cross-currency swap derivative contracts with aggregate notional amounts of CNH 3,385 million, €150 million and CAD 120 million. In aggregate, the Company maintains Swiss Franc (“₣”), Euro (“€”), Chinese Yuan (“CNH”), and Canadian dollar (“CAD”) cross-currency swap derivative contracts that are designated as net investment hedges of the Company’s related foreign currency denominated exposures from the Company’s investments in certain subsidiaries denominated in such functional currencies. As of September 30, 2026, the Company had ₣700 million ($838 million), €2,425 million ($2,748 million), CNH 7,370 million ($1,099 million) and CAD 400 million ($281 million) cross-currency swap derivative contracts outstanding as a hedge of the Company’s net investment in foreign operations.
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

The revaluation gains and losses on the Euronotes settled in 2025 and cross-currency swap derivative contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2026	2025	2026	2025
Revaluation gain (loss), net of tax:
Euronotes	$-	$0.6	$-	($33.5)
Cross-currency swap derivative contracts	(3.3)	26.4	20.2	(180.0)
Total revaluation gain (loss), net of tax	($3.3)	$27.0	$20.2	($213.5)
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

The Company also uses undesignated treasury rate lock contracts to mitigate interest rate risk on future transactions. The Company recognizes gains and losses resulting from interest rate movements in interest expense, net.

Effect of all Derivative Instruments on Income
The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”), and interest expense, net (“interest”) are summarized below. The Company recognized $1.6 million in Special (gains) and charges for the third quarter ended 2025.

	Third Quarter Ended
	September 30
	2026			2025
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	($1.9)	($0.2)	$-	$0.3	($0.3)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	-
Interest rate swap and forward-starting lock agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	0.4	-	-	(0.4)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	0.2	-	-	(0.8)	-
Treasury rate lock contracts
Amount of gain (loss) recognized in income	-	-	-	-	-	-
Total gain (loss) of all derivative instruments	($1.9)	$-	$0.4	$0.3	($1.1)	($0.4)

	Nine Months Ended
	September 30
	2026			2025
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	($5.9)	($2.1)	$-	$5.0	$1.1	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	-	-	-	-
Interest rate swap and forward-starting lock agreements
Amount of (loss) gain reclassified from AOCI to income	-	-	0.2	-	-	(1.3)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	3.6	-	-	(2.2)	-
Treasury rate lock contracts
Amount of gain (loss) recognized in income	-	-	5.5	-	-	-
Total gain (loss) of all derivative instruments	($5.9)	$1.5	$5.7	$5.0	($1.1)	($1.3)

Subsequent Events
In October 2026, the Company settled ₣550 million of its existing Swiss Franc cross-currency swap derivative contracts that were designated as net investment hedges and simultaneously executed replacement cross-currency swap derivative contracts for the same notional value. There was no material impact on the Consolidated Statements of Income as a result of these transactions.

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
The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2026	2025	2026	2025
Derivative and Hedging Instruments
Unrealized gain (loss) on derivative and hedging instruments
Amount recognized in AOCI	($0.4)	($2.9)	$21.3	($9.3)
(Gain) loss reclassified from AOCI into income
COS	1.9	(0.3)	5.9	(5.0)
SG&A	0.2	0.3	2.1	(1.1)
Interest (income) expense, net	(0.4)	0.4	(0.2)	1.3
	1.7	0.4	7.8	(4.8)
Other activity	-	(0.3)	(0.1)	(0.2)
Tax impact	(0.4)	0.8	(6.9)	2.6
Net of tax	$0.9	($2.0)	$22.1	($11.7)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Amortization of losses and prior period service credits, net	$6.4	$2.5	$19.4	$6.7
	6.4	2.5	19.4	6.7
Other activity	-	(1.8)	(4.7)	(14.5)
Tax impact	(3.3)	(0.9)	(3.9)	(1.5)
Net of tax	$3.1	($0.2)	$10.8	($9.3)
The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
(millions)
Derivative (gain) loss reclassified from AOCI into income, net of tax	$1.3	$0.3	$5.9	($3.6)

Pension and postretirement benefits amortization of losses and prior period service credits, net and settlement charge, reclassified from AOCI into income, net of tax	3.1	(0.2)	10.8	(9.3)

10. SHAREHOLDERS’ EQUITY
Share Repurchase Authorization
In November 2022, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of September 30, 2026, 3,454,001 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.
Share Repurchases
During the first nine months of 2026, the Company reacquired 2,548,436 shares of its common stock, of which 2,442,820 related to share repurchases through open market and 105,616 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.
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
The computations of the basic and diluted EPS amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2026	2025	2026	2025

Net income attributable to Ecolab	$551.3	$585.0	$1,518.8	$1,511.7

Weighted-average common shares outstanding
Basic	280.4	283.5	281.0	283.5
Effect of dilutive stock options and units	1.7	1.9	1.7	1.8
Diluted	282.1	285.4	282.7	285.3

Earnings attributable to Ecolab per common share
Basic EPS	$1.97	$2.06	$5.40	$5.33
Diluted EPS	$1.95	$2.05	$5.37	$5.30

Anti-dilutive securities excluded from the computation of diluted EPS	0.6	0.6	0.6	0.6

Amounts do not necessarily sum due to rounding.
12. INCOME TAXES
The Company’s tax rate was 20.2% and 17.8% for the third quarter of 2026 and 2025, respectively, and 21.4% and 19.2% for the first nine months of 2026 and 2025, respectively. The change in the Company’s tax rate for the third quarter and first nine months of 2026 compared to the third quarter and first nine months of 2025 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2, "Special (Gains) and Charges".

The Company recognized net tax benefit related to discrete tax items of $1.1 million and net tax expense of $7.5 million in the third quarter and first nine months of 2026, respectively. This included a tax benefit of $2.0 million and $16.3 million in the third quarter and first nine months of 2026, respectively, associated with share-based compensation excess tax benefits. The remaining net tax expense of $0.9 million and $23.8 million in the third quarter and first nine months of 2026, respectively, is from prior year return adjustments, audit settlements, unrecognized tax benefits, and other changes in estimates.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and 2026. An estimate of the financial impact has been included in operating results as of September 30, 2026. OBBBA did not have a material impact to the Company’s income tax expense.
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
The components of net periodic pension and postretirement health care benefit expense for the third quarter ended September 30 are as follows:

	U.S. Pensions		International Pensions		U.S. Postretirement Benefits
(millions)	2026	2025	2026	2025	2026	2025
Service cost	$12.8	$11.7	$4.8	$5.0	$-	$0.1
Interest cost on benefit obligation	21.0	23.0	11.5	11.6	1.1	1.3
Expected return on plan assets	(36.3)	(37.6)	(12.5)	(13.6)	-	-
Recognition of net actuarial loss (gain)	6.5	2.2	2.0	2.4	(0.8)	(0.9)
Amortization of prior service benefit	(1.2)	(1.1)	(0.1)	(0.1)	-	-
Total expense (benefit)	$2.8	($1.8)	$5.7	$5.3	$0.3	$0.5

The components of net periodic pension and postretirement health care benefit expense for the nine months ended September 30 are as follows:

	U.S. Pensions		International Pensions		U.S. Postretirement Benefits
(millions)	2026	2025	2026	2025	2026	2025
Service cost	$38.4	$35.1	$15.0	$14.4	$-	$0.3
Interest cost on benefit obligation	63.0	68.8	34.5	33.6	3.3	3.9
Expected return on plan assets	(108.7)	(112.8)	(37.9)	(39.0)	-	-
Recognition of net actuarial loss (gain)	19.5	6.4	6.2	6.6	(2.4)	(2.7)
Amortization of prior service benefit	(3.6)	(3.3)	(0.3)	(0.3)	-	-
Total expense (benefit)	$8.6	($5.8)	$17.5	$15.3	$0.9	$1.5

Service cost is included as employee compensation cost in either cost of sales or selling, general and administrative expenses on the Consolidated Statements of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statements of Income.

As of September 30, 2026, the Company is in compliance with all funding requirements of each of its defined benefit plans.
During the first nine months of 2026, the Company made contributions of $8 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $4 million to such plans during the remainder of 2026.
During the first nine months of 2026, the Company made contributions of $32 million to its international pension plans and estimates it will contribute an additional $10 million to such plans during the remainder of 2026.
During the first nine months of 2026, the Company made contributions of $7 million to its U.S. postretirement health care plans and estimates it will contribute an additional $3 million to such plans during the remainder of 2026.

14. REVENUES
Revenue Recognition
Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services.
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
The Company’s operating lease revenue, including an immaterial amount of variable lease revenue, was as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2026	2025	2026	2025
Operating lease revenue	$154.0	$141.9	$454.7	$416.1
The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue.
Net sales at public exchange rates by reportable segment are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2026	2025	2026	2025
Global Water
Product and sold equipment	$2,174.8	$1,791.5	$5,870.7	$5,115.8
Service and lease equipment	306.0	263.1	876.5	742.5
Global Institutional & Specialty
Product and sold equipment	1,318.9	1,296.4	3,844.5	3,693.4
Service and lease equipment	317.6	297.5	924.2	863.1
Global Pest Elimination
Product and sold equipment	-	-	-	-
Service and lease equipment	363.6	331.8	1,025.5	929.8
Global Life Sciences
Product and sold equipment	203.7	174.7	606.2	512.1
Service and lease equipment	10.2	10.0	28.7	28.5
Total
Total product and sold equipment	$3,697.4	$3,262.6	$10,321.4	$9,321.3
Total service and lease equipment	$997.4	$902.4	$2,854.9	$2,563.9

Net sales at public exchange rates by geographic region for the third quarter ended September 30 are as follows:

	Global Water		Global Institutional & Specialty		Global Pest Elimination		Global Life Sciences
	2026	2025	2026	2025	2026	2025	2026	2025

United States	$1,026.8	$884.3	$1,062.5	$1,042.8	$255.8	$231.8	$51.2	$52.3
Europe	474.8	435.0	275.1	271.5	56.8	54.4	106.1	95.1
Asia Pacific	272.8	236.7	92.7	83.7	10.5	8.9	16.8	12.5
Latin America	231.0	210.1	55.1	50.4	17.6	15.6	4.4	4.3
Greater China	172.2	124.4	54.8	25.7	17.2	1.8	20.8	12.4
India, Middle East and Africa	129.8	105.4	25.3	50.8	1.9	15.7	8.1	6.8
Canada	173.4	58.7	71.0	69.0	3.8	3.6	6.5	1.3
Total	$2,480.8	$2,054.6	$1,636.5	$1,593.9	$363.6	$331.8	$213.9	$184.7

Net sales at public exchange rates by geographic region for the nine months ended September 30 are as follows:

	Global Water		Global Institutional & Specialty		Global Pest Elimination		Global Life Sciences
	2026	2025	2026	2025	2026	2025	2026	2025

United States	$2,860.7	$2,552.8	$3,127.7	$3,005.8	$713.9	$649.9	$157.9	$156.4
Europe	1,343.1	1,202.5	783.2	756.2	164.7	149.9	317.9	272.4
Asia Pacific	770.6	688.9	266.7	238.0	30.3	25.6	46.0	34.4
Latin America	656.5	584.8	163.8	150.6	50.8	44.3	13.1	13.7
Greater China	471.1	350.8	162.3	70.5	49.8	5.2	58.3	37.6
India, Middle East and Africa	349.0	307.6	67.2	147.9	5.7	45.5	25.6	23.0
Canada	296.2	170.9	197.8	187.5	10.3	9.4	16.1	3.1
Total	$6,747.2	$5,858.3	$4,768.7	$4,556.5	$1,025.5	$929.8	$634.9	$540.6

Net sales by geographic region were determined based on sales destination. The United States made up 52% and 54% of total revenues during the nine months ended September 30, 2026 and 2025, respectively.

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
The Company’s allowance for credits related to pricing or quantities shipped was $52.6 million and $42.7 million as of September 30, 2026 and December 31, 2025, respectively. Credit activity is recorded directly as a reduction to revenue.
The following table summarizes the activity in the allowance for expected credit losses:

	Nine Months Ended
	September 30
(millions)	2026	2025

Beginning balance	$74.1	$70.0
Bad debt expense	45.3	39.4
Write-offs	(33.8)	(34.1)
Other (a)	19.7	2.8
Ending balance	$105.3	$78.1
(a)Other amounts are related to impacts of changes in currency translations and other adjustments.

Contract Asset and Liability
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company has contract assets which relate to performance under the contract in advance of billings. Contract assets were $143.6 million and $117.4 million as of September 30, 2026 and December 31, 2025. In addition, the Company has contract liabilities which relate to billings in advance of performance (primarily service obligations) under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed, which primarily occurs during the subsequent quarter.

	Nine Months Ended
	September 30
(millions)	2026	2025

Contract liability as of beginning of the year	$173.0	$102.0

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(173.0)	(102.0)

Increases due to billings excluding amounts recognized as revenue during the period ended	260.0	116.0

Contract liability as of end of period	$260.0	$116.0

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
Financial information for the quarter ended September 30 for each of the Company’s reportable segments were as follows:

	September 30, 2026

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$2,479.6	$1,499.5	$534.9	$-	$445.2
Global Institutional & Specialty	1,638.3	814.3	419.1	-	404.9
Global Pest Elimination	363.5	203.3	86.3	-	73.9
Global Life Sciences	215.8	106.3	59.3	-	50.2
Corporate	-	1.5	78.7	81.7	(161.9)
Subtotal at fixed currency rates	$4,697.2	$2,624.9	$1,178.3	$81.7	$812.3
Effect of foreign currency translation	(2.4)				(1.8)
Consolidated reported GAAP	$4,694.8				$810.5

	September 30, 2025

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$2,061.0	$1,226.9	$476.2	$-	$357.9
Global Institutional & Specialty	1,596.0	794.0	425.7	-	376.3
Global Pest Elimination	332.7	184.3	78.9	-	69.5
Global Life Sciences	185.2	100.7	50.7	-	33.8
Corporate	-	0.3	50.2	24.3	(74.8)
Subtotal at fixed currency rates	$4,174.9	$2,306.2	$1,081.7	$24.3	$762.7
Effect of foreign currency translation	(9.9)				(2.5)
Consolidated reported GAAP	$4,165.0				$760.2

Financial information for the nine months ended September 30 for each of the Company’s reportable segments were as follows:

	September 30, 2026

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$6,730.3	$4,084.5	$1,555.1	$-	$1,090.7
Global Institutional & Specialty	4,763.4	2,371.8	1,249.3	-	1,142.3
Global Pest Elimination	1,024.1	579.7	248.3	-	196.1
Global Life Sciences	637.7	321.6	169.9	-	146.2
Corporate	-	17.5	194.8	174.4	(386.7)
Subtotal at fixed currency rates	$13,155.5	$7,375.1	$3,417.4	$174.4	$2,188.6
Effect of foreign currency translation	20.8				1.8
Consolidated reported GAAP	$13,176.3				$2,190.4

	September 30, 2025

(millions)	Net Sales	COS	SG&A	Special (gains) and charges	Operating Income (Loss)

Global Water	$5,975.4	$3,564.1	$1,445.0	$-	$966.3
Global Institutional & Specialty	4,613.3	2,294.8	1,265.7	-	1,052.8
Global Pest Elimination	941.3	532.8	228.8	-	179.7
Global Life Sciences	558.0	298.2	154.8	-	105.0
Corporate	-	7.6	149.0	77.7	(234.3)
Subtotal at fixed currency rates	$12,088.0	$6,697.5	$3,243.3	$77.7	$2,069.5
Effect of foreign currency translation	(202.8)				(43.9)
Consolidated reported GAAP	$11,885.2				$2,025.6

The profitability of the Company’s operating segments is evaluated by management based on operating income.

Consistent with the Company’s internal management reporting, Corporate includes intangible asset amortization specifically from the Nalco, Purolite, Ovivo Electronics and CoolIT Systems acquisitions and special (gains) and charges, as discussed in Note 2, “Special (Gains) and Charges,” that are not allocated to the Company’s reportable segments.
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

17. NEW ACCOUNTING PRONOUNCEMENTS

Standards That Are Not Yet Adopted:
Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements

ASU 2024-03 and ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	November 2024 and January 2025	The amendments in this ASU are intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis.	Effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted.	The updates required by this standard should be applied either prospectively for reporting periods after the effective date of this update, or retrospectively to any or all prior periods presented. The Company is currently evaluating the impact of adoption and additional disclosure requirements.

ASU 2025-06 (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software	September 2025	The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach.	Effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within annual reporting periods. Early adoption is permitted.	The update provides for adoption on a prospective basis, with retrospective or modified retrospective adoption permitted. The Company is currently evaluating the impact of adoption.
No other new accounting pronouncements issued or effective have had or are expected to have a material impact on the Company’s consolidated financial statements.

With respect to the unaudited financial information of the Company for the third quarter ended September 30, 2026 and 2025 included in Part 1 of this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated October 29, 2026 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Ecolab Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of September 30, 2026, and the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2026 and 2025 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
October 29, 2026

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
OVERVIEW OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2026
Sales Performance

When comparing third quarter 2026 against third quarter 2025, sales performance was as follows:
•Reported net sales increased 13% to $4,694.8 million and organic sales increased 7%.
•Organic sales for our Global Water segment increased 9% to $2,239.4 million driven by accelerating growth in High-Tech, Food & Beverage and Light Water.
•Organic sales for our Global Institutional & Specialty segment increased 3% to $1,638.3 million driven by steady growth in Institutional and strong growth in Specialty.
•Organic sales for Global Pest Elimination increased 8% to $358.8 million.
•Organic sales for our Global Life Sciences segment accelerated 17% to $215.8 million.
Financial Performance

When comparing third quarter 2026 against third quarter 2025, our financial performance was as follows:
•Reported operating income increased 7% to $810.5 million. Adjusted operating income increased 14%.
•Net income attributable to Ecolab decreased 6% to $551.3 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2026 and 2025 reported results, our adjusted net income attributable to Ecolab increased 4%.
•Reported diluted EPS decreased 5% to $1.95. Excluding the impact of special (gains) and charges and discrete tax items from both 2026 and 2025 reported results, adjusted diluted EPS increased 5% to $2.18 in the third quarter of 2026.
•Our reported tax rate was 20.2% during the third quarter of 2026, compared to 17.8% during the third quarter of 2025. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2026 and 2025 results, our adjusted tax rate was 20.4% during the third quarter of 2026, compared to 20.0% during the third quarter of 2025.

RESULTS OF OPERATIONS
Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2026	2025	Change	2026	2025	Change
Product and equipment sales	$3,697.4	$3,262.6		$10,321.4	$9,321.3
Service and lease sales	997.4	902.4		2,854.9	2,563.9
Reported GAAP net sales	4,694.8	4,165.0	13%	13,176.3	11,885.2	11%
Effect of foreign currency translation	2.4	9.9		(20.8)	202.8
Non-GAAP fixed currency sales	4,697.2	4,174.9	13%	13,155.5	12,088.0	9%
Effect of acquisitions and divestitures	(244.9)	-		(463.8)	-
Non-GAAP organic sales	$4,452.3	$4,174.9	7%	$12,691.7	$12,088.0	5%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2026 sales change are shown below:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
	2026	2026
(percent)
Volume	2%	1%
Pricing	5	4
Organic sales change	7	5
Acquisitions and divestitures	6%	4
Fixed currency sales change	13	9
Foreign currency translation	-	2
Reported GAAP net sales change	13%	11%
Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Third Quarter Ended				Nine Months Ended
	September 30				September 30
	2026		2025		2026		2025
(millions/percent)	COS	Gross Margin	COS	Gross Margin	COS	Gross Margin	COS	Gross Margin
Product and equipment cost of sales	$2,059.5		$1,789.1		$5,764.6		$5,122.9
Service and lease cost of sales	566.0		510.3		1,625.7		1,459.5
Reported GAAP COS and gross margin	2,625.5	44.1%	2,299.4	44.8%	7,390.3	43.9%	6,582.4	44.6%
Special (gains) and charges	1.5		0.3		17.5		7.6
Non-GAAP adjusted COS and gross margin	2,624.0	44.1%	2,299.1	44.8%	7,372.8	44.0%	6,574.8	44.7%
Effect of foreign currency translation	(0.6)		6.8		(15.2)		115.1
Non-GAAP adjusted fixed currency COS and gross margin	2,623.4	44.1%	2,305.9	44.8%	7,357.6	44.1%	6,689.9	44.7%
Effect of acquisition and divestitures	(168.1)		-		(331.1)		-
Non-GAAP organic COS and gross margin	$2,455.3	44.9%	$2,305.9	44.8%	$7,026.5	44.6%	$6,689.9	44.7%
Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 44.1% and 44.8% for the third quarter of 2026 and 2025, respectively. Our reported gross margin was 43.9% and 44.6% for the first nine months of 2026 and 2025, respectively. Special (gains) and charges included in items impacting cost of sales are shown within the “Special (Gains) and Charges” table below.

Excluding the impacts of special (gains) and charges, foreign currency translation and acquisitions and divestitures within COS, third quarter 2026 and 2025 organic gross margin was 44.9% and 44.8%, respectively, and for the first nine months of 2026 and 2025 was 44.6% and 44.7%, respectively. Our organic gross margin increased when comparing the third quarter of 2026 against the third quarter of 2025 as accelerating pricing offset higher commodity costs.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 25.1% and 26.0% for the third quarter and first nine months of 2026, respectively, compared to 25.9% and 26.9% for the third quarter and first nine months of 2025, respectively. The SG&A ratio to sales in the third quarter of 2026 improved as good productivity gains and the favorable impact of recent acquisitions more than offset growth-oriented investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statements of Income include the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2026	2025	2026	2025
Cost of sales
One Ecolab	$1.1	$0.3	$3.8	$7.6
Other restructuring	0.4	-	13.7	-
Cost of sales subtotal	1.5	0.3	17.5	7.6

Special (gains) and charges
One Ecolab	17.1	17.4	76.2	83.3
Other restructuring	0.6	-	1.1	(12.0)
Acquisition and integration activities	42.2	11.0	60.9	19.8
Sale of global surgical solutions business	-	-	-	2.4
Other	21.5	(2.2)	36.0	(13.2)
Special (gains) and charges subtotal	81.4	26.2	174.2	80.3

Interest expense, net	-	-	6.6	-

Total special (gains) and charges	$82.9	$26.5	$198.3	$87.9
For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Special (gains) and charges were $82.9 million ($65.2 million after tax) or $0.23 per diluted share and $198.3 million ($161.2 million after tax) or $0.57 per diluted share in the third quarter and first nine months of 2026, respectively, primarily relating to our One Ecolab initiative and acquisition and integration activities. Special (gains) and charges were $26.5 million ($22.0 million after tax) or $0.08 per diluted share and $87.9 million ($67.7 million after tax) or $0.24 per diluted share in the third quarter and first nine months of 2025, respectively, primarily relating to our One Ecolab initiative and acquisition and integration activities, partially offset by gains relating to the sale of a facility and an equity method investment.

As it relates to the One Ecolab initiative, we anticipate total restructuring costs of $328 million ($256 million after tax) or $0.90 per diluted share and special charges of $97 million ($76 million after tax) or $0.26 per diluted share by the end of 2027, which is expected to generate estimated annualized cost savings of $325 million in continuing operations by 2027. One Ecolab has delivered $217 million of cumulative cost savings.

Further details related to special (gains) and charges are included in Note 2, “Special (Gains) and Charges,” of the Notes.

Operating Income and Operating Income Margin

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2026	2025	Change	2026	2025	Change
Reported GAAP operating income	$810.5	$760.2	7%	$2,190.4	$2,025.6	8%
Special (gains) and charges	82.9	26.5		191.7	87.9
Non-GAAP adjusted operating income	893.4	786.7	14%	2,382.1	2,113.5	13%
Effect of foreign currency translation	2.1	0.6		(1.6)	41.3
Non-GAAP adjusted fixed currency operating income	895.5	787.3	14%	2,380.5	2,154.8	10%
Effect of acquisitions and divestitures	(23.4)	-		(39.2)	-
Non-GAAP organic operating income	$872.1	$787.3	11%	$2,341.3	$2,154.8	9%

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(percent)	2026	2025		2026	2025
Reported GAAP operating income margin	17.3%	18.3%		16.6%	17.0%
Non-GAAP adjusted operating income margin	19.0%	18.9%		18.1%	17.8%
Non-GAAP adjusted fixed currency operating income margin	19.1%	18.9%		18.1%	17.8%
Non-GAAP organic operating income margin	19.6%	18.9%		18.4%	17.8%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 7% and 8% in the third quarter and first nine months of 2026, respectively, versus the comparable periods of 2025. Our reported operating income for 2026 and 2025 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2026 and 2025 reported results, our adjusted operating income increased 14% and 13% in the third quarter and first nine months of 2026, respectively.
As shown in the previous table, foreign currency had a neutral and 3 percentage point positive impact on adjusted operating income growth for the third quarter and first nine months of 2026, respectively. Foreign currency had a 1 percentage point positive and 1 percentage point negative impact on adjusted operating income growth for the third quarter and first nine months of 2025, respectively.
Other (Income) Expense

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2026	2025	Change	2026	2025	Change
Reported GAAP other (income) expense	($8.8)	($12.8)	(31)%	($26.4)	($38.8)	(32)%
Reported other (income) expense decreased to ($8.8) million from ($12.8) million in the third quarter of 2026 compared to the third quarter of 2025, respectively, and decreased to ($26.4) million from ($38.8) million in the first nine months of 2026 compared to the first nine months of 2025, respectively.

Interest Expense, Net

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2026	2025	Change	2026	2025	Change
Reported GAAP interest expense, net	$124.8	$55.3	126%	$270.6	$176.8	53%
Special (gains) and charges	-	-		6.6	-
Non-GAAP adjusted interest expense, net	$124.8	$55.3	126%	$264.0	$176.8	49%

Reported net interest expense was $124.8 million and $55.3 million in the third quarter of 2026 and 2025, respectively, and $270.6 million and $176.8 million in the first nine months of 2026 and 2025, respectively. The increase in net interest expense when comparing 2026 against 2025 reflects the impact of financing the Ovivo Electronics and CoolIT Systems acquisitions.

Provision for Income Taxes
The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2026	2025	2026	2025
Reported GAAP tax rate	20.2%	17.8%	21.4%	19.2%
Tax rate impact of:
Special (gains) and charges	0.1	-	(0.2)	0.2
Discrete tax items	0.1	2.2	(0.4)	1.1
Non-GAAP adjusted tax rate	20.4%	20.0%	20.8%	20.5%

Our reported tax rate was 20.2% and 17.8% for the third quarter of 2026 and 2025, respectively, and 21.4% and 19.2% for the first nine months of 2026 and 2025, respectively. The change in our tax rate for the third quarter and first nine months versus the comparable periods of 2025 was driven primarily by discrete tax items and special (gains) and charges. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized net tax benefit related to discrete tax items of $1.1 million and net tax expense of $7.5 million in the third quarter and first nine months of 2026, respectively. This included a tax benefit of $2.0 million and $16.3 million in the third quarter and first nine months of 2026, respectively, associated with share-based compensation excess tax benefits. The remaining net tax expense of $0.9 million and $23.8 million in the third quarter and first nine months of 2026, respectively, is from prior year return adjustments, audit settlements, unrecognized tax benefits, and other changes in estimates.

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

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2026	2025	Change	2026	2025	Change
Reported GAAP net income attributable to Ecolab	$551.3	$585.0	(6)%	$1,518.8	$1,511.7	-%
Adjustments:
Special (gains) and charges, after tax	65.2	22.0		161.2	67.7
Discrete tax expense (benefit)	(1.1)	(16.3)		7.5	(21.8)
Non-GAAP adjusted net income attributable to Ecolab	$615.4	$590.7	4%	$1,687.5	$1,557.6	8%

Diluted EPS

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(dollars)	2026	2025	Change	2026	2025	Change
Reported GAAP diluted EPS	$1.95	$2.05	(5)%	$5.37	$5.30	1%
Adjustments:
Special (gains) and charges, after tax	0.23	0.08		0.57	0.24
Discrete tax expense (benefit)	-	(0.06)		0.03	(0.08)
Non-GAAP adjusted diluted EPS	$2.18	$2.07	5%	$5.97	$5.46	9%
Per share amounts in the above tables do not necessarily sum due to rounding.

Currency translation was neutral and had a favorable impact of approximately $0.12 per share on diluted EPS for the third quarter and first nine months of 2026, respectively, when compared to the comparable periods of 2025.

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

Fixed currency net sales and operating income for the third quarter and nine months ended September 30, 2026 for our reportable segments are shown in the following tables:

Net Sales	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2026	2025	Change	2026	2025	Change
Global Water	$2,479.6	$2,061.0	20%	$6,730.3	$5,975.4	13%
Global Institutional & Specialty	1,638.3	1,596.0	3	4,763.4	4,613.3	3
Global Pest Elimination	363.5	332.7	9	1,024.1	941.3	9
Global Life Sciences	215.8	185.2	17	637.7	558.0	14
Subtotal at fixed currency	4,697.2	4,174.9	13	13,155.5	12,088.0	9
Effect of foreign currency translation	(2.4)	(9.9)		20.8	(202.8)
Consolidated reported GAAP net sales	$4,694.8	$4,165.0	13%	$13,176.3	$11,885.2	11%

Operating Income	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2026	2025	Change	2026	2025	Change
Global Water	$445.2	$357.9	24%	$1,090.7	$966.3	13%
Global Institutional & Specialty	404.9	376.3	8	1,142.3	1,052.8	9
Global Pest Elimination	73.9	69.5	6	196.1	179.7	9
Global Life Sciences	50.2	33.8	49	146.2	105.0	39
Corporate	(161.9)	(74.8)	*	(386.7)	(234.3)	*
Subtotal at fixed currency	812.3	762.7	7	2,188.6	2,069.5	6
Effect of foreign currency translation	(1.8)	(2.5)		1.8	(43.9)
Consolidated reported GAAP operating income	$810.5	$760.2	7%	$2,190.4	$2,025.6	8%
* Not meaningful

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments:

	Third Quarter Ended
	September 30
Net Sales	2026			2025
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$2,479.6	($240.2)	$2,239.4	$2,061.0	$-	$2,061.0
Global Institutional & Specialty	1,638.3	-	1,638.3	1,596.0	-	1,596.0
Global Pest Elimination	363.5	(4.7)	358.8	332.7	-	332.7
Global Life Sciences	215.8	-	215.8	185.2	-	185.2
Subtotal at fixed currency	4,697.2	(244.9)	4,452.3	4,174.9	-	4,174.9
Effect of foreign currency translation	(2.4)			(9.9)
Consolidated reported GAAP net sales	$4,694.8			$4,165.0

Operating Income	2026			2025
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$445.2	($53.9)	$391.3	$357.9	$-	$357.9
Global Institutional & Specialty	404.9	-	404.9	376.3	-	376.3
Global Pest Elimination	73.9	0.6	74.5	69.5	-	69.5
Global Life Sciences	50.2	-	50.2	33.8	-	33.8
Corporate	(78.7)	29.9	(48.8)	(50.2)	-	(50.2)
Non-GAAP adjusted fixed currency operating income	895.5	(23.4)	872.1	787.3	-	787.3
Special (gains) and charges at fixed currency rates	83.2			24.6
Subtotal at fixed currency	812.3			762.7
Effect of foreign currency translation	(1.8)			(2.5)
Consolidated reported GAAP operating income	$810.5			$760.2

	Nine Months Ended
	September 30
Net Sales	2026			2025
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$6,730.3	($452.2)	$6,278.1	$5,975.4	$-	$5,975.4
Global Institutional & Specialty	4,763.4	-	4,763.4	4,613.3	-	4,613.3
Global Pest Elimination	1,024.1	(11.6)	1,012.5	941.3	-	941.3
Global Life Sciences	637.7	-	637.7	558.0	-	558.0
Subtotal at fixed currency	13,155.5	(463.8)	12,691.7	12,088.0	-	12,088.0
Effect of foreign currency translation	20.8			(202.8)
Consolidated reported GAAP net sales	$13,176.3			$11,885.2

Operating Income	2026			2025
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Organic	Fixed Currency	Impact of Acquisitions and Divestitures	Organic
Global Water	$1,090.7	($88.4)	$1,002.3	$966.3	$-	$966.3
Global Institutional & Specialty	1,142.3	-	1,142.3	1,052.8	-	1,052.8
Global Pest Elimination	196.1	1.0	197.1	179.7	-	179.7
Global Life Sciences	146.2	-	146.2	105.0	-	105.0
Corporate	(194.8)	48.2	(146.6)	(149.0)	-	(149.0)
Non-GAAP adjusted fixed currency operating income	2,380.5	(39.2)	2,341.3	2,154.8	-	2,154.8
Special (gains) and charges at fixed currency rates	191.9			85.3
Subtotal at fixed currency	2,188.6			2,069.5
Effect of foreign currency translation	1.8			(43.9)
Consolidated reported GAAP operating income	$2,190.4			$2,025.6

Unless otherwise noted, the following segment performance commentary compares the third quarter and first nine months of 2026 against the third quarter and first nine months of 2025.

Global Water

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Sales at fixed currency (millions)	$2,479.6	$2,061.0	$6,730.3	$5,975.4
Sales at public currency (millions)	2,480.8	2,054.6	6,747.2	5,858.3

Organic sales change	9%		5%
Acquisitions and divestitures	12%		8%
Fixed currency sales change	20%		13%
Foreign currency translation	-%		2%
Public currency sales change	21%		15%

Operating income at fixed currency (millions)	$445.2	$357.9	$1,090.7	$966.3
Operating income at public currency (millions)	444.9	357.4	1,093.0	943.4

Fixed currency operating income change	24%		13%
Fixed currency operating income margin	18.0%	17.4%	16.2%	16.2%
Organic operating income change	9%		4%
Organic operating income margin	17.5%	17.4%	16.0%	16.2%
Public currency operating income change	24%		16%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales
Fixed currency sales increased 20% and 13% for the third quarter and first nine months of 2026, respectively, including a benefit from the acquisitions of Ovivo Electronics and CoolIT Systems. Organic sales for Global Water increased 9% and 5% in the third quarter and first nine months of 2026, respectively, driven by accelerating growth in High-Tech, Food & Beverage and Light Water. Heavy Water and Paper both returned to solid growth.
Food & Beverage organic sales increased 8% and 6% in the third quarter and first nine months of 2026, respectively, driven by new business wins and pricing. Heavy Water organic sales increased 4% and remained flat in the third quarter and first nine months of 2026, respectively, as growth in downstream was offset by softer sales in basic industries. High-Tech organic sales increased 63% and 40% in the third quarter and first nine months of 2026, respectively, reflecting new business wins across microelectronics and data centers. Light Water organic sales increased 5% and 3% in the third quarter and first nine months of 2026 driven by new business wins. Paper organic sales increased 6% and 1% in the third quarter and first nine months of 2026, respectively, driven by new business wins that overcame stabilizing customer production rates.

Operating Income

Organic operating income increased for Global Water in the third quarter and first nine months of 2026, respectively. Organic operating income margins increased and decreased for Global Water in the third quarter and first nine months of 2026.

Organic operating income margins increased 0.1 percentage points during the third quarter of 2026 as the 5.0 percentage point positive impact of strong pricing and improved productivity was offset by the 4.6 percentage point impact of investments in the business and higher commodity costs. Organic operating income margins decreased 0.2 percentage points during the first nine months of 2026 as the 3.3 percentage point negative impact of investments in the business and higher commodity costs was partially offset by the 3.5 percentage point positive impact of strong pricing and productivity.

Global Institutional & Specialty

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Sales at fixed currency (millions)	$1,638.3	$1,596.0	$4,763.4	$4,613.3
Sales at public currency (millions)	1,636.5	1,593.9	4,768.7	4,556.5

Organic sales change	3%		3%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	3%		3%
Foreign currency translation	-%		1%
Public currency sales change	3%		5%

Operating income at fixed currency (millions)	$404.9	$376.3	$1,142.3	$1,052.8
Operating income at public currency (millions)	404.2	376.3	1,142.7	1,041.9

Fixed currency operating income change	8%		9%
Fixed currency operating income margin	24.7%	23.6%	24.0%	22.8%
Organic operating income change	8%		9%
Organic operating income margin	24.7%	23.6%	24.0%	22.8%
Public currency operating income change	7%		10%

Percentages in the above table do not necessarily sum due to rounding.
Net Sales
Fixed currency and organic sales increased 3% in both the third quarter and first nine months of 2026, respectively, with steady growth in Institutional and strong growth in Specialty.

At an operating segment level, Institutional organic sales increased 2% in both the third quarter and first nine months of 2026, respectively, driven by strong pricing and new business wins, which more than offset softer industry trends. Specialty organic sales increased 5% and 7% in the third quarter and first nine months of 2026, respectively, as new business wins and continued pricing more than offset softer industry trends.

Operating Income
Organic operating income and organic operating income margin increased in the third quarter and first nine months of 2026 for our Global Institutional & Specialty segment.

Organic operating income margins increased 1.1 percentage points during the third quarter of 2026 as the 4.2 percentage point positive impact from strong pricing and improved productivity was partially offset by the 3.1 percentage point impact of higher commodity costs and investments in the business. Organic operating income margins increased 1.2 percentage points during the first nine months of 2026 as the 3.0 percentage point positive impact of strong pricing was partially offset by the 2.0 percentage point impact of higher commodity costs and investments in the business.

Global Pest Elimination

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Sales at fixed currency (millions)	$363.5	$332.7	$1,024.1	$941.3
Sales at public currency (millions)	363.6	331.8	1,025.5	929.8

Organic sales change	8%		8%
Acquisitions and divestitures	1%		1%
Fixed currency sales change	9%		9%
Foreign currency translation	-%		1%
Public currency sales change	10%		10%

Operating income at fixed currency (millions)	$73.9	$69.5	$196.1	$179.7
Operating income at public currency (millions)	73.8	69.4	196.3	177.7

Fixed currency operating income change	6%		9%
Fixed currency operating income margin	20.3%	20.9%	19.1%	19.1%
Organic operating income change	7%		10%
Organic operating income margin	20.8%	20.9%	19.5%	19.1%
Public currency operating income change	6%		10%

Percentages in the above table do not necessarily sum due to rounding.
Net Sales
Fixed currency sales increased 9% in both the third quarter and first nine months of 2026, respectively, reflecting a 1% benefit from acquisitions in the third quarter and first nine months. Organic sales for Global Pest Elimination increased 8% in both the third quarter and first nine months of 2026, driven by new business in food & beverage, food retail, and restaurants.

Operating Income
Organic operating income increased for Global Pest Elimination in the third quarter and first nine months of 2026, respectively. Organic operating income margins decreased and increased for Global Pest Elimination in the third quarter and first nine months of 2026.

Organic operating income margins decreased 0.1 percentage points during the third quarter of 2026, as the 4.8 percentage point negative impact of investments in the business, including pest intelligence was partially offset by the 4.4 percentage point positive impact from strong pricing, higher volume and improved productivity. Organic operating income margins increased 0.4 percentage points during the first nine months of 2026, as the 4.5 percentage point positive impact from strong pricing, improved productivity and higher volume was partially offset by the 4.6 percentage point impact of investments in the business, including pest intelligence.

Global Life Sciences

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Sales at fixed currency (millions)	$215.8	$185.2	$637.7	$558.0
Sales at public currency (millions)	213.9	184.7	634.9	540.6

Organic sales change	17%		14%
Acquisitions and divestitures	-%		-%
Fixed currency sales change	17%		14%
Foreign currency translation	(1)%		3%
Public currency sales change	16%		17%

Operating income at fixed currency (millions)	$50.2	$33.8	$146.2	$105.0
Operating income at public currency (millions)	49.6	33.6	145.6	98.2

Fixed currency operating income change	49%		39%
Fixed currency operating income margin	23.3%	18.3%	22.9%	18.8%
Organic operating income change	49%		39%
Organic operating income margin	23.3%	18.3%	22.9%	18.8%
Public currency operating income change	48%		48%

Percentages in the above table do not necessarily sum due to rounding.
Net Sales
Fixed currency and organic sales for Global Life Sciences increased 17% and 14% in the third quarter and first nine months of 2026, respectively, driven by continued growth in bioprocessing, pharmaceuticals & personal care, and purification.

Operating Income
Organic operating income and organic operating income margins increased in the third quarter and first nine months of 2026 for our Global Life Sciences segment.

Organic operating income margins increased 5.0 percentage points during the third quarter of 2026, as the 14.2 percentage point positive impact from supply chain efficiencies and strong pricing was partially offset by the 8.6 percentage point negative impact from investments in the business and higher commodity costs. Organic operating income margins increased 4.1 percentage points during the first nine months of 2026, as the 9.7 percentage point positive impact from strong pricing, supply chain efficiencies and higher volume was partially offset by the 5.6 percentage point negative impact from investments in the business, higher commodity costs and unfavorable mix.

Corporate
Consistent with our internal management reporting, Corporate amounts in the tables beginning on page 37 include intangible asset amortization specifically from the Nalco, Purolite, Ovivo Electronics and CoolIT Systems transactions and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 34.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY
Financial Position
Total assets were $31.1 billion as of September 30, 2026 and $24.7 billion as of December 31, 2025.
Total liabilities were $20.7 billion as of September 30, 2026, compared to total liabilities of $14.9 billion as of December 31, 2025. Total debt was $13.2 billion as of September 30, 2026 and $8.2 billion as of December 31, 2025. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.
Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.
The inputs to EBITDA reflect the trailing twelve months of activity for the period presented:

	September 30, 2026	December 31, 2025
(ratio)
Net debt to EBITDA	3.1	2.0

(millions)
Total debt	$13,192.0	$8,236.3
Cash	722.3	646.2
Net debt	$12,469.7	$7,590.1

Net income including noncontrolling interest	$2,098.3	$2,093.3
Provision for income taxes	508.2	454.6
Interest expense, net	334.9	241.1
Depreciation	724.2	672.6
Amortization	351.2	303.8
EBITDA	$4,016.8	$3,765.4

Cash Flows
Operating Activities

	Nine Months Ended
	September 30
(millions)	2026	2025	Change
Cash provided by operating activities	$1,939.1	$1,862.5	$76.6
We continue to generate cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities increased by $77 million in the first nine months of 2026 compared to the first nine months of 2025, primarily driven by higher net income excluding noncash depreciation, amortization and deferred taxes, partially offset by one-time incentive payments of $200 million to the CoolIT Systems and Ovivo Electronics employees relating to the acquisitions.

Investing Activities

	Nine Months Ended
	September 30
(millions)	2026	2025	Change
Cash used for investing activities	($5,621.1)	($729.0)	($4,892.1)
Cash used for investing activities is primarily impacted by business acquisitions and capital investments in the business.

Cash used for acquisitions and investments in affiliates, net of cash acquired, in the first nine months of 2026 and 2025 was $4.7 billion and $0.5 million, respectively. Cash used for acquisitions and investments in affiliates, net of cash acquired, in 2026 primarily relates to the CoolIT Systems acquisition.

We continue to make capital investments in the business, including dispensing and monitoring equipment, manufacturing equipment and facilities. Total capital expenditures were $902 million and $716 million in the first nine months of 2026 and 2025, respectively.

Financing Activities

	Nine Months Ended
	September 30
(millions)	2026	2025	Change
Cash provided by (used for) financing activities	$3,755.0	($421.7)	$4,176.7

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We had net (repayments) issuances of commercial paper and notes payable of ($95 million) and $1 million in the first nine months of 2026 and 2025, respectively.
Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $672 million and $375 million of shares in the first nine months of 2026 and 2025, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.
During the first nine months of 2026, we issued $5 billion of long-term debt. We issued $1.0 billion of long-term debt and repaid €575 million ($674 million) of long-term debt in the first nine months of 2025.
We paid dividends of $629 million and $564 million in the first nine months of 2026 and 2025, respectively.
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
As of September 30, 2026, we had $722 million of cash and cash equivalents on hand, of which $610 million was held outside of the U.S. We will continue to evaluate our cash position in light of future developments.
As of September 30, 2026, we had a $2.0 billion multi-year revolving credit facility which expires in March 2030. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. At the end of the third quarter of 2026, we had no outstanding commercial paper under our U.S. and Euro commercial paper programs. As of December 31, 2025, we had $100 million outstanding commercial paper under our U.S. program and none outstanding under our Euro commercial paper program. There were no borrowings under our credit facility as of September 30, 2026 or December 31, 2025. As of September 30, 2026, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.
During the first nine months of 2026, we issued $5.0 billion aggregate principal amount of senior notes consisting of notes due in 2029, 2031, 2033 and 2036. The proceeds were used to fund the CoolIT Systems acquisition and for general corporate purposes. We had $1 billion of long-term debt issuance activity in the first nine months of 2025. There were no repayments of long-term debt in the first nine months of 2026, and we repaid €575 million ($674 million) of long-term debt in the first nine months of 2025.

One of our Chinese subsidiaries maintains a construction loan facility that provides up to 1.1 billion in Chinese Yuan (“CNY”) ($164 million) of proceeds to fund capital expenditures. This loan facility has a tenor of 13 years and is secured by certain assets of our Chinese subsidiaries.
We are in compliance with our debt covenants and other requirements of our credit agreements and indentures. We believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.
The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2025 disclosed total commercial paper, notes payable and long-term debt due within one year of $870 million. As of September 30, 2026, the total notes payable and long-term debt due within one year was $1,277 million. We had no outstanding commercial paper under our U.S. program as of September 30, 2026.
Our gross liability for unrecognized tax benefits was $66.1 million and $53.9 million as of September 30, 2026, and December 31, 2025, respectively. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT
Global Economies
Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results. In the near-term, the global operating environment remains unpredictable, including constantly evolving geopolitics and international trade policy, which are resulting in rising commodity costs. Due to the war in the Middle East, global energy markets have experienced significant price volatility in recent months driven by supply chain disruptions, transportation constraints, and geopolitical developments, contributing to major cost increases for raw materials, manufacturing, and logistics throughout our global supply chain. We began implementing our announced energy surcharge in the second quarter of 2026 to offset the recent surge in such costs. This energy surcharge will be monitored closely and may be adjusted as market conditions evolve. We expect our pricing actions, along with continued volume growth and our other cost savings and productivity improvement efforts, to successfully offset the recent cost pressures.
Argentina, Turkiye and Egypt are classified as highly inflationary economies in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina, Turkiye and Egypt. During the third quarter of 2026, sales in Argentina, Turkiye and Egypt represented approximately 1% of our consolidated sales. Assets held in Argentina, Turkiye and Egypt at the end of the third quarter of 2026 represented approximately 1% of our consolidated assets.
In light of Russia’s invasion of Ukraine and the sanctions against Russia by the United States and other countries, we have made the determination that we will limit our Russian business to operations that are essential to life, providing minimal support for our healthcare, life sciences, food and beverage and certain water businesses. We may further narrow our presence in Russia depending on future developments. During the third quarter of 2026, our Russian and Ukraine operations represented less than 1% of our consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS
For information on new accounting pronouncements, refer to Note 17, “New Accounting Pronouncements,” of the Notes to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

In October 2026, we settled ₣550 million of our existing Swiss Franc cross-currency swap derivative contracts that were designated as net investment hedges and simultaneously executed replacement cross-currency swap derivative contracts for the same notional value. There was no material impact on the Consolidated Statements of Income as a result of these transactions.

NON-GAAP FINANCIAL MEASURES
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:
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
•Adjusted interest expense, net
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
Our non-GAAP adjusted financial measures for cost of sales, gross margin, operating income, and interest expense, net exclude the impact of special (gains) and charges and our non-GAAP adjusted financial measures for tax rate, net income attributable to Ecolab and diluted earnings per share further exclude the impact of discrete tax items. We include items within special (gains) and charges and discrete tax items that we believe can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results. After tax special (gains) and charges are derived by applying the applicable local jurisdictional tax rate to the corresponding pre-tax special (gains) and charges.
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
Our reportable segments do not include the impact of intangible asset amortization from the Nalco, Purolite, Ovivo Electronics and CoolIT Systems transactions or the impact of special (gains) and charges as these are not allocated to our reportable segments.
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include our business performance and prospects; expectations concerning timing, amount and type of restructuring costs and savings from restructuring activities; Russian operations; working capital; capital investments, acquisitions and share repurchases; amortization expense; non-performance of financial counterparties; payments and contributions to pension and postretirement health care benefit plans; the impact of lawsuits, claims and environmental matters; impact of new accounting pronouncements and tax laws; cash flows, borrowing capacity and funding of cash requirements, including repayment of debt; payments related to uncertain tax positions; and implementation of ERP system upgrades.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We use foreign currency cross currency swaps, foreign currency forward contracts, foreign currency option contracts, interest rate swap agreements, forward-starting interest rate lock contracts and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature or for trading purposes. For a more detailed discussion of derivative instruments, refer to Note 8, entitled “Derivatives and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q.
Item 4. Controls and Procedures
As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.
During the period July 1, 2026 through September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased	Average price paid per share	(1)	Number of shares purchased as part of publicly announced plans or programs	(2)	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2026	-	$-		-		3,454,001
August 1-31, 2026	-	-		-		3,454,001
September 1-30, 2026	-	-		-		3,454,001
Total	-	$-		-		3,454,001
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

ECOLAB INC.
Date: October 29, 2026	By:	/s/ Bryce L. Mewhorter
Bryce L. Mewhorter
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)